Form 10-Q
period 1996-09-30
APPLIED IMAGING CORP
filed 1996-12-20
CIK 816066

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON,  D.C.  20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996.


                                      OR


[_] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________. TO
     ______________.


                         COMMISSION FILE NO.  0-21371


                             APPLIED IMAGING CORP.
            (Exact name of registrant as specified in its charter)


     Delaware                                     77-0120490
     (State or other jurisdiction of              (I.R.S. Employer
     incorporation or organization)               Identification No.)

                         2380 WALSH AVENUE, BUILDING B
                         SANTA CLARA, CALIFORNIA 95051
          (Address of principal executive offices, including zip code)

                                 (408) 562-0250
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing
requirements for the 90 days.        Yes_____ No  X
                                                 ---

As of November 30, 1996, 6,823,460 shares of the Registrant's Common Stock were outstanding.

                             APPLIED IMAGING CORP.

                                     INDEX

                                                                                PAGE
                                                                                ----

                         PART I.  FINANCIAL INFORMATION
                         ------------------------------
Item 1.  Financial Statements

               Condensed Consolidated Balance Sheets
               September 30, 1996 and December 31, 1995.......................... 3

               Condensed Consolidated Statements of Operations
               Three and nine months ended September 30, 1996 and 1995........... 4

               Condensed Consolidated Statements of Cash Flows
               Nine months ended September 30, 1996 and 1995..................... 5

               Notes to Interim Condensed Consolidated Financial Statements...... 6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations........................... 7

                          PART II.  OTHER INFORMATION
                          ---------------------------

Item 6.  Exhibits and Reports on Form 8-K ....................................... 9

         Signatures ............................................................. 10

PART - FINANCIAL INFORMATION
----------------------------

ITEM 1. FINANCIAL STATEMENTS

                    APPLIED IMAGING CORP.AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                              September 30,        December 31,
                                                                  1996                1995
                                                              -------------        -------------
                                                               (Unaudited)
ASSETS

Current assets:
     Cash and cash equivalents                                 $     1,460          $    2,159
     Short-term investments                                          1,025               2,997
     Trade accounts receivable, net                                  1,818               1,501
     Inventories                                                       816                 880
     Prepaid expenses and other current assets                         514                 140
                                                              -------------        -------------
               Total current assets                                  5,633               7,677
Property and equipment, net                                          1,257               1,319
Other assets, net                                                      691                 377
                                                              -------------        -------------
               TOTAL ASSETS                                    $     7,581          $    9,373
                                                              =============        =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Current portion of bank debt                              $       300          $      471
     Accounts payable                                                1,499               1,141
     Accrued revenue                                                 1,354               1,430
     Deferred revenue                                                1,063               1,386
                                                              -------------        -------------
               Total current liabilities                             4,216               4,428
     Long-term liabilities                                             221                 231
               Total liabilities                              -------------        -------------
                                                                     4,437               4,659
Stockholders' equity:
     Preferred stock; $0.001 par value; 6,000,000 shares
        authorized; 3,919,179 shares issued and outstanding,
        as of September 30, 1996 and December 31, 1995;
        aggregate liquidation preference of $15,766,000 as
        of September 30,1996 and December 31, 1995.                      4                   4
     Common stock; $0.001 par value; 20,000,000 shares
        authorized; 1,156,660 and 1,067,785 shares issued
        and outstanding as of September 30, 1996 and
        December 31, 1995, respectively.                                 1                   1

     Additional paid-in capital                                     15,849              14,216
     Accumulated deficit                                           (11,064)             (9,140)
     Deferred compensation                                          (1,279)                -
     Cumulative translation adjustment                                (367)               (367)
                                                               -------------       -------------
          Total stockholders' equity                                 3,144               4,714
                                                               -------------       -------------

          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $    7,581               9,373
                                                               =============       =============

     See accompanying notes to condensed consolidated financial statements

                    APPLIED IMAGING CORP. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (Unaudited, in thousands, except per share data)

                                                  Three months ended         Nine months ended
                                                     September 30,              September 30,
                                                ---------------------     ----------------------
                                                   1996        1995          1996        1995
                                                ---------   ---------     ---------    ---------
Revenues                                        $  2,707    $  2,540      $  8,702     $  7,755
Cost of revenues                                   1,322       1,349         4,444        3,960
                                                ---------   ---------     ---------    ---------
     Gross profit                                  1,385       1,191         4,258        3,795

Operating expenses:
     Research and development                        838         746         2,536        2,126
     Sales and marketing                             774         634         2,250        1,969
     General and administrative                      453         449         1,402        1,445
                                                ---------   ---------     ---------    ---------
          Total operating expenses                 2,065       1,829         6,188        5,540
                                                ---------   ---------     ---------    ---------
          Operating loss                            (680)       (638)       (1,930)      (1,745)

Other income/(expenses), net                          (9)         24            10           11
                                                ---------   ---------     ---------    ---------
     Loss before income taxes                       (689)       (614)       (1,920)      (1,734)

Provision for income taxes                           -             1             4            4
                                                ---------   ---------     ---------    ---------
     Net loss                                   $   (689)   $   (615)     $ (1,924)    $ (1,738)
                                                =========   =========     =========    =========

Pro forma net loss per share                    $  (0.12)                  $ (0.34)
                                                =========                 =========

Weighted average shares outstanding                5,755                     5,708
                                                =========                 =========

    See accompanying notes to condensed consolidated financial statements.

                    APPLIED IMAGING CORP. AND SUBSIDIARIES
                CONDEMSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                     Consolidated Statement of Cash Flows

                                                                           Unaudited
                                                                Nine months ended September 30
                                                                ------------------------------
                                                                    1996              1995
                                                                ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income/(Loss)                                          $    (1,924)      $    (1,738)
     Adjustments to reconcile net imcome(loss) to
     net cash provided (used) by operating activities:
        Depreciation & Amortization                                     580               634
        Compensation expense on stock options                           194               153
        Changes in operating assets and liabilities:
          Accounts receivable, net                                     (317)             (161)
          Inventories                                                    64              (216)
          Prepaid expenses and othe current assets                     (374)              220
          Accounts payable                                              358              (457)
          Accrued expenses                                              (76)              166
          Unearned revenue                                             (323)               27
                                                                ------------      ------------
        Net cash provided/(used) by operating activities:            (1,818)           (1,372)
                                                                ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                               (518)             (773)
     Purchases of short-term investments                                -              (2,945)
     Sales of short-term investments                                  1,972               -
     Other assets                                                        73               143
                                                                ------------      ------------
        Net cash provided/(used) by investing activities:             1,527            (3,575)
                                                                ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Bank loan proceeds/(payments), net                                (181)              (75)
     Proceeds from stock option exercises                               160                44
     Proceeds from issuance of preferred stock                          -               4,280
     Other assets                                                       387               -
                                                                ------------      ------------
        Net cash provided/(used) by financing activities:              (408)            4,249
                                                                ------------      ------------

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS                   (699)             (698)
Cash and cash equivalents at beginnin of period                       2,159             2,503
                                                                ------------      ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                        $     1,460       $     1,805
                                                                ============      ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
        Interest paid during period                             $        63       $        68
                                                                ============      ============

        Income taxes paid during period                         $         4       $         4
                                                                ============      ============

    See accompanying notes to condensed consolidated financial statements.

                    APPLIED IMAGING CORP. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE I - BASIS OF PRESENTATION
------------------------------

          The accompanying condensed consolidated financial statements include the accounts of Applied Imaging Corp. and subsidiaries (the Company) for the three and nine months ended September 30, 1996 and 1995. These financial statements are unaudited and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the Company's financial position, operating results and cash flows for those interim periods presented. The results of operations for the three and nine months ended September 30, 1996 are not necessarily indicative of results to be expected for the fiscal year ending December 31, 1996. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, for the year ended December 31, 1995.


NOTE 2 - PRO FORMA NET LOSS PER SHARE
-------------------------------------

          Pro forma net loss per share amounts are based on the weighted average number of common shares outstanding during the relevant periods. As net losses have been reported during the relevant periods, common stock equivalents arising from outstanding stock options are excluded in that they are anti-dilutive. For purposes of computing pro forma net loss per share, all preferred stock outstanding has been assumed to be converted into common stock. This recapitalization has been retroactively reflected in all periods for which pro forma net loss per share has been presented.


NOTE 3 - SUBSEQUENT EVENTS
--------------------------

          On November 13, 1996, the Company completed its initial public offering of common stock, in which it sold 1.65 million shares of common stock at $7.00 per share, resulting in net proceeds to the Company of $10.7 million. As a result, the Company believes that its cash resources will be sufficient to fund the Company's operating and investing requirements through 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following discussion should be read in conjunction with the attached condensed consolidated financial statements and notes thereto, and with the Company's audited financial statements and notes thereto for the fiscal year ended December 31, 1995.

          The information set forth below contains forward-looking statements, and the Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth below under "Factors That May Affect Future Results" and those set forth under the title "Risk Factors" in the Company's Prospectus dated November 7, 1996.


RESULTS OF OPERATIONS

Revenues. The Company's revenues are derived primarily from the sale of products and software maintenance and instrument service contracts. Revenues for the quarter and nine months ended September 30, 1996 were $2.7 million and $8.7 million, respectively, compared to $2.5 million and $7.6 million in the corresponding prior year periods. The 7% and 12% increases over the prior year third quarter and nine-month periods, respectively, are primarily attributable to increased sales of the company's cytogenetic instrumentation products.

Cost of revenues. Cost of revenues includes direct material and labor costs, manufacturing overhead, installation costs, warranty related expenses and post-warranty service and application support expenses. Costs of revenues, as a percentage of total revenues, for the quarter and nine months ended September 30, 1996 were 49% and 51%, respectively, compared to 53% and 51%, respectively, in the corresponding prior year periods.

Research and development expenses. Research and development expenses consist of research and development relating to new products as well as software development costs to upgrade existing products. Research and development expenses for the quarter and nine months ended September 30, 1996 were $838,000 and $2.5 million, respectively, compared to $746,000 and $2.1 million in the corresponding prior year periods. The 12% and 19% increases over the corresponding prior year third quarter and nine month period, respectively, resulted primarily from increased expenditures for the development of the Company's prenatal screening system. Such expenses increased as a percentage of revenues to 31% and 29% for the quarter and nine months ended September 30, 1996, respectively, from 29% and 27% in the corresponding prior year periods.

Sales and marketing expenses. Sales and marketing expenses consist primarily of salaries, commissions and related travel expenses of the Company's direct sales force, as well as commissions paid to independent sales agents. Sales and marketing expenses for the quarter and nine months ended September 30, 1996 were $774,000 and $2.3 million, respectively, compared to $634,000 and $2.0 million, respectively, in the corresponding prior year periods. As a percentage of revenues, sales and marketing expenses increased to 29% and 26% in the third quarter and first nine months of 1996, respectively, from 25% in both of the corresponding prior year periods. The increase is primarily due to discretionary marketing costs in 1996 and increased international selling expenses.

General and administrative expenses. General and administrative expenses consist primarily of payroll costs associated with the Company's management and administrative personnel, travel expenses, and legal and accounting fees. General and administrative expenses remained relatively unchanged at $453,000 and $1.4 million for the quarter and nine months ending September 30, 1996, respectively, compared to the corresponding prior year periods. General and administrative expenses, as a percentage of revenues, decreased to 17% and 16% for the third quarter and first nine months of 1996, respectively, from 18% and 19%, respectively, in the corresponding prior year periods, primarily due to the increase in revenues.

Pro forma net loss per share. The Company reported losses per share of $.12 and $.34, respectively, in the third quarter and first nine months of 1996.
Weighted average shares outstanding used in computing earnings per share were
5.8 million and 5.7 million shares for the third quarter and first nine months of 1996, respectively.


FACTORS THAT MAY AFFECT FUTURE RESULTS

          The Company's quarterly operating results may vary significantly depending on certain factors, including the effect of announcements of new products, delays in the introduction or shipment of new products, increased competition, adverse changes in the economic conditions in any of the several countries in which the Company does business, a slower growth rate in the Company's target markets, order deferrals in anticipation of new product releases, lack of market acceptance of new products, the uncertainty of FDA or other domestic and international regulatory clearances or approvals, and the factors set forth under the title "Risk Factors" in the Company's Prospectus dated November 7, 1996.

          Due to the factors noted above, as well as the relatively small size of the Company's initial public offering completed on November 13, 1996, the Company's future earnings and stock price may be subject to significant volatility, particularly on a quarterly basis. Any shortfall in revenues or earnings from levels expected by security analysts could have an immediate and significant adverse effect on the trading price of the Company's common stock.


LIQUIDITY AND CAPITAL RESOURCES

          At September 30, 1996, the Company had cash, cash equivalents and short-term investments of $2.5 million, compared to $5.2 million at December 31, 1995. The reduction in these amounts of approximately $2.7 million during the nine months ended September 30, 1996 was primarily attributable to the use of $1.9 million for operating requirements, $0.5 million for capital expenditures and $0.3 million for financing requirements.

          On November 13, 1996, the Company completed its initial public offering of common stock, in which it sold 1.65 million shares of common stock at $7.00 per share, resulting in net proceeds to the Company of approximately $10.7 million. As a result, the Company believes that its cash resources will be sufficient to fund the Company's operating requirements through 1998.

PART II  -  OTHER INFORMATION
-----------------------------


ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

     (A) Exhibit 11.01 - Statement regarding computation of pro forma net loss per share.
          Exhibit 27.1 - Financial Data Schedule
     (b) There were no reports on Form 8-K during the quarter ended September 30, 1996.

                             APPLIED IMAGING CORP.


                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             APPLIED IMAGING CORP.
                                                  (Registrant)




Date:  December 16, 1996                By:    /s/ Abraham I. Coriat
                                           ----------------------------
                                               Abraham I. Coriat
                                               Chief Executive Officer