Form 10-K
period 1996-12-31
APPLIED IMAGING CORP
filed 1997-03-31
CIK 816066

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange
    Act of 1934

    For the Fiscal Year Ended December 31, 1996 or

[_]Transition Report Pursuant to Section 13 or 15 (d) of the Securities
   Exchange Act of 1934

Commission File Number: 0-21371

                             APPLIED IMAGING CORP.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                  DELAWARE                                       77-012490
       (State or other jurisdiction of                        (I.R.S. Employer
       incorporation or organization)                       (Identification No.)


             2380 WALSH AVENUE,                                    95051
                 Building B,                                     (Zip Code)
           Santa Clara, California
  (Address of principal executive offices)


REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (408) 562-0250

Securities registered pursuant to Section 12 (b) of the Act:


                                                           NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                            ON WHICH REGISTERED
             -------------------                           ---------------------
                    None                                            N/A

Securities registered pursuant to Section 12 (g) of the Act:

                        COMMON STOCK, $0.001 PAR VALUE
                               (TITLE OF CLASS)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the 90 days.

Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on March 14, 1997, as reported on the Nasdaq National Market, was approximately $21,893,853.

  The number of shares of Common Stock outstanding as of March 14, 1997:
6,824,835 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Part III of this Form 10-K incorporates information by reference from the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1. BUSINESS

  This Report on Form 10-K contains certain forward looking statements regarding future events with respect to Applied Imaging Corp. Actual events or results may differ materially as a result of the factors described herein and in the documents incorporated herein by reference, including, in particular, those factors described under "Additional Risk Factors."

THE COMPANY

  Applied Imaging Corp. ("Applied Imaging" or the "Company") was incorporated in California in July 1986, and reincorporated in Delaware in October 1996. Applied Imaging designs, develops, manufactures and markets automated clinical analysis systems used by cytogenetic laboratories where prenatal and other genetic testing is performed. The Company's cytogenetic instrumentation business, which has sold systems to approximately 500 sites in more than 30 countries since its inception, includes systems that enable laboratories to automate aspects of the detection of chromosomal abnormalities associated with conditions such as Down's Syndrome. In addition to the Company's core instrumentation business, the Company is developing proprietary genetic screening technology designed to enable prenatal screening for genetic abnormalities by isolating fetal red blood cells ("fetal blood cells") from a routine maternal blood sample. This new technology is designed to improve current prenatal screening procedures by providing an accurate, timely and cost-effective procedure without the risks of miscarriage or fetal damage associated with invasive prenatal testing.

  The Company's prenatal screening products under development are intended to provide accurate, non-invasive tests by directly analyzing fetal blood cells isolated from a routine maternal blood sample. The Company's proprietary screening technology incorporates (i) a patented blood-based procedure to enrich the concentration of fetal blood cells, (ii) a fetal hemoglobins test kit, (iii) automated image analysis instrumentation to identify the fetal blood cells and (iv) the use of third-party DNA probes to identify certain chromosomal disorders present in fetal blood cells. The prenatal screening products are expected to be accurate because they evaluate actual fetal cells while posing no risk to the fetus. The Company's prenatal screening products are currently in preclinical evaluation.

  In December 1996, the Company submitted two 510(k) medical device applications to the Food and Drug Administration ("FDA"). The first submission is for a product that enriches the concentration of any one of a number of cell types from whole blood, including fetal nucleated red blood cells, nucleated red blood cells, and white blood cell types. The product is based on the Company's patented hematological techniques. The second submission is for an automated image analysis instrument which is a general laboratory tool, able to automatically detect and locate any of a number of cell types on a microscope slide. The instrument presents these cells for operator review, further treatments, and eventual use in a diagnostic or screening procedure.

  The Company anticipates that sales of its prenatal screening products, if approved by the FDA, will include its proprietary consumable enrichment kits used to separate fetal blood cells from maternal blood samples, kits used to identify fetal hemoglobins and imaging instrumentation used to analyze the cells. This new image analysis product is contemplated to be compatible with the Company's existing installed cytogenetic instrument base. The Company believes that it can leverage its existing infrastructure, worldwide distribution capabilities and extensive cytogenetic laboratory relationships to support the worldwide introduction of these prenatal screening products under development. Furthermore, the Company believes that its new cell enrichment, identification and image analysis products could have clinical utility for cancer applications and the prenatal diagnosis of single gene disorders, and, if the Company obtains additional funding, it intends to pursue the development of these other potential applications.

GENETIC DISORDERS

  All genetic information in an organism is contained in chromosomes, made up of strands of DNA and associated protein molecules. DNA is comprised of paired nucleotide bases, and genetic information is encoded by the specific order of the nucleotide bases within units called genes. Genes are organized linearly along the chromosomes and carry the required information for the synthesis of the proteins that provide the structural components of cells and tissues, as well as enzymes for the basic biochemical and physiological functions of the cells.

 Chromosomal Disorders

  The nuclei of normal human cells (except sperm and egg cells) contain two sets of 23 different chromosomes, one set provided by each parent. Sperm and egg cells are formed in a special cell division process called meiosis, and they each contain only one set of the 23 individual chromosomes. When these cells unite during fertilization, each contributes its set of 23 chromosomes to the genetic information for a new human fetus, and the fertilized egg then has the two sets of 23 chromosomes. Chromosomal disorders may occur when genes or portions of genes move between chromosomes (chromosomal translocations), when portions of chromosomes and the genes they contain are missing, or when an abnormal number of chromosomes are present in the cell. Certain chromosomal disorders are thought to occur during meiosis when the division of the chromosomes to form the egg cell or the sperm cell takes place. During this process the chromosomes may not divide properly resulting in an extra chromosome being present in the cell, an extra piece of genetic material being attached to a chromosome, or a piece of chromosome being broken.

  Chromosomes can be seen under a light microscope and, when stained with certain dyes, reveal light and dark bands reflecting regional variations of certain paired bases comprising the DNA of the cell. Differences in size and banding pattern allow the chromosomes to be distinguished from each other and can be used to identify a chromosomal disorder. The most common chromosomal disorder, Down's Syndrome, also known as Trisomy 21, occurs when there are three copies of chromosome 21 in the human cell. Syndromes caused by various chromosomal abnormalities may result in mental retardation, impaired physical development and abnormal sexual development.

  There are approximately four million births in the United States annually. Of these, approximately 90% are to women under the age of 35. The Company estimates that there are approximately 11 million births in industrialized countries where prenatal screening and diagnostic testing is routine. Approximately 2% of newborns have birth defects, approximately 12% of which are caused by chromosomal genetic disorders. The risk of bearing a child with a chromosomal abnormality increases with maternal age and more than doubles from one in 526 births for mothers of age 20 to more than one in 192 births for mothers of age 35.

 Single Gene Disorders

  In addition to chromosomal disorders caused by translocations or an abnormal number of chromosomes, single gene disorders may occur when the DNA sequences of individual genes are altered, resulting in incorrect instructions to the cells and disruption of the normal balance or function of essential proteins. Single gene disorders are responsible for many inherited diseases such as cystic fibrosis, sickle cell anemia and Tay-Sachs disease, and may predispose an individual to cancer, psychiatric illnesses, and other complex diseases.

PRENATAL TESTING

  Prenatal testing is the process of detecting certain types of chromosomal disorders in a fetus at an early stage of pregnancy. Prenatal testing is currently performed either invasively, by extracting fetal cells or cells having fetal-cell characteristics and inspecting the chromosomes within such cells to diagnose chromosomal disorders, or non-invasively, by an analysis of a maternal blood sample ("serum test").

  The invasive diagnostic procedures yield accurate results on a broad range of chromosomal disorders because actual fetal cells are obtained and analyzed. However, these procedures involve the risk of spontaneous miscarriage and other risks. Due to the risk of spontaneous miscarriage, invasive diagnostic procedures are usually recommended to only those women who are age 35 or older, at which ages the risk of having a child with a chromosomal disorder is greater than the risk of spontaneous miscarriage due to the procedure. Those women younger than 35 may be screened using non-invasive techniques. For this group, an invasive diagnostic procedure is generally only recommended to confirm the result of the non-invasive serum test if such test indicates a heightened risk of a chromosomal disorder. The serum tests present no risk to the fetus, but are less accurate because they do not diagnose chromosomal genetic disorders by direct analysis of fetal cells. Such tests have a relatively high false negative rate resulting in the failure to identify a significant portion of chromosomal disorders.

  Women under the age of 35 have a lower risk of giving birth to an infant with a chromosomal disorder than do women age 35 or older, but because the number of births to women under the age of 35 is significantly higher, the total number of newborns with chromosomal disorders born to women in this age group is higher than that of women age 35 and older. Consequently, women younger than 35 bear over 75% of infants with Down's Syndrome.

 Invasive Diagnostic Procedures

  Amniocentesis. Amniocentesis, usually performed between the 14th and 20th weeks of pregnancy, is the most common procedure used to obtain fetal cell samples for prenatal genetic testing. In an amniocentesis procedure a small amount of amniotic fluid is withdrawn from the amniotic sac via a long needle inserted through the mother's abdominal wall. Simultaneously during the procedure, the physician uses ultrasound to guide the needle in order to minimize potential harm to the unborn child. Once the amniotic sample is extracted, it is forwarded to a cytogenetic laboratory, where the cells are cultured and deposited on a slide. The slide is then examined under a microscope in order to locate and analyze a number of fetal cells in metaphase (undergoing cell division). In metaphase, a cell's chromosomes are individually visible in its nucleus.

  To find a cell in metaphase a laboratory technician scans the slide manually to locate cells in metaphase. Once metaphase cells are found, they are photographed using a camera attached to the microscope. This photograph is printed and each photographed chromosome is manually cut out of the photograph, arranged in order and pasted on a sheet to show the two sets of 23 chromosomes present in the cell. This presentation of the chromosomes is called a karyotype. Alternatively, laboratories may eliminate manual karyotyping by using an automated computer-based karyotyping system to scan the slides to locate cells in metaphase, classify the chromosomes, present them in a display and print hard copies.

  Once the karyotype is completed it is then visually analyzed by a trained geneticist or genetic counselor to determine if any chromosomal abnormalities are present. The processing and analysis of prenatal genetic samples obtained by amniocentesis generally requires seven to 14 days. A significant portion of this time is required to culture the fetal cell samples obtained by the procedure.

  Spontaneous miscarriage occurs in approximately one in every 200 amniocentesis procedures. As a result, only pregnant women who are in a high-risk group are regularly tested using amniocentesis. In the United States, amniocentesis generally costs approximately $1,000 per procedure. With an estimated fetal loss rate of approximately 0.5%, (one in every 200) one normal fetus will be lost by spontaneous miscarriage resulting from amniocentesis for every one-to-two fetuses with chromosomal disorders detected by this procedure for women at age 35.

  Amniocentesis is the most common and accurate of all prenatal screening procedures. All principal chromosomal disorders can be detected and the Down's Syndrome detection rate is greater than 99%.

  Chorionic Villus Sampling (CVS). CVS, typically performed between the 9th and 11th weeks of pregnancy, involves the extraction of placental tissue samples, generally through the pregnant woman's cervix. The tissue, which is genetically representative of the fetus, is analyzed in the same manner as the fetal cells obtained by amniocentesis to determine if chromosomal disorders are present. CVS is an alternative to amniocentesis and can be performed earlier in the pregnancy, but poses a risk of miscarriage that is one in every 100 CVS procedures, double that of amniocentesis. CVS is generally as accurate as amniocentesis for detecting chromosomal abnormalities. The cost of the CVS procedure is approximately $1,000. With an estimated fetal loss rate of approximately 1% (one in every 100), two normal fetuses will be lost by spontaneous miscarriage resulting from CVS for every one-to-two fetuses with chromosomal disorders detected by this procedure for women at age 35. Due to its higher associated risk, CVS is used less frequently than amniocentesis.

 Non-invasive Screening Procedures

  In the United States, approximately 2,000,000 pregnant women under the age of 35 are screened for chromosomal disorders. Of those screened, a majority are screened using non-invasive serum tests due to the risk associated with invasive prenatal diagnostic procedures.

  Alpha-fetoprotein Test. A common serum prenatal screening test for certain chromosomal disorders involves the analysis of alpha-fetoprotein ("AFP") in the maternal blood. This test is performed on a standard blood sample taken from the mother that is tested for levels of serum AFP. Down's Syndrome and other similar chromosomal disorders are associated with low levels of AFP. Although this serum test is relatively accurate in detecting open neural tube defects (such as spina bifida), studies indicate that the AFP test can detect only 20-30% of fetuses with Down's Syndrome.

  Triple Test. In recent years, the accuracy of the AFP test has been improved by combining it with additional blood chemistry tests. This combination is commonly referred to as "triple marker screening" or the "triple test." This test identifies Down's Syndrome in 60% of the pregnancies where Down's Syndrome is present. In 40% of the cases where Down's Syndrome is present, this test inaccurately concludes Down's Syndrome is not present (a false negative result). And in approximately 5% of the cases, the triple test indicates the presence of Down's Syndrome where Down's Syndrome is not present (a false positive result).

  Women whose serum screening results indicate a heightened risk of chromosomal disorder are usually recommended to have an amniocentesis to confirm these results. Due to the high false positive rate of the triple test, amniocentesis procedures are performed in many cases where no chromosomal disorder exists. Assuming two million serum screening tests per year and a 5% false positive rate, as many as 100,000 unnecessary procedures may be performed on women with healthy fetuses each year in the U.S. In addition, assuming an average cost of $1,000 per amniocentesis, the unnecessary cost to the health care system associated with these false positive results could be as high as $100 million per year. With an estimated fetal loss rate of 0.5% approximately 500 normal fetuses could be lost each year due to unnecessary amniocentesis procedures.

  The characteristics of the current prenatal testing procedures are summarized below:

             CURRENT PRENATAL DIAGNOSTIC AND SCREENING PROCEDURES

                                                                  APPROX.
                                      APPROX.   APPROX.   APPROX.  DOWN'S               WEEK OF
                                      ANNUAL     DOWN'S   RISK OF  FALSE   TURNAROUND  GESTATION   APPROXIMATE
                   ABNORMALITIES     U.S. TEST DETECTION   FETAL  POSITIVE  TIME FOR   WHEN TEST     COST OF
    TEST             DETECTED         VOLUME      RATE     LOSS     RATE    RESULTS   ADMINISTERED  PROCEDURE
    ----           -------------     --------- ---------  ------- -------- ---------- ------------ -----------
Invasive Tests:
Amniocentesis   Chromosomal
                Disorders                      99+%        0.5%     0%     1-2 weeks  14-20 weeks  $1,000
                                     300,000
CVS             Chromosomal
                Disorders                      99+%        1.0%     0%     1 week     9-11 weeks   $1,000
Non-Invasive Tests:                            20% to 35%  0.0%     5%     1-2 days   15-18 weeks  $35 to $70
AFP             Neural Tube Defects
                and certain
                Chromosomal Disor-
                ders
                                     2,000,000
Triple Test     Neural Tube Defects            60%         0.0%     5%     1-2 days   15-18 weeks  $60 to $150
                and certain
                Chromosomal Disor-
                ders

  The most accurate prenatal testing involves direct analysis of fetal cells, which contain the chromosomes of the fetus. The only commercially-available procedures to extract fetal cells in order to examine the fetal chromosomes are invasive and pose risks of injury to the fetus and spontaneous miscarriage. The non-invasive serum screening procedures, which do not pose such risks, are much less accurate because they do not allow direct examination of fetal chromosomes. The Company believes that there is a significant need for a prenatal testing procedure which would allow direct analysis of the fetal cells without the risks associated with the currently-available invasive procedures.

  Fetal blood cells exist in minuscule proportions in samples of maternal blood. In contrast to adult red blood cells, many of these fetal red blood cells are nucleated, that is they contain a nucleus with chromosomes. A number of companies are attempting to isolate these fetal blood cells for testing through a variety of methods, including various combinations of immunologically based separation techniques that use monoclonal antibodies, flow cytometry, or magnetic separation techniques. Although the feasibility of genetic analysis of fetal blood cells isolated from maternal blood has been demonstrated, obtaining a sufficient number of fetal blood cells for analysis has been difficult and generally not suitable to routine clinical applications.

APPLIED IMAGING'S PRENATAL SCREENING PRODUCTS

  The Company is developing proprietary prenatal screening products to detect chromosomal abnormalities by identifying fetal blood cells from a routine maternal blood sample. The Company's proprietary screening technology incorporates (i) a patented hematologically-based procedure to enrich the concentration of fetal blood cells utilizing the Company's consumable enrichment kit, (ii) a fetal hemoglobin identification kit, (iii) automated image analysis instrumentation to identify the fetal blood cells and (iv) the use of third-party DNA probes to identify certain chromosomal disorders present in fetal blood cells. This new approach is designed to improve current prenatal screening procedures by providing an accurate, timely and cost-effective technique without the risks of miscarriage or fetal damage associated with invasive prenatal screening techniques.

  In contrast to immunologically-based procedures to isolate fetal blood cells from maternal blood, the Company is developing a proprietary hematologically-based procedure for enriching the concentration of fetal blood cells from maternal blood samples for prenatal genetic testing. The Company's process for enriching the concentration of fetal blood cells from a maternal blood sample involves the following steps: (i) a centrifugation step for bulk separation of the blood components, utilizing the Company's patented device which removes the vast majority of the maternal blood cells; (ii) a selective lysis process that ruptures the remaining maternal red blood cells; and (iii) a second centrifugation step to remove the majority of maternal white blood cells using the Company's patented preformed density gradient medium. The enrichment process is designed to increase the concentration of fetal blood cells in a maternal sample approximately 10,000 times. The fetal cell enriched sample is then harvested and deposited on a slide. The fetal hemoglobins in the cell are stained using the identification kit to facilitate examination through image analysis. The Company has developed a semi-automated product to rapidly (under one hour) identify fetal cells on the slide based on adaptations of its image analysis, pattern recognition, and slide-scanning technologies incorporated in the Company's current cytogenetic products.

  Once fetal cells are located by the automated scanning systems, fluorescent DNA probes are added that specifically bind to certain DNA sequences within the fetal cells indicating the presence or absence of chromosomal disorders. DNA probes can be designed to locate specific chromosomal changes, additions, or deletions that result in genetic disorders. The results of the DNA probe analysis are captured and processed using the Company's automated visualization technology for the detection, analysis, and documentation of the DNA probe results.

 Clinical/Regulatory Matters

  The Company believes that a key aspect of its prenatal screening products is the ability to enrich and identify fetal blood cells so that they can be directly analyzed using available DNA probe technology. Through 1996, the Company and its collaborators have used its fetal cell enrichment procedure on a total of 133 maternal blood samples at sites internationally and in the United States. The Company's technology has achieved fetal blood cell identification in 120 of the 133 samples tested or 90% of the cases.

  In December 1996, the Company submitted two 510(k) medical device applications to the Food and Drug Administration ("FDA"). The first submission is for a product that enriches the concentration of any one of a number of cell types from whole blood, including fetal nucleated red blood cells, nucleated red blood cells, and white blood cell types. The product is based on the Company's patented hematological techniques. The second submission is for an automated image analysis instrument which is a general laboratory tool, able to automatically detect and locate any of a number of cell types on a microscope slide. The instrument presents these cells for operator review, further treatments, and eventual use in a diagnostic or screening procedure.

  The Company intends to apply for an additional 510(k) clearance for the fetal cell hemoglobin identification kit. The DNA probe components of the Company's products will require either FDA clearance of a 510(k) with a tier III level of review or FDA approval of a PMA. In November 1996, the Company submitted its protocol for FDA review. The Company is in discussion with the FDA regarding final clearance of its clinical protocol. The Company plans to market its prenatal screening products internationally upon receipt of required regulatory clearances or approvals.'

 Commercialization Strategy

  The Company's prenatal screening techniques under development are currently expected to be introduced in Europe in late 1997 and subsequently in the United States and the Pacific Rim, subject to receipt of required clearances or approvals in such jurisdictions.

  The technology is being designed to initially screen for chromosomal abnormalities resulting in conditions such as Down's Syndrome and certain sex chromosome abnormalities such as Turner Syndrome, Klinefelter Syndrome, Triple X Syndrome and certain other conditions. These abnormalities account for approximately 80% of the incidence of all birth defects which result from chromosome-based genetic disorders. The proprietary prenatal screening products under development will consist of (i) a prepackaged kit to enrich the concentration of nucleated fetal red blood cells in the maternal blood sample,
(ii) a prepackaged kit to identify the hemoglobins in fetal cells, (iii) the Company's instrumentation to automate the identification of fetal blood cells and the acquisition and presentation of the DNA probe analysis, and (iv) may or may not include a DNA probe kit that is comprised of DNA probes available from third parties. The Company's prenatal screening products under development are being designed to be compatible with its existing cytogenetic products so that customers could potentially add the prenatal screening products to their existing installations.

FUTURE APPLICATIONS OF THE PRENATAL SCREENING PRODUCTS

  The Company's prenatal screening products are being designed to accommodate various chromosome-specific DNA probes, which are currently commercially available. The Company believes that its fetal cell identification and enrichment technology developed for prenatal screening could have future applications for cancer diagnosis via the isolation of tumor cells from peripheral blood and the genetic analysis of such cells. The Company is also developing proprietary uses for its fetal cell analysis that may facilitate the early detection of single gene disorders such as cystic fibrosis, hemophilia, thalassemia, sickle-cell anemia and Tay-Sachs. If additional funding is obtained, the Company intends to pursue these potential additional applications to leverage its proprietary technology. Because evaluations of future applications are at an early stage, no assurance can be given when, if ever, the Company's fetal cell identification and enrichment technology may facilitate the early detection of single gene disorders or cancers.

CURRENT CYTOGENETIC PRODUCTS

  In the United States, approximately 500,000 cytogenetic tests are performed annually. Cytogenetic testing includes prenatal screening for genetic disorders using amniotic fluid obtained through amniocentesis and fetal tissue samples obtained through CVS. Other cytogenetic testing includes screening tests for diagnosis and prognosis of cancer-related conditions using bone marrow, blood and tumor tissue samples. The Company currently manufactures, markets and sells a family of automated instruments for cytogenetic applications based on the Company's prior generation Cytoscan and GeneVision product families. The Company's primary cytogenetic products are described below. The Company has sold systems to approximately 500 sites worldwide in more than 30 countries. The Company's primary cytogenetic products currently sell for prices ranging from $50,000 to $125,000.

  CytoVision Metaphase Finder. The CytoVision Metaphase Finder consists of a computer-controlled scanning microscope with a patented autofocus mechanism, image processing hardware, and pattern recognition software. This product continuously scans laboratory slides for cells in metaphase and records their location for future identification and analysis of the cells' chromosomes. The Metaphase Finder uses the Company's patented autofocus system for continuous scanning. Cytogenetic analysis involves identifying and inspecting a number of relatively rare metaphase cells on a slide containing a large number of cells, a majority of which are not in metaphase. This analysis can take a cytogeneticist up to one hour per slide if performed manually. The Metaphase Finder is designed to save laboratory time and cost by automating this labor-intensive process and can identify the cells in metaphase in approximately ten minutes. This product is fully compatible with the Company's other cytogenetic products, which have the potential to save laboratories the expense of using trained technicians to perform routine tasks prior to actual cytogenetic analysis.

  CytoVision Karyotyper. The CytoVision Karyotyper consists of a computerized image capture and analysis system which incorporates pattern recognition, automated chromosome classification algorithms and a high resolution output device. This product supplants many otherwise manual processes in the preparation of the data for cytogenetic analysis. The CytoVision Karyotyper provides automated karyotyping, automatic separation of touching and overlapping chromosomes, image enhancement features, chromosome rotation and straightening, image zooming for band analysis, annotation capabilities, and full screen karyotyping display. This product replaces manual photographing of cells in metaphase, printing of the photograph, manual cutting out of each chromosome, identifying the chromosomes, arranging the chromosomes in order, and pasting them on a sheet of paper. In contrast to the automated process which takes approximately 10 minutes, this manual process takes approximately thirty minutes to one hour.

  CytoVision Probe. The CytoVision Probe consists of a computerized image capture and image enhancement system which detects and analyzes fluorescent DNA probes applied to cell nuclei. These probes are designed to attach themselves to specific DNA sequences which may indicate genetic disorders. Fluorescent DNA probes are often very faint when viewed by the human eye through a microscope. This system enhances images of DNA probes and provides a range of analytical tools. The Company also offers a comparative genomic hybridization software upgrade package to the CytoVision Probe to detect genetic amplifications and deletions in tumor cells. The CytoVision Probe system is not dependent on specific fluorescent DNA probes and may be used in conjunction with probes from different manufacturers. In the United States the CytoVision probe is sold for research purposes only.

  All of the products in the CytoVision family, a product generation evolving from the Company's former Cytoscan and GeneVision product lines, are compatible and can be integrated into a network with common data management protocols. In addition to the primary products, the Company also sells a number of peripherals including a range of high quality printers and image capture workstations. A typical installation will include a number of interconnected CytoVision systems.

SALES, DISTRIBUTION AND MARKETING

  The Company currently sells its cytogenetic products to government and private clinical cytogenetic laboratories, research institutions, universities and pharmaceutical companies. The Company has sold such systems to approximately 500 sites in more than 30 countries. These customers utilize the Company's cytogenetic products for prenatal genetic screening as well as for certain cancer screening applications. The Company's prenatal screening products under development are being designed to be compatible with its existing cytogenetic products so that customers could potentially update their new or existing installations to accommodate its prenatal screening products. If regulatory clearance or approval is received, the Company initially plans to sell and distribute its prenatal screening products directly and through its established worldwide network of distributors and agents through which it sells and distributes its current products.

  In North America, the Company sells its cytogenetic products directly to its customers. The North American sales team is comprised of six sales and application support individuals, four of whom are based in Pittsburgh, Pennsylvania and two in Santa Clara, California. Outside of North America, the Company sells its products either directly through local agents who are remunerated on a commission basis or through independent distributors.

The Company manages its international sales and distribution activities from Applied Imaging International Ltd., the Company's wholly-owned subsidiary located in the United Kingdom. The international sales team is comprised of eight sales and application support individuals, all of whom are based in the United Kingdom. The Applied Imaging International Ltd. sales team supports all distributors and agents upon request. The Company's distributors are located in Australia, Hong Kong, Japan, Italy and South Korea. In addition, the Company has agents selling its cytogenetic products in other countries primarily within Europe, the Middle East and the Pacific Rim.

  Because the Company's products are technically sophisticated the Company's sales staff is supported by scientifically qualified and highly trained product specialists. The Company offers an annual maintenance program to its customers through its own support organization. The Company's marketing activities include telemarketing, product advertising and participation in trade shows and product seminars.

MANUFACTURING

  The Company assembles and tests components and subassemblies made by outside vendors to the Company's specifications and manufactures only when it believes significant value can be added. The Company's current products are assembled from a combination of (i) commodity technology components such as computers and monitors, (ii) custom subassemblies, such as special image capture circuit boards, and (iii) operating system and application software. Any disruption or delay in the supply of components or custom subassemblies will have a material adverse effect on the Company. While the Company typically uses components and subassemblies which are available from alternate sources, any unanticipated interruption of the supply of these components or subassemblies could require the Company to redesign its products.

  The Company orders components and subassemblies to forecast and assembles specific configurations on receipt of firm orders. The Company's research, investigational and clinical products are subject to regulation by the FDA and all products are subject to regulation by the U.S. Department of Commerce export controls, primarily as they relate to the associated computers and peripherals. The Company has experienced no material difficulties in obtaining necessary export licenses to date.

  The Company plans to initially subcontract third parties to manufacture the consumable enrichment kit component of its fetal cell screening technology under development and may ultimately manufacture such components on its own. For clinical trials, the Company will purchase the consumable enrichment kit from a third party contracted to manufacture the kit. The Company has no experience manufacturing such components. The Company may encounter difficulties in scaling up production of the consumable component of its fetal cell screening technology under development or in hiring and training additional personnel to manufacture its consumable enrichment kit products in commercial quantities.

  Under current law, if the Company manufactures finished devices in the United States, it will be required to comply with the FDA's and the State of California's current GMP regulations. In addition, the FDA and/or the California authorities will inspect the Company's manufacturing facilities on a regular basis to determine such compliance. Failure to comply with applicable FDA or other regulatory requirements can result in fines, injunctions, civil penalties, recalls or seizures of products, total or partial suspensions of production and criminal prosecutions.

RESEARCH AND DEVELOPMENT

  The Company's research and development efforts include various research, product development, clinical evaluation and testing, quality assurance, regulatory and process development activities. The current focus of the Company's research and development efforts is the completion of the development of the Company's prenatal screening products and particularly the initiation of clinical trials. The Company is using a consultant to assist in the design of the protocols for the planned clinical trials. In addition, the Company is analyzing different methods for facilitating image analysis of fetal cell enriched samples. If the Company obtains additional funding, the

Company's future research and development efforts are expected to include development of additional applications of the Company's current cytogenetic products and additional applications of the fetal cell screening technology under development. These potential additional applications may include the use of technology developed for fetal cell analysis for the diagnosis and screening for certain cancers and certain single gene disorders. Development of these applications would require substantial additional funds and will be subject to technological, clinical, regulatory and other risks associated with new medical technologies. There can be no assurance that the Company will develop its prenatal screening products or any other future applications of such technology.

  In 1995, the Company entered into a clinical testing agreement with the Academic Medical Center in Amsterdam to evaluate the Company's technology relating to fetal cell enrichment from maternal blood and associated instrumentation. The Company has an unrestricted right to use the data resulting from the evaluation. In 1995, the Company established a wholly-owned subsidiary in Israel to conduct further research and development focused on the enrichment aspect of the prenatal screening products. These research activities are being primarily funded by a $543,000 research grant issued by the Israel-- United States Binational Industrial Research and Development Foundation pursuant to which repayment is required in the form of royalties from the sale of the prenatal screening products. In 1996, the Company entered into a collaborative research agreement with Leiden University in the field of enrichment, isolation and analysis of fetal cells derived from maternal blood. Also in 1996, the Company entered into an agreement to acquire an invention for the use of certain antibodies in the identification of fetal cells from maternal blood. The agreement provides for the Company to pay certain expenses associated with obtaining a U.S. patent for the invention and a royalty of not more than 2% of net sales.

  Research and development expenses were approximately $3.7 million, $2.9 million, $2.8 million in 1996, 1995, and 1994, respectively.

PATENTS AND PROPRIETARY RIGHTS

  The Company actively seeks, when appropriate, protection for its products and proprietary information by means of United States and foreign patents and trademarks. The Company has one issued United States patent relating to its CytoVision Metaphase Finder and has corresponding issued patents in certain European countries. In addition, the Company has three United States patents concerning its technology for enriching the concentration of nucleated fetal red blood cells from maternal blood samples. Corresponding applications were filed through the Patent Cooperation Treaty and preserve for the Company the right to file applications in various countries. The Company relies upon trade secrets, know-how and contractual arrangements to protect certain of its proprietary information and products.

  The fields of life science instrumentation and genetic screening processes are covered by many issued patents and patent applications. The Company is not currently aware of any patents which it may be infringing; however, patent applications in the United States remain confidential until a patent is issued, and, therefore, the Company's products could infringe patents to be issued in the future. If the Company's technology is determined to use products, processes or other subject matter that is claimed under other existing U.S. or foreign patents, or if other patents claiming subject matter utilized by the Company are issued, such companies may bring infringement actions against the Company. The Company may be required to obtain licenses to patents or proprietary rights of others. There can be no assurance that any such license would be made available or, if available, would be available on commercially acceptable terms. Failure to obtain a required license could prevent the Company from commercializing its products resulting in a material adverse affect on the Company's business, financial condition and results of operations.

  The Company generally enters into confidentiality agreements with its employees and consultants designed to both protect the Company's confidential information and prevent the disclosure of confidential information of prior employers and other parties. There can, however, be no assurance that the Company's trade secrets or proprietary technology will not become known or be independently developed by competitors in such a manner that the Company has no practical recourse. Certain employees of and consultants to the Company are subject to the terms of confidentiality agreements with respect to proprietary information of their former employers. The failure of these persons to comply with the terms of their agreements could result in assertion of claims against the Company and such persons which, if successful, might restrict their roles within the Company.

  In 1996, the Company entered into a collaborative research agreement with Leiden University ("Leiden") in the field of enrichment, isolation and analysis of fetal cells derived from maternal blood. Under the terms of the agreement, the Company has sole ownership of any jointly developed inventions and has an exclusive license to any issued patents owned solely by Leiden. The royalty rate for the exclusive license shall not be more than 5% of associated sales.

  The Company also relies upon trademarks to protect certain of its products, and holds a United States trademark registration for the mark "CYTOSCAN." Registration for this mark and the mark "CYTOVISION" are held by the Company in certain foreign jurisdictions.

  The Company also has certain trademark rights in the United States and other foreign countries. It is possible that third parties may allege superior rights to one or more of the Company's trademarks, or close variations, for those countries in which the Company is presently conducting business or may do so in the future. The Company's rights to use and register its marks in a given jurisdiction may depend on its rights relative to a third party's rights as governed by the laws of the pertinent country. Factors utilized to determine the relevant rights between parties include priority of the use or registration of the mark, how close the respective marks are in appearance, sound and/or meaning, as well as the goods to which they are applied. It is possible that the Company could be prevented from using or registering its trademarks in certain countries due to a superior third party right.

COMPETITION

  The market for the Company's current cytogenetic products is highly competitive. The Company believes that its primary competitors in this market include Perceptive Scientific, Inc. (acquired by International Remote Imaging Systems, Inc.), and Vysis Corp., a biotechnology subsidiary of AMOCO Technology Company. The principal competitive factors in this market are product features offered, ease of use, clarity of output, customer service capabilities, price and installed base. The Company believes it competes favorably with regard to these factors.

  With respect to its prenatal screening products under development, the Company is aware of a number of companies that are in the process of developing genetic screening products based on competing technologies designed to enrich the concentration of fetal blood cells in maternal blood samples. Many of these companies have greater research and development, marketing and financial resources than the Company. These companies include Integrated Genetics, Inc. (a wholly-owned subsidiary of Genzyme Corp.), CellPro, Incorporated, Aprogenex, Inc., and Centocor, Inc. Integrated Genetics specializes in providing genetic testing services. CellPro specializes in cell separation and gene therapy, Aprogenex specializes in providing DNA probes, and Centocor specializes in providing monoclonal antibodies.

  The medical diagnostic and biotechnology industries are subject to intense competition. The Company's fetal cell screening technology under development, if commercially marketed, will also be subject to intense competition from existing procedures such as the maternal AFP test, the triple test, CVS and amniocentesis. There can be no assurance that the Company's fetal cell screening technology under development will replace any existing procedures. The Company expects the principal competitive factors in the fetal cell screening market to be reliability, accuracy, range of disorders detected, risk to the fetus and the price of testing.

  Many of the Company's competitors have greater financial and technical resources and production and marketing capabilities than the Company. There can be no assurance that these competitors will not succeed in developing technologies and products that are more effective, easier to use or less expensive than those which are currently offered or being developed by the Company or that would render the Company's technology and products obsolete and noncompetitive. In addition, many of the Company's competitors have significantly greater experience than the Company in conducting clinical investigations of new diagnostic products and in obtaining FDA and other regulatory clearances and approvals of products. Accordingly, the Company's competitors may succeed in developing and obtaining regulatory approvals for such products more rapidly than the Company.

GOVERNMENT REGULATION

  The testing, manufacturing, labeling, distribution, sales, and marketing of the Company's products are subject to government regulation in the United States and in other countries. The Company believes that its future success will be significantly dependent upon commercial sales of its prenatal screening products under development. The Company will not be able to market these products for commercial use in the United States until the Company obtains clearance or approval from the FDA and will not be able to market such products overseas until it meets the safety and quality regulations of each foreign jurisdiction in which the Company seeks to sell such products. In the United States, the Company's products are also subject to regulation by state authorities. The State of California's requirements in this area require registration with the state and compliance with state GMP regulations.

  Noncompliance with applicable FDA requirements can result in, among other things, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, distribution, sales, and marketing, refusal of the government to grant approval of a PMA or clearance of a 510(k), withdrawal of marketing approvals or clearances, a recommendation by the FDA that the manufacturer or distributor not be permitted to enter into government contracts, and criminal prosecution. In certain circumstances, the FDA also has the authority to order the manufacturer or distributor of a device to repair, replace or refund of the cost of the device. Failure to comply with regulatory requirements in the United States or abroad could have a material adverse effect on the company's business, financial condition, and results of operations.

  Before a new medical device can be introduced into the market, the manufacturer must obtain FDA clearance of a 510(k) or approval of a PMA, unless the device is exempt from the requirement of such clearance or approval. A 510(k) clearance will be granted if the submitted information establishes that the device is substantially equivalent to a legally marketed Class I or II medical device or to a legally marketed Class III device that does not itself require an approved PMA prior to marketing ("predicate device"). A 510(k) must contain information to support a claim of substantial equivalence, which may include laboratory test results or the results of clinical studies of the device in humans. Commercial distribution of a device for which a 510(k) is required may begin only after the FDA issues a finding that the device is "substantially equivalent" to a predicate device. A 510(k) for a device incorporating new technology may be given a tier III level of review, which requires the submission of data from human clinical trials. The FDA is required to review 510(k) submissions within 90 days, but it generally takes from five to twelve months from the date of submission to obtain 510(k) clearance from the FDA; it may take longer and 510(k) clearance may never be obtained. The FDA may determine that a device is not "substantially equivalent" to a predicate device, or that additional information is needed before a substantial equivalence determination can be made.

  If a device is not found by the FDA to be substantially equivalent to a predicate device, the Company may be required to submit a PMA application. A PMA must be supported by valid scientific evidence that typically includes data from preclinical testing and human clinical trials to demonstrate the safety and effectiveness of the device. Upon submission of a PMA, the FDA makes a threshold determination regarding whether the application is sufficiently complete to permit filing for a substantive review. An FDA review of a PMA generally takes one to two years from the date the PMA is accepted for filing, but may take significantly longer if the FDA requires the Company to file any major amendment to the PMA. The review time is often significantly extended by the FDA's asking for additional information. An Advisory Panel, primarily composed of clinicians, is convened to review and evaluate the application and provide recommendations to the FDA regarding whether the PMA should be approved. The FDA is not bound by the recommendations of the Advisory Panel. The FDA also conducts an inspection of the manufacturer's facilities to ensure that the facilities are in compliance with GMP requirements.

  The Company submitted a protocol for clinical trials of the DNA probe product to the FDA in November of 1996. The Company intends to initiate a multisite, United States and international, clinical trial of the DNA probe component of its prenatal testing technology to detect chromosomal disorders in isolated fetal cells during the first half of 1997. There can be no assurance regarding the timing or nature of the FDA response regarding the DNA probe related protocol or the timing for the commencement of clinical trials. There can be no assurance that 510(k) clearance for any of the prenatal screening products under development or any other future product or modification of an existing product will be granted or that the clearance process will not be unduly lengthy and subjected to a thorough FDA review. The FDA has stated that the DNA probe product will require at least a 510(k) tier III level of review. Further, in its draft guidance for in vitro diagnostic devices utilizing cytogenetic in situ hybridization technology for the detection of genetic mutations, the FDA states that when such devices are intended for use as a "stand-alone" for test reporting based on interphase analysis, they will require a PMA that must be reviewed and approved by the FDA prior to sales, distribution and marketing of these products in the United States. The PMA process is typically more complex, expensive and time consuming than the 510(k) process. While the Company has made determinations regarding the appropriate form of approval, if any, required for its products, there can be no assurance that such determinations are correct, that the FDA will concur with such determinations or that such determinations may not be altered due to new interpretations or new data that may become available or changes in the FDA's policies.

  Export sales of investigational devices that are subject to PMA or investigational device exemption application requirements and have not received FDA marketing approval generally may be subject to FDA export permit requirements depending upon, among other things, the purpose of the export (investigational or commercial), the country to which the device is intended for export, and on whether the device has valid marketing authorization in a country listed in the FDA Export Reform and Enhancement Act of 1996. In order to obtain such a permit, when one is required, the Company must provide the FDA with documentation from the medical device regulatory authority of the country in which the purchaser is located, stating that the device has the approval of the country. In addition, the FDA must find that exportation of the device is not contrary to the public health and safety of the country in order for the Company to obtain the permit.

  In addition to domestic regulation of medical devices, the Company's current products and its products under development are subject to corresponding regulations governing safety processes, manufacturing processes and quality in foreign jurisdictions in which it operates or such products are sold. The sale of the fetal cell screening products under development may be materially affected by the policies of regulatory bodies or the domestic politics of the countries involved. There can be no assurance that an early prenatal screening test for genetic disorders will not be prohibited or restricted in some jurisdictions. In addition, FDA export permits may be required for shipment of the Company's fetal cell screening products under development to certain foreign countries. Failure to comply with applicable regulatory requirements can, among other consequences, result in fines, injunctions, civil penalties, suspensions or loss of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution. In addition, future governmental regulations may be established that could prevent or delay regulatory approval of the Company's products. The regulation of medical devices in a number of such jurisdictions continues to develop and there can be no assurance that new laws or regulations will not have a material adverse effect on the Company's business. The European Community and its member countries currently are imposing more substantial regulation on in vitro diagnostic devices and equipment-like medical devices, and such regulation may affect the Company's current products and products under development.

  Delays in receipt of clearances or approvals to market its products, failure to receive these clearances or approvals, the loss of previously received clearances or approvals or the determination that 510(k) clearance, pre-market approval or other approval is required for a product being marketed without such clearance or approval could have a material adverse effect on the Company's business, financial condition and results of operations.

  In addition, laboratories who purchase the Company's current products and/or the prenatal screening products under development could be subject to the Clinical Laboratory Improvement Amendments of 1988 ("CLIA"), which are intended to ensure the quality and reliability of medical testing conducted in laboratories in the United States. The Company's products should comply with CLIA regulations or the Company's ability to market its products could be negatively affected.

  Marketed devices are subject to pervasive and continuing regulatory oversight by the FDA and other agencies, including record-keeping requirements and reporting of adverse experiences with the use of the device. Device manufacturers are required to register their establishments and list their devices with the FDA and certain state agencies. The Federal Food, Drug and Cosmetic Act and certain state laws require that medical devices be manufactured in accordance with GMP regulations. Manufacturing facilities are subject to periodic inspection by the FDA and certain state agencies on a periodic basis to monitor compliance with GMP and other requirements. If violations of the applicable regulations are noted during such inspections of manufacturing facilities, the Company can be prohibited from conducting further manufacturing, distribution and sale of the devices until the violations are cured.

  The Company is also subject to other federal, state, local and foreign laws, regulations and recommendations relating to safe working conditions and good laboratory practices. The extent of government regulation that might result from any future legislation or administrative action cannot be accurately predicted. Failure to comply with any federal or state regulatory requirements could have a material adverse effect on the Company's business, financial condition and results of operations.

THIRD-PARTY REIMBURSEMENT AND HEALTH CARE REFORM

  In the United States, the Company's products are purchased primarily by medical institutions which then bill various Third-Party Payors, such as Medicaid, other government programs and private insurance plans, for the health care services provided to their patients. Third-Party Payors may deny reimbursement if they determine that the device used in a treatment was unnecessary, inappropriate, experimental or investigational, used for a non-approved indication, or not cost-effective and typically do not reimburse for devices used for research and investigational purposes. Accordingly, physicians must determine that the clinical benefits of genetic screening procedures justify additional cost. The market for the Company's current cytogenetic products could be adversely affected by changes in governmental and private third-party payors' policies and the market for the Company's fetal cell screening technology under development could be materially adversely effected by the failure of governmental and Third-Party Payors adopting policies to reimburse health care providers for the use of the Company's fetal cell screening technology under development. The unavailability of third-party coverage or the inadequacy of the reimbursement for medical procedures using the Company's products would adversely affect the Company's business, financial condition and results of operations. In both the United States and internationally, Third-Party Payors are increasingly challenging the prices charged for medical products and services. There can be no assurance that reimbursement for the procedures using the Company's products will be available or, if currently available, will continue to be available, or that future reimbursement policies of payors will not adversely affect the Company's ability to sell its products on a profitable basis. In addition, there can be no assurance that third-party reimbursement will be available for diagnostic procedures based on the Company's prenatal screening products under development.

  The levels of revenues and profitability of medical device companies may be affected by the continuing efforts of governmental and Third-Party Payors to contain or reduce the costs of health care through various means. In the United States, there have been, and the Company expects that there will continue to be, a number of federal and state proposals to implement government regulation of health care costs. It is uncertain what legislative proposals will be adopted or what actions federal, state or private payers for health care goods and services may take in response to any health care reform proposals or legislation. The Company cannot predict the effect health care reforms may have on its business, and no assurance can be given that any such reforms will not have a material adverse effect on the Company's business, financial condition and results of operations. Further, to the extent that such proposals or reforms have a material adverse effect on the business, financial condition and profitability of the clinical and research laboratories, hospitals and other institutions that comprise the Company's customer base, the Company's business, financial condition and results of operations could be adversely affected.

PRODUCT LIABILITY AND INSURANCE

  The Company's business may involve the risk of product liability claims, including those relating to inaccurate results from its screening products. Although the Company has not experienced any product liability claims to date, any such claims could have a material adverse impact on the Company. The Company maintains product liability insurance at coverage levels which it deems commercially reasonable; however, there can be no assurance that product liability or other claims will not exceed such insurance coverage limits or that such insurance will continue to be available on commercially acceptable terms, or at all. The Company intends to evaluate, depending on the circumstances that exist at the time, whether or not to obtain any additional product liability insurance coverage prior to the time that the Company engages in any extensive marketing of its fetal cell screening technology under development. Even if the Company obtains additional product liability insurance, there can be no assurance that it would prove adequate or that a product liability claim, insured or uninsured, would not have a material adverse effect on the Company's business, financial condition and results of operations. Even if a product liability claim is not successful, the time and expense of defending against such a claim may adversely affect the Company's business, financial condition and results of operations.

EMPLOYEES

  As of December 31, 1996, the Company had 90 employees, of whom 37 were involved in research and development, 8 in manufacturing and manufacturing engineering, 29 in sales, marketing and customer service and 16 in finance and administration. As of December 31, 1996, 35 of the employees were based in the United Kingdom, 47 in the United States, 6 in Israel, and 2 in France. A total of 12 employees hold Ph.Ds, and 2 employees are M.D.s. The Company's employees include several cytogeneticists to specify, support and sell its product range. The Company believes its relationship with its employees to be good.

ADDITIONAL RISK FACTORS

PRENATAL SCREENING PRODUCTS IN EARLY STAGE OF DEVELOPMENT; NO ASSURANCE OF SUCCESSFUL DEVELOPMENT OR COMMERCIALIZATION

  The Company's prenatal screening products are in an early stage of development and testing. The isolation, identification, enrichment and analysis of fetal cells from a maternal blood sample is difficult and poses a significant technical challenge due to their rarity in maternal blood. The Company has not yet determined how many fetal cells, if any, can be obtained using its process. There can be no assurance that the Company's prenatal screening products will be able to detect fetal cells in amounts sufficient to allow for the detection and analysis of chromosomal abnormalities. In addition, the Company's preclinical testing in analyzing cells has almost exclusively been limited to detecting male and female chromosomes and has not yet focused on chromosomal abnormalities such as Down's Syndrome. There can be no assurance that the Company's prenatal screening products will be able to effectively and accurately detect Down's Syndrome or other chromosomal abnormalities. The development and potential commercialization of the Company's prenatal screening products will require significant research and development, substantial investment and clinical testing and regulatory clearances or approvals. The Company plans to continue to conduct preclinical testing in order to analyze the feasibility of its prenatal screening products. Such efforts may disclose significant technical obstacles that need to be overcome prior to pursuing clinical trials and seeking necessary regulatory approvals. For example, during 1995 preclinical testing the Company discovered that the gel in the preformed density gradients portion of its prenatal screening products destabilized if not properly stored at cool temperatures and, in any event, destabilized within two weeks even if properly stored. There can be no assurance that the modified gel used in the later 1996 studies will not encounter stability problems or that other problems will not be detected. Such problems could have the effect of delaying or preventing the successful development of the Company's prenatal screening products. There can be no assurance that the Company will be able to develop this technology into reliable and effective prenatal screening products, that required regulatory clearances or approvals for commercialization will be obtained in a timely manner, or at all, or that the Company's prenatal screening products or other products under development, if introduced commercially, will be successful. If the Company is unable to successfully develop and market its prenatal screening products, the Company's business, financial condition and results of operations would be materially and adversely affected.

LACK OF CLINICAL DATA

  The Company has conducted no clinical trials of its prenatal screening products pursuant to FDA reviewed protocols. There can be no assurance that the Company will commence such clinical testing, or once commenced, that such testing can be completed successfully within the Company's expected time frame and budget, if at all, or that the Company's products will prove to be reliable and effective in clinical trials. If clinical trials are initiated, such trials may disclose significant technical obstacles having the effect of delaying or preventing the development, testing, regulatory approval and commercialization of the Company's prenatal screening products. There can be no assurance that the results of such clinical trials will be consistent with the Company's limited preclinical results to date or would be sufficient to obtain regulatory clearance or approval or clinical acceptance. If the Company is unable to initiate and conclude successfully clinical trials of its prenatal screening products, the Company's business, financial condition and results of operations would be materially and adversely affected.

NO ASSURANCE OF CLINICAL ACCEPTANCE

  The isolation of fetal cells from maternal blood is a new and novel development. The clinical acceptance of the Company's prenatal screening products will depend upon its acceptance by the medical community and third-party payors as clinically useful, reliable, accurate, and cost-effective compared to existing and future procedures. Clinical acceptance will depend on numerous factors, including the establishment of the product's ability to isolate sufficient numbers of fetal cells during the early stages of pregnancy, to adequately enrich the concentration of nucleated fetal cells, and to reliably analyze and detect the presence of chromosomal abnormalities. Clinical acceptance will also depend on the receipt of regulatory clearances in the United States and internationally, the availability of third-party reimbursement and the Company's ability to adequately train laboratory technicians and cytogeneticists on how to use the prenatal screening products. In addition, there can be no assurance that the Company's prenatal screening products will be a preferable alternative to existing procedures such as the maternal AFP test or the triple test which detect neural tube defects in addition to chromosomal abnormalities, or that the prenatal screening products will not be rendered obsolete or noncompetitive by products under development by other companies. The Company's products are intended to initially screen for Down's Syndrome and may not compete favorably with widely accepted methodologies such as amniocentesis or CVS that are highly accurate and diagnose a broader range of abnormalities from one sample of fetal cells. Patient acceptance of the Company's prenatal testing products will depend in part upon physician recommendations as well as other factors, including the effectiveness and reliability of the procedure as compared to amniocentesis, CVS and serum marker procedures. Even if the Company's prenatal screening products are clinically adopted, physicians may elect not to recommend the procedure unless acceptable reimbursement from health care payors is available. There can be no assurance that the Company's prenatal screening products under development will be accepted by the medical community or that market demand for such products will be sufficient to allow the Company to achieve profitable operations. Failure of the Company's prenatal screening procedure, for whatever reason, to achieve significant clinical adoption or failure of the Company's products to achieve any significant market acceptance would have a material adverse effect on the Company's business, financial condition and results of operations.

ACCUMULATED DEFICIT; FUTURE LOSSES

  From its inception in July 1986 through the end of 1996, the Company has generated an accumulated deficit of approximately $12.0 million. The Company expects its operating losses to continue to increase as it continues its efforts to develop and test its prenatal screening products. There can be no assurance that its prenatal screening products under development will be commercially marketed or, if commercially marketed, that the Company will ever receive sufficient revenue to achieve profitability and failure to do so would have a material adverse effect on the Company's business, financial condition and results of operations.

QUARTERLY FLUCTUATIONS

  The Company has experienced and expects to continue to experience significant fluctuations in its quarterly operating results. Factors which may have an influence on the Company's operating results in a particular quarter include (i) demand for the Company's products, new product introductions by the Company or its competitors or transitions to new products; (ii) the results of preclinical or planned clinical trials and, if ever received, the timing of regulatory and third-party reimbursement approvals; (iii) the timing of orders and shipments; (iv) the mix of sales between distributors and the Company's direct sales force; (iv) competition, including pricing pressures;
(v) the timing and amount of research and development expenses, including clinical trial-related expenditures; (vi) seasonal factors; (vii) foreign currency fluctuation; and (viii) the delay between incurrence of expenses to develop new products, including related marketing and service capabilities, and realization of benefits from such efforts. The Company typically has experienced increased sales in its first and fourth quarter. The Company believes this pattern of fluctuating revenues reflects the budgetary spending practices of the Company's customer base which consists primarily of public and private cytogenetic laboratories, research organizations and hospitals operating on annual budgets. There can be no assurance that this trend will continue. Due to all the foregoing factors, it is likely that in some future quarter the Company's operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially adversely affected.

ADDITIONAL CAPITAL REQUIREMENTS; NO ASSURANCE FUTURE CAPITAL WILL BE AVAILABLE

  The Company has expended and will continue to expend substantial funds for research and development, preclinical testing, planned clinical investigations, capital expenditures, and manufacturing and marketing of its products. The timing and amount of spending of such capital resources cannot be accurately determined at this time and will depend upon several factors, including the progress of its research and development efforts and planned clinical investigations, competing technological and market developments, commercialization of products currently under development, and market acceptance and demand for the Company's products. To the extent required, the Company may seek to obtain additional funds through equity or debt financing, collaborative or other arrangements with other companies and from other sources. If additional funds are raised by issuing equity securities, further dilution to stockholders could occur. There can be no assurance that additional financing will be available when needed or on terms acceptable to the Company. If adequate funds are not available, the Company could be required to delay development or commercialization of certain of its products, to license to third parties the rights to commercialize certain products or technologies that the Company would otherwise seek to commercialize for itself, or to reduce the marketing, customer support or other resources devoted to certain of its products each of which could have a material adverse effect on the Company's business, financial condition and results of operations.

DEPENDENCE ON PRENATAL SCREENING PRODUCTS; RAPID TECHNOLOGICAL CHANGE AND RISK OF TECHNOLOGICAL OBSOLESCENCE

  The Company is dependent on the successful development and commercialization of the Company's prenatal screening products. Unfavorable preclinical or clinical results, failure to obtain regulatory clearances or approvals in a timely manner, or at all, or failure to gain widespread market acceptance for the products would have a material adverse effect on the Company's business, financial condition and results of operations.

  The medical device industry, particularly the prenatal testing, diagnostic, and screening markets, is characterized by rapid and significant technological change. The sale of the Company's current products is largely dependent upon the continued use of prenatal testing methodologies that require the location of fetal cells in metaphase and the karyotyping of chromosomes identified in the metaphase cells. In addition, the Company's current products require a testing laboratory to make a large one-time investment, and the availability of less expensive automated cytogenetic equipment could have a material adverse effect on the Company's business financial condition, and results of operations. The Company's future success will depend in large part on the Company's ability to continue to respond to such changes. There can be no assurance that the Company will be able to respond to such changes or that new or improved competing products will not be developed that render the Company's products obsolete. Product research and development will require substantial expenditures and will be subject to inherent risks, and there can be no assurance that the Company will be successful in developing products that have the characteristics necessary to screen or diagnose particular indications or that any new product introduced will receive regulatory clearance or approval or will be successfully commercialized.

UNCERTAINTY OF FDA OR OTHER REGULATORY CLEARANCES OR APPROVALS

  The testing, manufacturing, labeling, distribution, sale, and marketing, of the Company's products are subject to government regulation in the United States and other countries. The Company's future success will be significantly dependent upon commercial sales of its prenatal screening products under development. The Company will not be able to market these prenatal screening products for commercial use in the United States until the Company obtains clearance or approval from the United States Food and Drug Administration ("FDA") for each device and will not be able to market such products overseas until it meets the safety and quality regulations of each foreign jurisdiction in which the Company seeks to sell such products. Noncompliance with applicable FDA requirements can result in severe administrative, civil and criminal sanctions.

  The Company's Cytoscan products were marketed until 1994 in the United States pursuant to pre-market notifications to the FDA under Section 510(k) of the Federal Food, Drug and Cosmetic Act ("510(k)"). A 510(k) pre-market notification must be supported by appropriate data establishing, to the satisfaction of the FDA, that a newly developed device is "substantially equivalent" to a legally marketed device that does not itself require FDA approval of a premarket approval application ("PMA"). The Company's CytoVision product is the current model of the Cytoscan product, marketed pursuant to the original 510(k) filing.

  The Company has applied for two separate 510(k) clearances for the fetal cell enrichment and automated scanning products. The Company intends to file a 510(k) for the fetal hemoglobins identification kit during the second quarter of 1997. The DNA probe product will require either FDA clearance of a 510(k) with a tier III level of review or a PMA.

  The Company submitted a protocol for clinical trials of the DNA probe product to the FDA in November of 1996. The Company intends to initiate a multisite, U.S. and international, clinical trial of the DNA probe product to detect chromosomal disorders in isolated fetal cells during the first half of 1997, based upon the review of the protocol by the FDA. There can be no assurance regarding the timing or nature of the FDA response regarding the DNA probe related protocol or the timing for the commencement of clinical trials. There can be no assurance that 510(k) clearance for any of the Company's products under development or any other future product or modification of an existing product will be granted or that the clearance process will not be unduly lengthy and subjected to a thorough FDA review. The FDA has stated that the DNA probe product will require at least a 510(k) tier III level of review. Further, in its draft guidance for in vitro diagnostic devices utilizing cytogenetic in situ hybridization technology for the detection of genetic mutations, the FDA states that when such devices are intended for use as a "stand-alone" for test reporting based on interphase analysis, they will require a PMA that must be reviewed and approved by the FDA prior to sales, distribution and marketing of these products in the United States.

  The regulation of medical devices continues to develop and there can be no assurance that new laws or regulations will not have a material adverse effect on the Company's business, financial condition and results of operations. Delays in receipt of clearance or approvals to market its products, failure to receive these clearances or approvals, the loss of previously received clearances or approvals, the determination that 510(k) clearance, pre-market approval or other approval is required for a product being marketed without such clearance or approval, or failure to comply with existing or future regulatory requirements could have a material adverse effect on the Company's business, financial condition and results of operations.

NEED TO COMPLY WITH INTERNATIONAL GOVERNMENT REGULATION

  The regulatory review process varies from country to country. Currently, the Company's products are subject to pre-market approval in several of the countries that are members of the European Union ("EU") and subject to other regulatory requirements in those and other countries. In addition, the regulation of in vitro diagnostic devices ("IVDs") and other medical devices continues to change. The Company may rely, in some circumstances, on its international distributors for compliance with regulatory requirements in those countries where the Company intends to use distributors. Any enforcement action by regulatory authorities with respect to regulatory noncompliance may have a material adverse effect on the Company's business, financial condition and results of operations.

  The time required to obtain approval for sale in foreign countries may be longer or shorter than that required for FDA clearance, and the requirements may differ. In addition, there may be foreign regulatory barriers other than approval for sale.

  The Company plans to bring its instruments, when required, into compliance with the European Parliament's Electromagnetic Compatibility Directive (89/336/EEC) (the "ECD") and to be entitled to apply the CE mark, with respect to the ECD, to its instruments. The European Parliament has made a distinction between Medical Devices ("MDs") and IVDs. The Company's instruments are not now subject to the requirements or advantages of the Medical Device Directive (93/42/EEC). There can be no assurance, however, that some or all of the Company's products will not be redefined as MDs and made subject to this Directive by the EU or its member states, which may have a material adverse effect on the Company's business, financial condition, and results of operations. There can be no assurance, moreover, that member states, or any other European country, will not adopt other statutes or regulations that require approval to sale the Company products, or that will otherwise have a material adverse effect on the Company's business, financial condition, or results of operations.

DEPENDENCE UPON PATENTS AND PROPRIETARY TECHNOLOGY; RISK OF INFRINGEMENT

  The Company relies on trade secret protection and on its unpatented proprietary know-how in the development and manufacturing of its products. There can be no assurance that the Company's trade secrets or proprietary technology will not become known or be independently developed by competitors in such a manner that the Company has no practical recourse. Nor can there be any assurance that others will not develop or acquire equivalent expertise or develop products which render the Company's current or future products noncompetitive or obsolete. There can be no assurance that the claims allowed under its patents will be sufficiently broad to protect what the Company believes to be its proprietary rights. In addition, there can be no assurance that issued patents will not be disallowed or circumvented by competitors, or that the rights granted thereunder will provide competitive advantages to the Company. Companies have filed applications for, or have been issued patents relating to, products or processes that may be competitive with certain of the Company's products or processes. The Company is unable to predict how the courts would resolve issues relating to the validity and scope of such patents.

  The validity and breadth of claims in medical technology patents involve complex legal and factual questions and, therefore, may be highly uncertain. No assurance can be given that any issued patent or patents based on pending patent applications or any future patent application will exclude competitors, that any of the Company's patents in which it has licensed rights will be held valid if subsequently challenged or that others will not claim rights in or ownership of the patents and other proprietary rights held or licensed by the Company. Furthermore, no assurance can be given that others have not developed or will not develop similar products, duplicate any of the Company's products or design around any patents issued to or licensed by the Company or that may be issued in the future to the Company. Since patent applications in the United States are maintained in secrecy until patents issue, the Company also cannot be certain that others did not first file applications for inventions covered by the Company's pending patent applications, nor can the Company be certain that it will not infringe any patents that may issue to others on such applications.

  In addition, patent applications in foreign countries are maintained in secrecy for a period after filing. Publication of discoveries in the scientific or patent literature tends to lag behind actual discoveries and the filing of related patent applications. The Company has not conducted an extensive search of patents issued to other companies, research or academic institutions, or others, and no assurances can be given that such patents do not exist, have not been filed, or could not be filed or issued, which contain claims relating to the Company's technology, products or processes. Patents issued and patent applications filed in the United States or internationally relating to medical devices are numerous and there can be no assurance that current and potential competitors and other third parties have not filed or in the future will not file applications for, or have not received or in the future will not receive, patents or obtain additional proprietary rights relating to products or processes used or proposed to be used by the Company. There are pending applications, which if issued with claims in their present form, might provide proprietary rights to third parties relating to products or processes used or proposed to be used by the Company. The Company may be required to obtain licenses to patents or proprietary rights of others.

  The medical device industry in general, and the industry segment that includes products for prenatal diagnostic screening in particular, have been characterized by substantial competition. Litigation regarding patent and other intellectual property rights, whether with or without merit, could be time-consuming and expensive to respond to and could divert the Company's technical and management personnel. The Company may be involved in litigation to defend against claims of infringement by the Company, to enforce patents issued to the Company, or to protect trade secrets of the Company. If any relevant claims of third-party patents are held as infringed and not invalid in any litigation or administrative proceeding, the Company could be prevented from practicing the subject matter claimed in such patents, or would be required to obtain licenses from the patent owners of each such patent, or to redesign its products or processes to avoid infringement. In addition, in the event of any possible infringement, there can be no assurance that the Company would be successful in any attempt to redesign its products or processes to avoid such infringement. Accordingly, an adverse determination in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent the Company from manufacturing and selling its products, which would have a material adverse effect on the Company's business, financial condition and results of operations. Costly and time-consuming litigation brought by the Company may be necessary to enforce patents issued to the Company, to protect trade secrets or know-how owned by the Company, or to determine the enforceability, scope and validity of the proprietary rights of others.

LIMITED MANUFACTURING EXPERIENCE; NO MANUFACTURING EXPERIENCE FOR THE CONSUMABLE ENRICHMENT KIT

  To date, the Company's manufacturing activities have consisted primarily of the assembly and testing of its cytogenetic products. If the Company obtains necessary regulatory clearances, registrations and approvals for its prenatal screening products and such technology is successfully introduced, the Company will be required to increase its manufacturing capacity. The Company has no experience in manufacturing the consumable enrichment kit or fetal hemoglobin identification kit portions of its prenatal screening products. Manufacturers often encounter difficulties in commencing and increasing production, including problems involving production yields, adequate supplies of components, quality control and assurance (including failure to comply with the FDA's and State of California's GMP regulations, international quality standards and other regulatory requirements) and shortages of qualified personnel. Difficulties experienced by the Company in manufacturing could have a material adverse effect on its business, financial condition and results of operations. There can be no assurance that the Company will be successful in commencing manufacture of the prenatal screening products in commercial quantities, increasing manufacturing capacity or that it will not experience manufacturing difficulties or product recalls in the future.

NEED TO MANAGE GROWTH

  Significant future growth in the Company's sales and expansion in the scope of its operations, should they occur, may place considerable strain on the Company's management, financial, manufacturing and other capabilities, procedures and controls. There can be no assurance that any existing or additional capabilities, procedures or controls will be adequate to support the Company's operations or that its capabilities, procedures or controls will be designed, implemented or improved in a timely and cost-effective manner. Failure to implement, improve and expand such capabilities, procedures and controls in an efficient manner at an appropriate pace could have a material adverse effect on the Company's business, financial condition and results of operations.

SINGLE SOURCE COMPONENTS; DEPENDENCE ON KEY DISTRIBUTORS

  Certain components of the Company's prenatal screening products under development are expected to be in consumable enrichment kit form. The Company intends to initially subcontract the manufacture of such consumable enrichment kits; however, given the stage of the product's development, neither internal nor third-party manufacturing processes have been established. The Company currently relies on a sole supplier for a certain component of its consumable enrichment kit. There can be no assurance that reliable, high volume commercial supplies of such component can be established at commercially reasonable costs or that a new supplier could be qualified in a timely manner if the supply of such component were interrupted. There can be no assurance that reliable high volume manufacturing of such gradients can be established at commercially reasonable costs or that a new supplier could be qualified in a timely manner if the supply of such gradients were interrupted. In addition, the Company proposes to use DNA probes in a prenatal screening kit under development, which are currently provided by a limited number of vendors. The Company has an obligation to purchase certain types of DNA probes from a particular supplier subject to such supplier meeting various performance standards. Such probes require FDA clearance or approval for marketing for clinical diagnostic procedures in the United States and may require FDA approval for export. The DNA probe market is characterized by extensive patent litigation and any court order with respect to infringement of intellectual property could adversely affect the supply of available and cost-effective DNA probes. While the Company believes that other sources for such DNA probes are available, if there were to be interruptions in obtaining supplies from its present source, the Company would have to qualify new sources of approved supply. Outside of North America and the United Kingdom, the Company relies substantially on independent distributors and sales agents to market and sell its products. There can be no assurance that distributors and agents will devote adequate resources to support sales of the Company's products. Moreover, agreements with a number of its distributors require that the Company indemnify such distributors against costs, expenses and liabilities relating to litigation regarding the Company's products and, despite these obligations of the Company, distributors may decide to reduce or end their selling efforts until an infringement dispute is resolved or settled.

RELIANCE ON INTERNATIONAL SALES AND OPERATIONS

  The Company has significant international operations based in the United Kingdom employing at December 31, 1996, approximately 37 employees. In 1994, 1995 and 1996, approximately 62%, 61% and 60%, respectively, of the Company's total revenues were derived from customers and distributors outside of the United States and Canada. Until such time, if ever, as the FDA clears or approves the Company's fetal cell screening technology for marketing in the United States, the Company expects that international sales of cytogenetic products will continue to account for a significant portion of its revenues. Changes in overseas economic conditions, currency exchange rates, foreign tax laws, or tariffs or other trade regulations could have a material adverse effect on the Company's business, financial condition and results of operations. The international nature of the Company's business subjects it and its representatives, agents and distributors to laws and regulations of the foreign jurisdictions in which it operates or in which its products are sold. The regulation of medical devices in a number of such jurisdictions, particularly in the European Community, continue to develop and there can be no assurance that new laws or regulations will not have a material adverse effect on the Company's business. The laws of certain foreign countries may not protect the Company's intellectual property rights to the same extent as do the laws of the United States.

  Currently, most of the Company's international sales are denominated in U.S. dollars or the U.K. pound sterling. The Company has significant operations in the U.K., and therefore, incurs significant operating expenses denominated in U.K. pounds. Accordingly, the Company has not historically attempted to reduce the risk of currency fluctuations by hedging, as changes in exchange rates between the U.S. dollar and the U.K. pound sterling immaterially affect the Company's results of operations. However, there can be no assurance that the Company will not be disadvantaged with respect to its competitors operating in a foreign country by foreign currency exchange rate fluctuations that make the Company's products more expensive relative to those of local competitors.

INTERNATIONAL UNCERTAIN AVAILABILITY OF THIRD-PARTY REIMBURSEMENT; HEALTH CARE REFORM AND RELATED MATTERS

  In the United States, hospitals, physicians and other health care providers that purchase medical devices generally rely on third-party payors, principally Medicare, Medicaid, private health insurance plans, health maintenance organizations and other sources of reimbursement for health care costs ("Third-Party Payors"), to reimburse all or part of the cost of the procedure in which the medical device is being used. Certain Third-Party Payors are moving toward a managed care system in which they contract to provide comprehensive health care for a fixed cost per person. The fixed cost per person established by these Third-Party Payors may be independent of the hospital's cost incurred for the specific case and the specific devices used. Medicare and other Third-Party Payors are increasingly scrutinizing whether to cover new products and the level of reimbursement for covered products. Because the Company's fetal cell screening technology is currently under development and has not received FDA clearance or approval, uncertainty exists regarding the availability of third-party reimbursement for procedures that would use the Company's fetal cell screening technology. Failure by physicians, hospitals and other potential users of the Company's products or products currently under development to obtain sufficient reimbursement from Third-Party Payors for the procedures in which the Company's products or products currently under the development are intended to be used could have a material adverse effect on the Company's business, financial condition and results of operation.

  Third-Party Payors that do not use prospectively fixed payments increasingly use other cost-containment processes that may pose administrative hurdles to the use of the Company's products and products currently under development. In addition, Third-Party Payors may deny reimbursement if they determine that the device used in a treatment is unnecessary, inappropriate, experimental, used for a non-approved indication or is not cost-effective. Potential purchasers must determine that the clinical benefits of the Company's products justify the additional cost or the additional effort required to obtain prior authorization or coverage and the uncertainty of actually obtaining such authorization or coverage.

  If the Company obtains the necessary foreign regulatory registrations or approvals, market acceptance of the Company's products and products currently under development in international markets would be dependent, in part, upon the availability of reimbursement within prevailing health care payment systems. Reimbursement and health care payment systems in international markets vary significantly by country, and include both government sponsored health care and private insurance. There can be no assurance that any international reimbursement approvals will be obtained in a timely manner, if at all. Failure to receive international reimbursement approvals could have a material adverse effect on market acceptance of the Company's products in the international markets in which such approvals are sought.

  The Company believes that in the future reimbursement will be subject to increased restrictions both in the United States and in international markets. The Company believes that the overall escalating cost of medical products and services will continue to lead to increased pressures on the health care industry, both foreign and domestic, to reduce the cost of products and services, including the Company's products and products currently under development. There can be no assurance in either United States or international markets that third-party reimbursement and coverage will be available or adequate, that future legislation, regulation or reimbursement policies of Third-Party Payors will not otherwise adversely affect the demand for the Company's products or products currently under development or its ability to sell its products on a profitable basis. The unavailability of Third-Party Payor coverage or the inadequacy of reimbursement could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, fundamental reforms in the health care industry in the United States and Europe continue to be considered, and there can be no assurance that such reform will not materially adversely affect the Company's business, financial condition and results of operations.

DEPENDENCE UPON KEY PERSONNEL

  The Company's future success depends in significant part upon the continued service of certain key scientific, technical and management personnel, and its continuing ability to attract and retain highly qualified scientific, technical and managerial personnel. Competition for such personnel is intense and there can be no assurance that the Company can retain its key scientific, technical and managerial personnel or that it can attract, assimilate or retain other highly qualified scientific, technical and managerial personnel in the future. The loss of key personnel, especially if without advanced notice, or the inability to hire or retain qualified personnel could have a material adverse effect upon the Company's business, results of operations and financial condition.

RISK OF SOFTWARE DEFECTS

  The Company's cytogenetic and prenatal screening products currently under development involve a software component that facilitates the detection of chromosomal and genetic abnormalities through the interaction of certain imaging algorithms with the genetic sample under examination. The software, including any new versions that may be released, may contain undetected errors or failures. There can be no assurance that, despite testing by the Company and current and potential customers, errors will not be found in the software components of the Company's cytogenetic or prenatal screening products, resulting in loss or delay in market acceptance, which could have a material adverse effect on the Company's business, financial condition and results of operations.

PRODUCT LIABILITY RISK; POSSIBLE INSUFFICIENCY OF INSURANCE

  The manufacture and sale of the Company's products involves the risk of product liability claims. There can be no assurance that the coverage limits of the Company's insurance policies will be adequate. The Company intends to evaluate its coverage on a regular basis and in connection with the introduction of products currently under development. Such insurance is expensive and may not be available on acceptable terms, in sufficient amount of coverage, or at all. A successful claim brought against the Company in excess of its insurance coverage would have a material adverse effect on the Company's business, results of operations and financial condition.

CONTROL BY CERTAIN STOCKHOLDERS

  Certain stockholders, including certain executive officers and directors of the Company and their affiliates, own approximately 77.9% of the outstanding Common Stock. As a result, these stockholders will, to the extent they act together, continue to have the ability to exert significant influence and control over matters requiring the approval of the Company's stockholders, including the election of a majority of the Company's Board of Directors.

POTENTIAL ADVERSE IMPACT OF SHARES ELIGIBLE FOR FUTURE SALE

  Sales of Common Stock (including shares issued upon the exercise of outstanding options) in the public market after the Company's Initial Public Offering on November 7, 1996 (the "offering" or "IPO") could materially and adversely affect the market price of the Common Stock. Such sales also might make it more difficult for the Company to sell equity securities or equity-related securities in the future at a time and price that the Company deems appropriate. Upon the completion of its IPO, the Company had 6,823,835 shares of Common Stock outstanding, of which 1,507,857 shares of the 1,650,000 shares offered thereby were freely tradeable (unless held by affiliates of the Company) without restriction. The remaining 5,173,460 shares are restricted securities within the meaning of the Securities Act of 1933, as amended (the "Securities Act"). The Company's directors, executive officers and certain of its stockholders, who in the aggregate held more than 95% of the shares of Common Stock of the Company outstanding immediately prior to the completion of the IPO, entered into lock-up agreements under which they agreed not to sell, directly or indirectly, any shares owned by them for a period of 180 days after November 7, 1996 without the prior written consent of Montgomery

Securities. Montgomery Securities may, in its sole discretion and at any time without notice, release all or any portion of the shares subject to such lock-up agreements. Of the shares not subject to lock-up agreements, approximately 260,553 were freely tradeable (unless held by affiliates of the Company) without restriction. Upon expiration of the 180-day lock-up agreements, approximately 4,146,294 additional shares of Common Stock (including approximately 199,811 shares subject to outstanding vested options) will become eligible for public resale, subject in some cases to volume limitations pursuant to Rule 144. Effective April 29, 1997, the holding period for stock sold under Rule 144 will be reduced from two years to one year and the holding period for stock sold under paragraph (k) of Rule 144, which sales are not subject to volume limitations, will be reduced from three years to two years. The remaining approximately 1,617,301 shares held by existing stockholders (including up to 508,734 shares of Common Stock issuable upon exercise of certain outstanding warrants) will become eligible for public resale at various times over a period of less than one year following the Company's IPO, subject in some cases to vesting provisions and volume limitations. In addition, 4,105,674 of the shares outstanding immediately following the completion of the IPO (including up to 508,734 shares of Common Stock issuable upon exercise of certain outstanding warrants) became entitled to registration rights with respect to such shares upon termination of lock-up agreements. The number of shares sold in the public market could increase if registration rights are exercised and such sales may have an adverse effect on the market price of the Common Stock.

POSSIBLE VOLATILITY OF STOCK

  The market prices for securities of medical diagnostic instrument companies have historically been highly volatile. Announcements of technological innovations or new products by the Company or its competitors, developments concerning proprietary rights, including patents and litigation matters, publicity regarding actual or potential results with respect to products under development by the Company or others, regulatory developments in both the United States and foreign countries and public concern as to the safety of new technologies, changes in financial estimates by securities analysts or failure of the Company to meet such estimates and other factors, may have a significant impact on the market price of the Common Stock. In addition, the Company believes that fluctuations in its operating results may cause the market price of its Common Stock to fluctuate, perhaps substantially.

ANTI-TAKEOVER EFFECT OF DELAWARE LAW AND CERTAIN CHARTER AND BYLAWS PROVISIONS

  Certain provisions of the Company's Restated Certificate of Incorporation and Bylaws may have the effect of making it more difficult for a third party to acquire, or discouraging a third party from attempting to acquire, control of the Company. Such provisions could limit the price that certain investors might be willing to pay in the future for shares of the Company's Common Stock. Certain of these provisions provide for the elimination of the right of stockholders to act by written consent without a meeting and specify procedures for director nominations by stockholders and submission of other proposals for consideration at stockholder meetings. In addition, the Company's Board of Directors has the authority to issue up to 6,000,000 shares of Preferred Stock and to determine the price, rights, preferences, privileges and restrictions of those shares without any further vote or action by the stockholders. The rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. The issuance of Preferred Stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of the outstanding voting stock of the Company. The Company has no present plans to issue shares of Preferred Stock. Certain provisions of Delaware law applicable to the Company could also delay or make more difficult a merger, tender offer or proxy contest involving the Company, including Section 203 of the Delaware General Corporation Law, which prohibits a Delaware corporation from engaging in any business combination with any interested stockholder for a period of three years unless certain conditions are met. The inability of stockholders to act by written consent without a meeting, the procedures required for director nominations and stockholder proposals and Delaware law could have the effect of delaying, deferring or preventing a change in control of the Company, including without limitation, discouraging a proxy contest or making more difficult the acquisition of a substantial block of the Company's Common Stock. These provisions could also limit the price that investors might be willing to pay in the future for shares of the Company's Common Stock.

ITEM 2. PROPERTIES

  In the United States, Applied Imaging leases an approximately 14,000 square foot facility in Santa Clara, California, under a lease which terminates in April 1997. The Company has reached an agreement with the lessor to renew such lease through October, 1998. The Company also leases an approximately 2,700 square foot facility in Pittsburgh, Pennsylvania, under a lease which terminates in July 1999. In the United Kingdom, Applied Imaging International Ltd. leases an approximately 10,000 square foot facility in Sunderland, which lease terminates in June 1998. In Israel, Applied Imaging Ltd. leases an approximately 1,500 square foot facility near Tel Aviv under a short-term lease arrangement. The Company believes that its facilities are adequate to meet its requirements through 1997.

ITEM 3. LEGAL PROCEEDINGS

  The Company is not party to any legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  Not applicable.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The Company's Common Stock is traded on the NASDAQ National Market (ticker symbol AICX). The number of record holders of the Company's Common Stock at December 31, 1996 was 180. The Company has not paid any dividends since its inception and does not intend to pay any dividends in the foreseeable future.

  The Company completed an initial public offering of 1,650,000 shares of Common Stock in November 1996. Prior to the initial public offering, the Company's Common Stock was not publicly traded.

  Quarterly high and low stock prices are as follows:

                    QUARTER ENDED                 HIGH     LOW
      -----------------------------------------  ------- -------
      December 31, 1996 (from November 7, 1996)  $ 9 1/8 $ 6 1/4

ITEM 6. SELECTED FINANCIAL DATA

                                           YEAR ENDED DECEMBER 31,
                                    ------------------------------------------
                                     1996     1995     1994     1993     1992
                                    -------  -------  -------  -------  ------
                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues:
 Product sales..................... $ 9,259  $ 8,106  $ 7,021  $ 6,189  $9,215
 Software maintenance and service..   2,663    2,692    2,550    2,499   2,496
                                    -------  -------  -------  -------  ------
  Total revenues...................  11,922   10,798    9,571    8,681  11,711
Cost of revenues...................   5,974    5,484    5,350    4,965   6,184
                                    -------  -------  -------  -------  ------
  Gross profit.....................   5,948    5,314    4,221    3,716   5,527
Operating Expenses:
 Research and development..........   3,667    2,919    2,821    1,756   1,316
 Sales and marketing...............   3,088    2,918    2,524    2,543   3,279
 General and administrative........   2,088    2,094    1,898    1,229   1,642
                                    -------  -------  -------  -------  ------
  Total operating expenses.........   8,843    7,931    7,243    5,528   6,237
                                    -------  -------  -------  -------  ------
  Operating loss...................  (2,895)  (2,617)  (3,022)  (1,812)   (710)
Other (expense) income.............      14       71       52       39     (23)
                                    -------  -------  -------  -------  ------
  Loss before income taxes.........  (2,881)  (2,546)  (2,970)  (1,773)   (733)
Income tax benefit.................      --       --       --       --     253
                                    -------  -------  -------  -------  ------
  Net loss......................... $(2,881) $(2,546) $(2,970) $(1,773) $ (480)
                                    =======  =======  =======  =======  ======
Pro forma net loss per share....... $ (0.48) $ (0.45)
                                    =======  =======
Shares used in cacluation of pro
 forma net loss per share..........   5,942    5,635
                                    =======  =======

                                                  DECEMBER 31,
                                       ---------------------------------------
                                        1996     1995    1994    1993    1992
                                       -------  ------  ------  ------  ------
                                                 (IN THOUSANDS)
BALANCE SHEET DATA:
 Cash, cash equivalents and short-term
  investments......................... $12,318  $5,156  $2,503  $4,461  $1,151
 Working capital......................  10,700   3,249   1,712   4,756   1,715
 Total assets.........................  16,473   9,373   7,441   9,666   6,567
 Long-term debt.......................     229     231     336     173     263
 Accumulated deficit.................. (12,021) (9,140) (6,594) (3,625) (1,852)
 Total stockholders' equity(1)........  12,005   4,714   2,811   5,813   2,595

(1) No cash dividends have been declared with respect to the Company's Common and Preferred Stock.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

  Since its inception in 1986, the Company has principally been engaged in the design, development, manufacture and marketing of automated clinical analysis systems used by cytogenetic laboratories for prenatal and other genetic screening. The Company's cytogenetic instrumentation products include systems that enable laboratories to automate aspects of the detection of chromosomal abnormalities associated with conditions such as Down's Syndrome. The Company's CytoVision family of products includes an automated metaphase finder which identifies cells in metaphase, a karyotyper which automates the classification and presentation of chromosomes within cells and a DNA probe analysis system which detects DNA probes within cell nuclei. The Company sells its cytogenetic systems to government and private clinical cytogenetic laboratories, research institutions, universities and pharmaceutical companies, and has sold such systems to approximately 500 sites in over 30 countries.

  Historically, the Company has grown through both internal expansion and acquisitions. In 1989 and 1991, the Company acquired two separate companies based in the United Kingdom with complementary technologies and worldwide market presence. In 1991, the Company restructured its U.K. operations to combine the two acquired companies. In 1993, the Company eliminated certain unprofitable product lines in order to focus its efforts on the cytogenetic screening market.

  In 1993, the Company established a research project to develop proprietary prenatal screening products to detect chromosomal genetic disorders through the enrichment and analysis of fetal blood cells from a routine maternal blood sample. Since that time, the Company has devoted substantial resources to the development of these prenatal screening products. The Company's prenatal screening products, which the Company is developing, incorporate (i) a patented hematologically-based procedure to enrich and separate the fetal blood cells, (ii) automated image analysis instrumentation to identify the fetal cells and (iii) the use of third-party DNA probes to identify certain chromosomal disorders present in fetal cells. The prenatal screening products under development are currently in preclinical evaluations, and the Company intends to continue preclinical and clinical evaluations of the products to establish them as a broadly applicable prenatal screening procedure. The Company anticipates that sales of the products, if cleared or approved by the FDA, will include both a consumable enrichment kit used to separate fetal blood cells from maternal blood and imaging instrumentation used to analyze these cells. The implementation of the Company's strategy is dependent upon the successful development and commercialization of the Company's prenatal screening products.

  The operating results of the Company have fluctuated significantly in the past on an annual and quarterly basis. The Company expects that its operating results will fluctuate significantly from quarter to quarter and year to year in the future and will depend on a number of factors, some of which may affect future sales of the Company's cytogenetic products. These factors include, but are not limited to, demand for the Company's products, timing of orders and shipments, competition and its related pricing pressures, and seasonal factors, many of which are outside the Company's control. If FDA clearance or approval is received, the Company intends to increase the amount of expenditures for research and development and sales and marketing activities, principally for the commercial launch of its prenatal screening system. If additional funding is obtained, the Company intends to increase its research and development expenses related to follow-on products and additional applications of its prenatal screening technology. The Company also intends to increase the amount of expenditures related to marketing and administrative activities.

RESULTS OF OPERATIONS

 Years Ended December 31, 1996, 1995 and 1994

  Revenues. Revenues increased to $11.9 million in 1996 from $10.8 million in 1995, and from $9.6 million in 1994, or annual increases of 10% and 13%, respectively. The 1996 and 1995 increases in revenues were primarily attributable to continued demand by cytogenetic laboratories to automate aspects of otherwise labor-intensive analyses, to increase capacity of existing systems, or to replace older generation systems with the Company's CytoVision products. Software and service contract revenues have remained relatively flat at $2.7 million for 1996 and 1995 and $2.6 million in 1994, and as a percentage of total revenues, decreased to 22% in 1996 from 25% in 1995 and 27% in 1994. Software and service contract pricing is derived from product pricing, and with unit selling prices of the Company's CytoVision products, sold since 1994, significantly lower than earlier generation products, software and service contract pricing has decreased accordingly. For the years ended 1996, 1995 and 1994, revenues derived outside of North America has remained relatively consistent at approximately 60%, 61% and 62% of total revenues, respectively.

  Cost of Revenues. Cost of revenues increased to $6.0 million in 1996 from $5.5 million in 1995 and from $5.4 million in 1994, or 50%, 51% and 56% as a percentage of total revenues, respectively. This decrease in cost of revenues as a percentage of total revenues from year to year was attributable to increased product shipment volume, engineering design changes to reduce direct material and production costs.

  Research and Development Expenses. Research and development expenses increased to approximately $3.7 million in 1996 from $2.9 million in 1995 and from $2.8 million in 1994. These year to year increases were due to increasing expenditures on the development of the prenatal screening products.

  Sales and Marketing Expenses. Sales and marketing expenses increased to $3.1 million in 1996 from $2.9 million in 1995 and from $2.5 million in 1994. In 1996, 1995 and 1994, sales and marketing expenses as a percentage of total revenues remained relatively consistent ranging from 26% to 27%.

  General and Administrative Expenses. General and administrative expenses remained relatively unchanged at $2.1 million in 1996 and 1995, an increase from $1.9 million in 1994. In 1996, 1995 and 1994, general and administrative expenses were 18%, 19% and 20% of total revenues, respectively.

LIQUIDITY AND CAPITAL RESOURCES

  Since its inception in July 1986 through December 1996, the Company has generated an accumulated deficit of approximately $12.0 million. The Company has financed its operations primarily through the private placement of Preferred Stock for net aggregate proceeds of $14.8 million and its November 1996 initial public offering of Common Stock, which resulted in proceeds to the Company of $10.7 million, net of underwriter discounts, but exclusive of approximately $1.0 million in offering expenses. As of December 31, 1996, the Company had approximately $12.3 million in cash and cash equivalents. The Company's primary uses of cash have been to fund working capital requirements, for capital expenditures, to consummate acquisitions of companies with complementary products, technology, and marketing and sales organizations, and to fund the Company's fetal cell screening products research and development costs.

  The Company has not renewed its credit facility with a U.S. bank, all borrowings from which were retired using part of the proceeds from the Company's initial public offering. The Company's wholly-owned subsidiary, Applied Imaging International, Ltd. has a (Pounds)500,000 ($800,000) unsecured line of credit with a United Kingdom bank guaranteed by the Company. No amounts were outstanding under this facility as of December 31, 1996.

  The Company expects negative cash flow from operations to continue into at least 1999, as it continues the development of its fetal cell screening technology, conducts clinical trials required for FDA clearance of the DNA probe portion of that technology, expands its marketing, sales and customer support capabilities and adds administrative infrastructure.. The Company currently estimates that its existing capital resources will enable it to sustain operations until approximately the end of 1998. There can be no assurance, however, that the Company will not be required to seek capital at an earlier date. The timing and amount of spending of such capital resources cannot be accurately determined at this time and will depend on several factors, including, but not limited to, the progress of its research and development efforts and clinical investigations, the timing of regulatory approvals or clearances, competing technological and market developments, commercialization of products currently under development, and market acceptance and demand for the Company's products. In addition, as opportunities arise, proceeds may also be used to acquire businesses, technologies or products that complement the business of the Company, although the Company is not currently in negotiations regarding any such acquisitions. The Company may seek to obtain additional funds through equity or debt financing, collaborative or other arrangements with other companies and from other sources. After December 1998, the Company will likely need to raise additional funds through public or private financings. No assurance can be given that additional financing will be available when needed or on terms acceptable to the Company. If adequate funds are not available, the Company could be required to delay development or commercialization of certain of its products, to license to third parties the rights to commercialize certain products or technologies that the Company would otherwise seek to commercialize itself, or to reduce the marketing, customer support or other resources devoted to certain of its products.

  The Internal Revenue Code of 1986 and the California Conformity Act of 1987 substantially restrict the ability of a corporation to utilize existing net operating losses, carryforwards, and credits in the event of an "ownership change." The several issuances of preferred stock and the initial public offering have resulted in multiple ownership changes since the inception of the Company. Approximately $9,800,000 of the federal net operating loss carryforward will be subject to an annual limitation in the aggregate of $800,000. Any unused annual limitation can be carried over and added to the succeeding year's annual limitation within the allowable carryforward period.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors
Applied Imaging Corp.:

  We have audited the accompanying consolidated balance sheets of Applied Imaging Corp. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1996. In connection with our audits of the consolidated financial statements for the periods indicated above, we have also audited the financial statement schedule of valuation and qualifying accounts. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Applied Imaging Corp. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all materials respects, the information set forth therein.

                                          KPMG Peat Marwick LLP

San Jose, California
February 18, 1997

                             APPLIED IMAGING CORP.
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                          1996         1995
                                                       -----------  ----------
                        ASSETS
Current Assets:
  Cash and cash equivalents........................... $12,318,000  $2,159,000
  Short-term investments..............................         --    2,997,000
  Trade accounts receivable (less allowance for
   doubtful accounts of $228,000 and $166,000)........    1,454,00   1,501,000
  Inventories.........................................     831,000     880,000
  Prepaid expenses and other assets...................     336,000     140,000
                                                       -----------  ----------
    Total current assets..............................  14,939,000   7,677,000
Property and equipment................................   1,234,000   1,319,000
Other assets..........................................     300,000     377,000
                                                       -----------  ----------
                                                       $16,473,000  $9,373,000
                                                       ===========  ==========
         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of bank debt........................ $    33,000  $  471,000
  Accounts payable....................................   1,679,000   1,141,000
  Accrued expenses....................................   1,304,000   1,430,000
  Deferred revenue....................................   1,223,000   1,386,000
                                                       -----------  ----------
    Total current liabilities.........................   4,239,000   4,428,000
Bank debt, less current portion.......................     229,000     231,000
Commitments
Stockholders' equity:
  Preferred stock; $0.001 par value; 6,000,000 shares
   authorized; 3,919,179 shares issued and outstanding
   in 1995............................................         --        4,000
  Common stock; $0.001 par value; 20,000,000 shares
   authorized; 6,823,835 and 1,067,785 shares issued
   and outstanding....................................       7,000       1,000
  Additional paid-in capital..........................  25,569,000  14,216,000
  Accumulated deficit................................. (12,021,000) (9,140,000)
  Deferred stock compensation.........................  (1,183,000)        --
  Cumulative translation adjustment...................    (367,000)   (367,000)
                                                       -----------  ----------
    Total stockholders' equity........................  12,005,000   4,714,000
                                                       -----------  ----------
                                                       $16,473,000  $9,373,000
                                                       ===========  ==========

          See accompanying notes to consolidated financial statements.

                             APPLIED IMAGING CORP.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    DECEMBER 31,
                                         -------------------------------------
                                            1996         1995         1994
                                         -----------  -----------  -----------
Revenues:
  Product sales......................... $ 9,259,000  $ 8,106,000  $ 7,021,000
  Software maintenance and service......   2,663,000    2,692,000    2,550,000
                                         -----------  -----------  -----------
    Total revenues......................  11,922,000   10,798,000    9,571,000
                                         -----------  -----------  -----------
Cost of revenues:
  Product sales.........................   4,501,000    4,171,000    3,937,000
  Software maintenance and service......   1,473,000    1,313,000    1,413,000
                                         -----------  -----------  -----------
    Total cost of revenues..............   5,974,000    5,484,000    5,350,000
                                         -----------  -----------  -----------
    Gross profit........................   5,948,000    5,314,000    4,221,000
                                         -----------  -----------  -----------
Operating expenses:
  Research and development..............   3,667,000    2,919,000    2,821,000
  Sales and marketing...................   3,088,000    2,918,000    2,524,000
  General and administrative............   2,088,000    2,094,000    1,898,000
                                         -----------  -----------  -----------
    Total operating expenses............   8,843,000    7,931,000    7,243,000
                                         -----------  -----------  -----------
    Operating loss......................  (2,895,000)  (2,617,000)  (3,022,000)
Other income............................      14,000       71,000       52,000
                                         -----------  -----------  -----------
    Net loss............................ $(2,881,000) $(2,546,000) $(2,970,000)
                                         ===========  ===========  ===========
Pro forma net loss per common share..... $     (0.48) $     (0.45)
                                         ===========  ===========
Shares used in computing pro forma net
 loss per common share..................   5,941,842    5,635,393
                                         ===========  ===========


          See accompanying notes to consolidated financial statements.

                             APPLIED IMAGING CORP.
                                AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                    PREFERRED STOCK      COMMON STOCK
                   ------------------  ----------------
                                                        ADDITIONAL                  DEFERRED    CUMULATIVE      TOTAL
                                                          PAID-IN   ACCUMULATED      STOCK      TRANSLATION STOCKHOLDERS'
                     SHARES    AMOUNT   SHARES   AMOUNT   CAPITAL     DEFICIT     COMPENSATION  ADJUSTMENT     EQUITY
                   ----------  ------  --------- ------ ----------- ------------  ------------  ----------- -------------
Balances as of
 December 31,
 1993.............  2,812,962  $3,000    947,573 $1,000 $ 9,758,000 $ (3,624,000) $       --     $(325,000)  $ 5,813,000
 Exercise of
  common stock
  options.........        --      --      25,937    --       10,000          --           --           --         10,000
 Cumulative
  translation
  adjustment......        --      --         --     --          --           --           --       (42,000)      (42,000)
 Net loss.........        --      --         --     --          --    (2,970,000)         --           --     (2,970,000)
                   ----------  ------  --------- ------ ----------- ------------  -----------    ---------   -----------
Balances as of
 December 31,
 1994.............  2,812,962   3,000    973,510  1,000   9,768,000   (6,594,000)         --      (367,000)    2,811,000
 Exercise of
  common stock
  options                 --      --      94,275    --       44,000          --           --           --         44,000
 Compensation
  expense related
  to employee
  stock options...        --      --         --     --       59,000          --           --           --         59,000
 Issuances of
  Series J
  preferred stock,
  net of $356,000
  offering costs..  1,106,217   1,000        --     --    4,345,000          --           --           --      4,346,000
 Net loss.........        --      --         --     --          --    (2,546,000)         --           --     (2,546,000)
                   ----------  ------  --------- ------ ----------- ------------  -----------    ---------   -----------
Balances as of
 December 31,
 1995.............  3,919,179   4,000  1,067,785  1,000  14,216,000   (9,140,000)         --      (367,000)    4,714,000
 Exercise of
  common stock
  options.........        --      --      89,250    --      161,000          --           --           --        161,000
 Initial public
  offering (IPO)
  of common stock,
  net of
  $1,829,000
  offering costs..        --      --   1,650,000  2,000   9,719,000          --           --           --      9,721,000
 Preferred stock
  converted to
  common stock in
  connection with
  IPO............. (3,919,179) (4,000) 3,960,017  4,000         --           --           --           --            --
 Net exercise of
  110,416 Series F
  preferred stock
  warrants in
  connection with
  IPO.............        --      --      56,783    --          --           --           --           --            --
 Deferred employee
  stock option
  compensation....        --      --         --     --    1,473,000          --    (1,473,000)         --            --
 Amortization of
  deferred stock
  compensation....        --      --         --     --          --           --       290,000          --        290,000
 Net loss.........        --      --         --     --          --    (2,881,000)         --           --     (2,881,000)
                   ----------  ------  --------- ------ ----------- ------------  -----------    ---------   -----------
Balances as of
 December 31,
 1996.............        --   $  --   6,823,835 $7,000 $25,569,000 $(12,021,000) $(1,183,000)   $(367,000)  $12,005,000
                   ==========  ======  ========= ====== =========== ============  ===========    =========   ===========

          See accompanying notes to consolidated financial statements.

                             APPLIED IMAGING CORP.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     DECEMBER 31,
                                           -----------------------------------
                                              1996         1995        1994
                                           -----------  ----------  ----------
Cash flows from operating activities:
 Net loss................................. $ 2,881,000  $2,546,000  $2,970,000
 Adjustments to reconcile net loss to net
  cash used for operating activities
  Depreciation and amortization...........     583,000     556,000     602,000
  Unrealized exchange (gain) loss.........      33,000     (17,000)    140,000
  Compensation expense related to employee
   stock options..........................     290,000     153,000         --
  Changes in operating assets and
   liabilities:
   Trade accounts receivable..............      47,000     439,000   1,025,000
   Inventories............................      49,000     253,000    (153,000)
   Prepaid expenses and other assets......    (196,000)    290,000    (185,000)
   Accounts payable.......................     538,000    (309,000)    187,000
   Accrued expenses.......................    (126,000)    497,000     127,000
   Deferred revenue.......................    (163,000)     91,000       8,000
                                           -----------  ----------  ----------
   Net cash used for operating activities   (1,826,000)   (593,000) (1,219,000)
                                           -----------  ----------  ----------
Cash flows from investing activities
 Sale of short-term investments...........   2,997,000         --    3,439,000
 Purchase of short-term investments.......         --   (2,997,000)        --
 Purchase of equipment....................    (498,000)   (808,000)   (653,000)
 Other assets.............................      71,000       9,000    (259,000)
                                           -----------  ----------  ----------
   Net cash provided by (used for)
    investing activities                     2,570,000  (3,796,000)  2,527,000
                                           -----------  ----------  ----------
Cash flows from financing activities
 Proceeds from issuance of preferred
  stock...................................         --    4,346,000         --
 Net proceeds from issuance of common
  stock...................................   9,882,000      44,000      10,000
 Bank borrowings..........................         --          --      469,000
 Payment of bank debt.....................    (467,000)   (345,000)    (90,000)
                                           -----------  ----------  ----------
   Net cash provided by financing
    activities                               9,415,000   4,045,000     389,000
                                           -----------  ----------  ----------
Effect of exchange rate changes on cash
 and cash equivalents.....................         --          --     (216,000)
                                           -----------  ----------  ----------
Net increase (decrease) in cash and cash
 equivalents..............................  10,159,000    (344,000)  1,481,000
Cash and cash equivalents at beginning of
 period...................................   2,159,000   2,503,000   1,022,000
                                           -----------  ----------  ----------
Cash and cash equivalents at end of
 period................................... $12,318,000  $2,159,000  $2,503,000
                                           ===========  ==========  ==========
Supplemental disclosure of cash paid for
 interest                                  $    86,000  $  110,000  $   86,000
                                           ===========  ==========  ==========
Supplemental disclosure of non-cash
 financing activities
  Deferred compensation relating to
   employee stock options................. $ 1,473,000         --          --
                                           ===========  ==========  ==========
  Conversion of preferred stock and
   preferred stock warrants into common
   stock.................................. $     4,000         --          --
                                           ===========  ==========  ==========

          See accompanying notes to consolidated financial statements.

                             APPLIED IMAGING CORP.
                               AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

 The Company

  Applied Imaging Corp. (the Company) was incorporated in 1986 to develop, manufacture, and market automated clinical analysis systems used by cytogenetic laboratories in prenatal genetic screening. The Company sells its products to government and private clinical cytogenetic laboratories, research institutions, universities, and pharmaceutical companies located primarily in the United States, Canada, Europe, and the Pacific Rim. The Company is currently devoting significant resources to the development of a new prenatal screening designed to enable the detection of prenatal chromosomal disorders through the analysis of fetal blood cells drawn from maternal blood. There have been no revenues earned in relation to this new prenatal screening system.

 Principles of Consolidation

  The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Applied Imaging International, Limited (United Kingdom) and Applied Imaging, Limited (Israel). All significant intercompany accounts and transactions have been eliminated in consolidation.

Foreign Exchange

  The Company accounts for its foreign operations in accordance with Statement of Financial Accounting Standards (SFAS) No. 52, Foreign Currency Translation. Prior to April 1994, the functional currency for Applied Imaging International, Limited was the British pound and, accordingly, translation adjustments resulting from the conversion of the subsidiary's financial statements into U.S. dollars were accumulated and reported as a separate component of stockholders' equity. Beginning in April 1994, certain operational and organizational changes within the Company caused the functional currency for the Company's subsidiary to become the U.S. dollar. Therefore, monetary assets and liabilities of the subsidiary are remeasured at year-end exchange rates while nonmonetary items are remeasured at historical rates. Most income and expense accounts are remeasured at the average rates in effect during the year. Translation adjustments resulting from the conversion of the subsidiary's financial statements into U.S. dollars are currently recognized in the consolidated statement of operations in the year of occurrence. The functional currency of Applied Imaging, Limited is also the U.S. dollar.

 Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 Initial Public Offering

  The Company completed its initial public offering on November 7, 1996, whereby 1,650,000 shares of common stock were issued for approximately $9,721,000 in proceeds, net of underwriters' discounts and issuance costs of $1,829,000. Amounts included in the accompanying balance sheet as of December 31, 1996, reflect the conversion of all outstanding shares of preferred stock into 3,960,017 shares of common stock and the net exercise of the Series F warrants into 56,783 shares of common stock.

                    APPLIED IMAGING CORP. AND SUBSIDIARIES

 Revenue Recognition

  The Company recognizes revenue on product sales upon shipment and concurrently accrues for expected hardware warranty expenses, and product returns. Revenue on renewed maintenance contracts, including amounts attributable to software maintenance bundled in original product sale agreements, is deferred and recognized ratably over the period of the contract, generally one year.

 Research and Development Expenditures

  Research and development expenditures are charged to expense as incurred unless they are reimbursed under a specific contract.

 Pro Forma Net Loss Per Common Share

  Pro forma net loss per share data has been computed using the weighted average number of shares of common stock, including common equivalent shares from stock options and warrants outstanding (when dilutive using the treasury stock method) and the shares resulting from the conversion of all outstanding shares of preferred stock at the closing of the IPO. Pursuant to SEC Staff Accounting Bulletins, common equivalent shares issued during the 12-month period prior to the initial filing of the Company's proposed IPO have been included in the calculation as if they were outstanding for all periods presented (even if antidilutive), using the treasury stock method and the anticipated initial public offering price. Due to the significant impact of the conversion of preferred shares into common shares at the closing of the IPO, net loss per common share is not meaningful and is therefore not presented.

 Cash Equivalents and Investments

  All investments with original maturities of three months or less are considered by the Company to be cash equivalents.

  The Company has accounted for investments in debt securities, consisting of U.S. Treasury instruments, as "available-for-sale" and has stated applicable investments at fair value, which approximates cost. Approximately $1,030,000 of investments as of December 31, 1995 consisted of a U.S. Treasury Note maturing in January 1997. There were no short-term investments as of December 31, 1996.

 Inventories

  Inventories are stated at the lower of cost (first in, first out) or market.

 Property and Equipment

  Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the respective assets, generally three to five years.

 Capitalized Software Costs

  Computer software development costs incurred subsequent to the determination of product technological feasibility are capitalized in accordance with the provisions of SFAS No. 86, Accounting for the Cost of Computer Software to be Sold, Leased or Otherwise Marketed. Amortization of these capitalized costs is provided using the greater of the ratio of revenues generated in the period over total future revenues of the

                    APPLIED IMAGING CORP. AND SUBSIDIARIES
product, or the straight-line method over the estimated market life of the related products, generally three years, commencing when the product becomes generally available to customers. For the years ended December 31, 1996, 1995 and 1994, software development costs incurred subsequent to the establishment of technological feasibility have not been material. The net book value of capitalized costs is not significant and is included in other assets on the consolidated balance sheets.

 Income Taxes

  The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, which prescribes an asset and liability approach that results in the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's consolidated financial statements or tax returns. In estimating future tax consequences, SFAS No. 109 generally considers all expected future events other than enactment of changes in tax laws or rates.

 Fair Value of Financial Instruments

  Financial instruments consist principally of cash equivalents, short-term investments, trade receivables, notes receivable, accounts payable, and bank debt. The carrying amounts of these financial instruments approximate fair value.

  Financial instruments that potentially subject the Company to concentrations of credit risk are cash equivalents and short-term investments which the Company places with high-credit qualified financial institutions and, by policy, limits the amount of credit exposure to any one financial institution. The Company sells its products to government and private clinical cytogenetic laboratories, research institutions, universities, and pharmaceutical companies located primarily in the United States, Canada, Europe, and the Pacific Rim. The Company's credit risk is concentrated primarily in the United States and Europe. The Company does not have a significant concentration of credit risk with any single customer. The Company performs on-going credit evaluations of its customer's financial condition and, generally requires no collateral from its customers. The Company maintains an allowance for doubtful accounts to cover potential credit losses.

 Adoption of New Accounting Standard

  The Financial Accounting Standards Board issued SFAS No. 123, Accounting for Stock-Based Compensation in October 1995. This statement requires that the Company either recognize in its consolidated financial statements costs related to its stock-based employee compensation plans, including employee stock purchase plans and stock option plans, or make pro forma disclosures of such costs in a footnote to the consolidated financial statements using the fair-value method. The Company has adopted SFAS No. 123 effective January 1, 1996. Management plans to remain on APB No. 25, Accounting for Stock Issued to Employees, as allowed under SFAS No. 123, for purposes of measurement of compensation expense.

                     APPLIED IMAGING CORP. AND SUBSIDIARIES

(2) INVENTORIES

A summary of inventories follows:

                                                                 DECEMBER 31,
                                                               -----------------
                                                                 1996     1995
                                                               -------- --------
Raw materials................................................. $759,000 $734,000
Work in process...............................................   46,000   88,000
Finished goods................................................   26,000   58,000
                                                               -------- --------
                                                               $831,000 $880,000
                                                               ======== ========

(3) PROPERTY AND EQUIPMENT

  A summary of property and equipment follows:

                                                              DECEMBER 31,
                                                          ---------------------
                                                             1996       1995
                                                          ---------- ----------
Equipment................................................ $2,187,000 $1,873,000
Demonstration equipment..................................    875,000    760,000
Furniture and fixtures...................................    242,000    173,000
                                                          ---------- ----------
                                                           3,304,000  2,806,000
                                                           2,070,000  1,487,000
                                                          ---------- ----------
Less accumulated depreciation............................ $1,234,000 $1,319,000
                                                          ========== ==========

(4) ACCRUED EXPENSES

  A summary of accrued expenses follows:

                                                              DECEMBER 31,
                                                          ---------------------
                                                             1996       1995
                                                          ---------- ----------
Compensation and related costs...........................    625,000    641,000
Other....................................................    679,000    789,000
                                                          ---------- ----------
                                                          $1,304,000 $1,430,000
                                                          ========== ==========

                    APPLIED IMAGING CORP. AND SUBSIDIARIES

(5) BANK DEBT

  A summary of bank debt follows:

                                                                DECEMBER 31,
                                                              -----------------
                                                                1996     1995
                                                              -------- --------
Applied Imaging International, Limited:
 Bank note payable in monthly installments through June 2004;
  bearing interest at the bank's base rate plus 3% (9.00% and
  6.57% as of December 31, 1996 and 1995, respectively)...... $262,000 $261,000
Bank note payable in monthly installments of $7,500 through
 October 1996, bearing interest of 9.75% as of December 31,
 1995........................................................      --    83,000
Applied Imaging Corp.:
 Advances on bank line of credit; bearing interest at 10.25%
  as of 1995.................................................      --   358,000
                                                              -------- --------
                                                               262,000  702,000
Less current portion.........................................   33,000  471,000
                                                              -------- --------
                                                              $229,000 $231,000
                                                              ======== ========

  The bank note relating to Applied Imaging International, Limited is denominated in British pounds and relates to the purchase of real property from a related party in March 1994. The real property is recorded at cost, which approximates market value, and is included in other assets in the accompanying consolidated balance sheet. This note is secured by such real property.

  Applied Imaging International, Limited has a (Pounds)500,000 unsecured line of credit with an international bank which is guaranteed by the Company. No amounts were outstanding under this facility as of December 31, 1996.

(6) STOCKHOLDERS' EQUITY

   Preferred Stock

  As of December 31, 1996 and 1995, the Company is authorized to issue 6,000,000 shares of preferred stock. Effective upon the closing of the Company's IPO, 3,919,179 outstanding shares of preferred stock were converted to 3,960,017 shares of common stock.

  As of December 31, 1995, there were warrants outstanding and exercisable for 110,416 shares of Series F preferred stock at $3.40 per share. Such warrants were exercised and converted into 56,783 shares of common stock upon the closing of the Company's IPO.

  Common Stock

  The Company is authorized to issue 20,000,000 shares of common stock. As of December 31, 1995 and 1996, there were warrants outstanding to purchase 368,734 shares of common stock at $5.25 per share and 140,000 shares at $4.25 per share. These warrants expire in 1998 and 2000, respectively.

  As of December 31, 1996, 1,400,000 shares of common stock were reserved for issuance under the Company's 1988 Amended and Restated Incentive Stock Option Plan (the 1988 Option Plan). Under the 1988 Option Plan, stock options may be granted to Board members, officers, key employees, and consultants at the fair market value of the common stock at the date of the grant, as determined by the Board. Options are

                    APPLIED IMAGING CORP. AND SUBSIDIARIES
exercisable over 5 to 10 years from the date of grant, and typically vest ratably over 4 years. In 1994, the Company enacted a Directors Option Plan designed to encourage participation on the Company's Board. Under this plan, 5,000 shares per year are automatically granted to non-employee directors. The terms of the plan allow the granting of stock options upon initial election to the Board and for each subsequent term on the Board. As of December 31, 1996 there were 120,000 shares reserved for issuance under this plan and no options have been granted. As of December 31, 1996, 100,000 options were granted to Board members out of the shares reserved under the 1988 Option Plan.

  Accounting for Stock-Based Compensation Plans

  The Company has elected to use the intrinsic value-based method of APB Opinion No. 25 to account for all of its employee stock-based compensation plans.

  As of December 31, 1996, there were 581,238 options available for grant under the 1988 Option Plan. The Company has recorded for financial statement purposes, a deferred charge of $1,473,000, representing the difference between the exercise price and the deemed fair value of the Company's common stock for 246,750 shares subject to common stock options granted in the 12-month period preceding the IPO, mainly in the first quarter of 1996. The deferred stock compensation is being amortized to compensation expense over the period during which the options become exercisable, generally four years.

  The Company has adopted the pro forma disclosure provisions of SFAS No. 123. Had compensation cost for the Company's stock-based compensation plans been determined in a manner consistent with the fair value approach described in SFAS No. 123, the Company's net loss and pro forma net loss per share as reported would have been reduced to the pro forma amounts indicated below:.

                                                                YEAR ENDED
                                                               DECEMBER 31,
                                                              ----------------
                                                               1996     1995
                                                              -------  -------
        Net loss:
         As reported......................................... $(2,881) $(2,546)
         Pro forma........................................... $(2,965)  (2,558)
        Pro forma net loss per share:
         As reported......................................... $ (0.48) $ (0.45)
         Pro forma........................................... $ (0.50) $ (0.45)

  Pro forma net loss reflects only options granted in 1996 and 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not in the pro forma net loss amounts presented above because compensation cost is reflected over the period equivalent to options' vesting period of 4 years and compensation cost for options granted prior to January 1, 1995 is not considered.

  The fair value of each option is estimated on the date of grant using the fair value method with the following weighted-average assumptions: volatility of 60%, no dividends, an expected life of three years, and risk-free interest rates of 6.63% for the year ended December 31, 1995 and 5.71% for the year ended December 31, 1996.

                    APPLIED IMAGING CORP. AND SUBSIDIARIES

  A summary of the status of the Company's stock option activity for the year ended December 31, 1996, 1995 and 1994, is as follows:

                                                              WEIGHTED- WEIGHTED
                                                               AVERAGE  AVERAGE
                                                              EXERCISE    FAIR
                   FIXED OPTIONS                     SHARES     PRICE    VALUE
                   -------------                     -------  --------- --------
Outstanding at December 31, 1993.................... 330,550    $1.40
Granted............................................. 100,000     3.00
Canceled............................................  (8,063)    1.89
Exercised........................................... (25,937)    0.38
                                                     -------
Outstanding at December 31, 1994.................... 396,550     1.86
Granted--Exercise price equals fair value...........  58,500     1.98     0.95
Granted--Exercise price less than fair value........   8,000     1.98     7.53
Canceled............................................ (12,525)    2.27
Exercised........................................... (94,275)    0.47
                                                     -------
Outstanding at December 31, 1995.................... 356,250     2.24
Granted--Exercise price equals fair value........... 238,750     2.66     7.38
Granted--Exercise prices less than fair value.......  53,750     2.66     2.90
Canceled............................................ (78,250)    2.80
Exercised........................................... (89,250)    1.80
                                                     -------
Outstanding at December 31, 1996.................... 481,250    $2.48
                                                     =======

  The weighted-average fair value of options granted was $6.59 and $1.74 in 1996 and 1995, respectively.

  The following table summarizes information about fixed stock options outstanding as of December 31, 1996:

                                                                  OPTIONS
                              OPTION OUTSTANDING                EXERCISABLE
                      -------------------------------------  -------------------
                                     WEIGHTED
                                      AVERAGE     WEIGHTED             WEIGHTED
     RANGE OF                        REMAINING    AVERAGE              AVERAGE
     EXERCISE           NUMBER      CONTRACTUAL   EXERCISE             EXERCISE
      PRICES          OUTSTANDING      LIFE        PRICE     NUMBER     PRICE
-------------------   -----------   -----------   --------   -------   --------
$1.80                   357,250     8.45 years     $1.80      93,813    $ 1.80
From $2.80 to $3.00     70,250      7.04 years      2.91      42,688      2.89
From $6.30 to $7.00     53,750      8.40 years      6.48         313      7.00
                        -------     ----------     -----     -------    ------
                        481,250     8.27 years     $2.48     136,813    $ 2.15

  There were 136,813, 143,668, and 186,938 options exercisable as of December 31, 1996, 1995 and 1994.

  On June 19, 1996, the Board adopted, effective upon the closing of the IPO, the Company's Employee Stock Purchase Plan (the Plan) whereby eligible employees may purchase common stock through payroll deductions of up to 10% of compensation, at a per share price of 85% of the fair market value of the Company's common stock on the enrollment date or the exercise date six months later, whichever is lower. As of December 31, 1996 there were 200,000 shares reserved for issuance under the Plan.

(7) INCOME TAXES

  The Company has not recorded an income tax benefit in 1996, 1995, and 1994 due to the recording of a valuation allowance as an offset to net deferred tax assets. A valuation allowance is provided due to uncertainties relating to the realization of deferred tax assets.

                    APPLIED IMAGING CORP. AND SUBSIDIARIES

  The tax effects of temporary differences that give rise to significant portions of deferred tax assets are presented below:

                                                      DECEMBER 31,
                                            --------------------------------
                                               1996       1995       1994
                                            ---------- ---------- ----------
Deferred tax assets:
Accounts receivable, principally due to
 the allowance for doubtful accounts......    $ 43,000   $ 24,000   $ 45,000
Inventories, principally due to the
 allowance for obsolete inventory, and
 additional costs inventoried for tax
 purposes.................................     131,000     96,000    134,000
Tangible and intangible assets,
 principally due to differences in
 depreciation and amortization                     --      45,000    149,000
Revenue deferred for financial statement
 purposes, not for tax reporting purposes.     220,000    241,000    184,000
Deferred compensation not currently
 deductible                                    101,000        --         --
Accrued expenses, not currently
 deductible...............................      90,000     75,000     70,000
Net operating loss carryforwards..........   4,055,000  3,081,000  2,170,000
Business credit carryforwards.............     386,000    282,000    130,000
                                            ---------- ---------- ----------
                                             5,026,000  3,844,000  2,882,000
Less valuation allowance..................   5,026,000  3,844,000  2,882,000
                                            ---------- ---------- ---------- ---
Net deferred tax assets...................  $      --  $      --  $      --
                                            ========== ========== ========== ===

  As of December 31, 1996, the Company had net operating loss carryforwards for U.S. federal, U.K., and California state tax return purposes of approximately $10,100,000, $1,200,000, and $2,800,000, respectively. The federal and California net operating loss carryforwards expire in the years 2012 and 2000, respectively. The Company's U.K. net operating loss carryforward is available indefinitely to offset its U.K. trading profits arising from distribution operations. The difference between the tax loss carryforwards and the accumulated deficit primarily relates to timing differences in the recognition of deferred revenue, accrued compensation, and certain reserves.

  The Internal Revenue Code of 1986 and the California Conformity Act of 1987 substantially restrict the ability of a corporation to utilize existing net operating losses and credits in the event of an "ownership change". The several issuances of preferred stock and the initial public offering have resulted in multiple ownership changes since inception of the Company. Approximately $9,800,000 of the federal net operating loss carryforward will be subject to an annual limitation in the aggregate of $800,000. Any unused annual limitation can be carried over and added to the succeeding year's annual limitation within the allowable carryforward period.

(8) COMMITMENTS

  The Company has various noncancelable operating leases for equipment, vehicles, and facilities expiring through 2005. The facilities' leases generally contain renewal options for periods ranging from two to three years and require the Company to pay all executory costs such as maintenance, property taxes, and insurance. Rent expense under operating leases aggregated $264,000, $326,000, and $287,000 during 1996 1995, and 1994, respectively. The
Company's primary lease commitments are for its facilities in the United Kingdom, which aggregate approximately (Pounds)100,000 per year through 2001, with a three-year renewal option held by the Company, and for its facilities in the United States, which aggregate approximately $86,000, $44,000, and $22,000 for 1997, 1998, and 1999, respectively.

                    APPLIED IMAGING CORP. AND SUBSIDIARIES

(9) OTHER INCOME

  The components of other income are as follows:

                                                         DECEMBER 31,
                                                  -----------------------------
                                                    1996       1995      1994
                                                  ---------  --------  --------
 Interest income................................. $ 208,000  $143,000  $ 99,000
 Interest expense................................   (86,000) (110,000)  (87,000)
 Gain/(loss) on foreign exchange.................  (112,000)   34,000    32,000
 Miscellaneous income............................     4,000     4,000     8,000
                                                  ---------  --------  --------
                                                  $  14,000  $ 71,000  $ 52,000
                                                  =========  ========  ========

(10) FOREIGN OPERATIONS

  The Company markets its products worldwide from its operations in the United States and the United Kingdom and performs research and development in the United States and Israel. Sales from the United States are primarily to customers within the United States. Revenues in the United Kingdom resulted from drop shipments of product from the United States directly to customers. Selected financial data by primary geographic area for the years ended December 31, 1996, 1995, and 1994 follow. Operating losses incurred by Israel are offset by funding received in connection with the grant discussed at Footnote 11.

                                                       DECEMBER 31,
                                            -----------------------------------
                                               1996         1995        1994
                                            -----------  ----------- ----------
Sales to unaffiliated customers:
United States.............................. $ 4,797,000  $ 4,254,000 $3,639,000
 United Kingdom............................   7,125,000    6,544,000  5,932,000
                                            -----------  ----------- ----------
  Total                                     $11,922,000  $10,798,000 $9,571,000
                                            ===========  =========== ==========
Operating loss:
 United States............................. $ 2,794,000  $ 2,548,000 $2,069,000
 United Kingdom............................      31,000       69,000    953,000
 Israel....................................      70,000          --         --
                                            -----------  ----------- ----------
  Total                                     $ 2,895,000  $ 2,617,000 $3,022,000
                                            ===========  =========== ==========
                                                       DECEMBER 31,
                                            -----------------------------------
                                               1996         1995        1994
                                            -----------  ----------- ----------
Total assets:
 United States............................. $13,032,000  $ 6,473,000 $3,977,000
 United Kingdom............................   3,046,000    2,755,000  3,464,000
 Israel....................................     395,000      145,000        --
                                            -----------  ----------- ----------
  Total.................................... $16,473,000  $ 9,373,000 $7,441,000
                                            ===========  =========== ==========
Net assets:
 United States............................. $11,393,000  $ 4,183,000 $1,321,000
 United Kingdom............................     736,000      491,000  1,490,000
 Israel....................................    (124,000)      40,000        --
                                            -----------  ----------- ----------
  Total.................................... $12,005,000  $ 4,714,000 $2,811,000
                                            ===========  =========== ==========

  Substantially all of the U.K. sales are denominated in British pounds. The Company generally does not enter into any arrangements to hedge the effect of foreign currency changes on its foreign currency denominated assets and liabilities.

                    APPLIED IMAGING CORP. AND SUBSIDIARIES

(11) RESEARCH AND DEVELOPMENT ARRANGEMENT

  During 1995, the Company was awarded a grant by the Israel-United States Binational Industrial Research and Development (BIRD) Foundation. With the funding received from the grant, the Company began research operations in its Israel subsidiary relating to its fetal cell program. All funds received by the Company in advance of performing the related research and development are recorded as a deferred credit in the accompanying consolidated balance sheet and, as expenses are incurred, the deferred credit is depleted. Over the life of the grant, the Company will receive up to $543,000 in matching funds. These funds, as well as any accrued interest, will be required to be paid back to the BIRD Foundation if future revenues are realized from the related research and development activities, at the rate of 2 1/2 % of such future revenues generated in the first year such revenues occur, and 5% of revenues in succeeding years, over a six-year period, up to a maximum of 150% of the funds received. To date, the Company has received $362,000 in funding and has recorded a receivable in the amount of $181,000 relating to the final installments of the grant. The Company has recognized credits to its expenses of approximately $361,000 during 1996 and $97,000 during 1995.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

  Certain information required by Part III is omitted from this Report on Form 10-K in that the Registrant will file a definitive proxy statement within 120 days after the end of its fiscal year pursuant to Regulation 14A with respect to the 1997 Annual Meeting of Stockholders (the "Proxy Statement") and certain information included therein is incorporated herein by reference.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Certain of the information required by this item relating to directors is incorporated by reference to the information under the caption "Proposal No. 1 -- Election of Directors" in the Proxy Statement.

  The executive officers of the Registrant, who are elected by the board of directors, are as follows:

NAME                     AGE POSITION
----                     --- --------
Abraham I. Coriat (1)...  48 Chief Executive Officer and Chairman of the Board of Directors
Michael W. Burgett,
 Ph.D...................  51 President, Genetic Diagnostics Division
Leslie G. Grant, Ph.D...  44 President and Chief Operating Officer, Cytogenetics Division
Neil E. Woodruff........  50 Chief Financial Officer and Secretary

  Abraham I. Coriat the founder of the Company, has been with the Company since 1986. He is Chief Executive Officer and Chairman of the Board. From 1981 to 1986, he served as Business Area Manager and Engineering Manager for International Imaging Systems in their medical and industrial imaging divisions. Mr. Coriat has 23 years of experience in the imaging and medical industry, including various senior engineering positions in England, Belgium and Italy. He holds an Electrical Engineering degree from INSA (Institut National de Sciences Appliquees), France.

  Michael W. Burgett Ph.D., joined the Company as President of the Genetic Diagnostics Division in February 1996. Dr. Burgett has 23 years of experience in the medical diagnostics industry, including 14 years in senior management positions. From 1987 to 1996, Dr. Burgett held various general management, operations and product development positions with Ortho Diagnostic System Inc., a Johnson & Johnson Company, most recently acting as Vice President and General Manager of their blood bank business. Prior to that, Dr. Burgett held various research and development and program management positions with SmithKline Beckman, Inc., International Diagnostics Technology, Inc., and BioRad Laboratories, Inc. Dr. Burgett holds a B.A. and an M.A. in Biology from San Francisco State University and a Ph.D. in Chemistry from the University of Texas at Austin.

  Leslie G. Grant Ph.D., has been President and Chief Operating Officer of the Company's Cytogenetics Division since February 1992. He joined the Company in October 1991 as Managing Director of Applied Imaging International Ltd. From 1980 to 1991, Dr. Grant held various general management and senior engineering positions with GEC-Marconi. Dr. Grant has 20 years experience in the instrumentation and medical industry, including 11 years in senior management positions. Dr. Grant holds a B.S. in Mathematics and a Ph.D. in Mathematics and Electronic Engineering from the University of Hull, United Kingdom.

  Neil E. Woodruff has served as Chief Financial Officer of the Company since April 1990 and Secretary since 1993. Mr. Woodruff has 25 years experience in finance and the high technology industry. From 1983 to 1990, Mr. Woodruff held various financial and general management positions with General Signal Corp. Prior to that, Mr. Woodruff held various finance posts with Epitaxy, Inc., National Semiconductor and General Instrument Corp. Mr. Woodruff holds a B.S. in Finance from the University of Santa Clara.

ITEM 11. EXECUTIVE COMPENSATION

  The information required by this item is incorporated by reference to the information under the caption "Executive Compensation" in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by this item is incorporated by reference to the information under the caption "Record Date and Stock Ownership" in the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by this item is incorporated by reference to the information under the caption "Certain Transactions" in the Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)1. FINANCIAL STATEMENTS

    The following Financial Statements of Applied Imaging Corp. and Report of KPMG Peat Marwick LLP, have been provided as Item 8, above:

    Report of KPMG Peat Marwick LLP, Certified Public Accountants

    Consolidated Balance Sheets, 1996 and 1995

    Consolidated Statements of Operations, Years Ended December 31, 1996, 1995 and 1994

    Consolidated Statements of Stockholders' Equity, Years Ended December 31, 1996, 1995 and 1994

    Consolidated Statements of Cash Flows, Years Ended December 31, 1996, 1995 and 1994

    Notes to Consolidated Financial Statements

  2. FINANCIAL STATEMENT SCHEDULES

    The financial statement schedule entitled "Valuation and Qualifying Accounts" is included at page 50 of this Form 10-K.

    All other schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or the notes thereto.

  3. EXHIBITS

    Refer to (c) below.

(B) REPORTS ON FORM 8-K

  The Company was not required to and did not file any reports on Form 8-K during the three months ended March 31, 1997.

(C) EXHIBITS

  EXHIBIT
    NO.                                 DESCRIPTION
  -------                               -----------
  3.1(1)    Certificate of Incorporation of the Registrant.
  3.2(1)    Form of Restated Certificate of Incorporation, to be filed after the closing of the offering made under this Registration Statement.
  3.3(1)    Bylaws of the Registrant.
  4.1(1)    Specimen Common Stock Certificate.
 10.1(1)    Form of Indemnification Agreement for directors and officers.
 10.2(1)    Amended and Restated 1988 Incentive Stock Option Plan and form of agreement thereunder.
 10.3(1)    1994 Director Option Plan and form of subsequent agreement thereunder.
 10.4(1)    Employee Stock Purchase Plan.
 10.5(1)    Amended and Restated Registration Rights Agreements.
 10.6(1)    License Agreement dated December 1, 1993 between the Registrant and
            Chronomed, Inc.
 10.7(1)    Assignment dated December 1, 1993 by and between the Registrant and
            Alex Saunders, M.D.
 10.8(1)    Lease dated February 15, 1994 for the Registrant's headquarters in
            Santa Clara, CA.
 10.9(a)(1) Lease for Site No. BT. 2003/1A, Hylton Park, Sunderland, England,
            between English Industrial Estates Corporation and Applied Imaging
            International Ltd., dated June 12, 1992.
 10.9(b)(1) Lease for Site No. BT.2003/3A, Hylton Park, Sunderland, England,
            between English Industrial Estates Corporation and Applied Imaging
            International Ltd., dated June 12, 1992.

  EXHIBIT
    NO.                                 DESCRIPTION
  -------                               -----------
 10.9(c)(1) Underlease for Site No. BT.2003/1A between Applied Imaging
            International Ltd. and RTC North Limited, dated February 14, 1996.
 10.9(d)(1) Supplement to Underlease for Site No. BT.2003/1A between Applied
            Imaging International Ltd. and RTC North Limited, dated February
            14, 1996.
 10.10(1)   Lease Agreement dated October 31, 1995 between Asaf Harofe Hospital and Applied Imaging Ltd. for Registrant's Israeli entity in Tzipin,
            Israel.
 10.11(1)   Employment Letter Agreement dated August 12, 1991 between the
            Registrant and Leslie G. Grant.
 10.12(1)   Amendment to Employment Letter Agreement between the Registrant and
            Leslie G. Grant, dated February 12, 1996.
 10.13(1)   Employment Letter Agreement dated January 12, 1996 between the
            Registrant and Michael W. Burgett, Ph.D., and supplement thereto, dated January 20, 1996.
 10.14(1)   Know-How License Agreement dated November 1989 between Medical
            Research Council and Shandon Scientific Limited (assigned to the
            Registrant in November 1989), as amended, July 5, 1994.
 10.15(1)   Cooperative Research and Development Agreement, dated June 10, 1995 between Registrant and the National Institute of Health.
 10.16(1)   Supply & Distribution Agreement dated March 3, 1994 between
            Cytocell Ltd. and Registrant.
 10.17(1)   Research Purchase Agreement dated March 26, 1996 between Pharmacia
            Biotech AB and Registrant.
 10.18(1)   Development Agreement dated February 5, 1996 between Em Industries and Registrant.
 10.19(1)   Cooperation and Project Funding Agreement dated July 16, 1995 between the Israel-United Stated Binational Industrial Research and
            Development Foundation, the Registrant and Applied Imaging Ltd.
 10.20(1)   Security and Loan Agreement datetd September 5, 1995 between
            Registrant and Imperial Bank.
 10.21(1)   Extension to Security and Loan Agreement dated September 16, 1996 between Registrant and Imperial.
 10.22(1)   Agreement dated October 3, 1996 between Mitchell S. Golbus and the
            Registrant.
 11.1       Calculation of pro forma net loss per common share.
 21.1(1)    List of Subsidiaries of the Registrant.
 24.1       Power of Attorney (included at page 48 below).
 27.1       Financial Data Schedule.

--------
(1) Filed as an Exhibit to the Company's Registration Statement on Form S-1 (File No. 333-06703) and incorporated herein by reference.

                                  SIGNATURES

  Pursuant to the requirements of the Securities Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Applied Imaging Corp.


                                          By       /s/ Abraham I. Coriat
                                            ----------------------------------
                                                       ABRAHAM I. CORIAT
                                                   CHIEF EXECUTIVE OFFICER

                               POWER OF ATTORNEY

  KNOW ALL MEN AND WOMEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Abraham I. Coriat his or her attorneys-in-fact, with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue thereof.

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

             SIGNATURES                        TITLE                 DATE
             ----------                        -----                 ----

        /s/ Abraham I. Coriat          Chief Executive          March 24, 1997
-------------------------------------   Officer and
         (ABRAHAM I. CORIAT)            Director (Principal
                                        Executive Officer)

        /s/ Neil E. Woodruff           Chief Financial          March 24, 1997
-------------------------------------   Officer (Principal
         (NEIL E. WOODRUFF)             Financial and
                                        Accounting Officer)


     /s/ John F. Blakemore, Jr.        Director                 March 24, 1997
-------------------------------------
      (JOHN F. BLAKEMORE, JR.)


        /s/ Michael S. Elias           Director                 March 24, 1997
-------------------------------------
         (MICHAEL S. ELIAS)


       /s/ Gilbert J.R. McCabe         Director                 March 24, 1997
-------------------------------------
        (GILBERT J.R. MCCABE)

             SIGNATURES                         TITLE                DATE
             ----------                         -----                ----

                                        Director
-------------------------------------
        (THOMAS C. MCCONNELL)


         /s/ Andre F. Marion            Director                March 24, 1997
-------------------------------------
          (ANDRE F. MARION)


                                        Director
-------------------------------------
         (ROBERT C. MILLER)


          /s/ G. Kirk Raab              Director                March 24, 1997
-------------------------------------
           (G. KIRK RAAB)

                             APPLIED IMAGING CORP.

--------------------------------------------------------------------------------

                 SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                             BALANCE AT  CHARGED TO             BALANCE AT
                            BEGINNING OF COSTS AND  DEDUCTIONS/   END OF
                                YEAR      EXPENSES  RECOVERIES     YEAR
                            ------------ ---------- ----------- ----------
   ALLOWANCE FOR DOUBTFUL
    ACCOUNTS
   Year ended December 31,
    1996                        $166        $76         $14        $228
   Year ended December 31,
    1995                        $122        $93         $49        $166
   Year ended December 31,
    1994                        $ 95        $66         $39        $122

                                 EXHIBIT INDEX

 EXHIBIT
   NO.                              DESCRIPTION
 -------                            -----------
 11.1    Statement Re: Computation of Pro Forma Net Loss per Common Share
 24.1    Power of Attorney, included at page 48, above.
 27.1    Financial Data Schedule.