Form 10-Q
period 1997-03-31
APPLIED IMAGING CORP
filed 1997-05-13
CIK 816066

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON,  D.C.  20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997.


                                      OR


[ ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________. TO ______________.


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

                                (408) 562-0250
             (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---      ---

As of March 31, 1997, 6,824,835 shares of the Registrant's Common Stock were outstanding.

                                    APPLIED
                                 IMAGING CORP.

                                     INDEX

                                                                                                   Page
                                                                                                   ----
                        PART I.  FINANCIAL INFORMATION
                        ------------------------------
Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets
                  March 31, 1997 and December 31, 1996............................................  3

                  Condensed Consolidated Statements of Operations
                  Three months ended March 31, 1997 and 1996......................................  4

                  Condensed Consolidated Statements of Cash Flows
                  Three months ended March 31, 1997 and 1996......................................  5

                  Notes to Interim Condensed Consolidated Financial Statements....................  6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations............................................  7


                          PART II.  OTHER INFORMATION
                          ---------------------------

Item 6.  Exhibits and Reports on Form 8-K.........................................................   9

         Signatures...............................................................................   10

PART I - FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements

                    APPLIED IMAGING CORP. AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets
                       (In thousands, except share data)

                                                                         March 31,               December 31,
                                                                           1997                      1996
                                                                      ---------------           ---------------
                                                                        (Unaudited)
ASSETS
Current assets:
      Cash and cash equivalents                                        $       7,945             $      12,318
      Securities available for sale                                            2,057                       -
      Trade accounts receivable, net                                           2,805                     1,454
      Inventories                                                                936                       831
      Prepaid expenses and other assets                                          296                       336
                                                                      ---------------           ---------------
            Total current assets                                              14,039                    14,939
Property and equipment, net                                                    1,256                     1,234
Other assets, net                                                                299                       300
                                                                      ---------------           ---------------
            Total assets                                               $      15,594             $      16,473
                                                                      ===============           ===============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Current portion of bank debt                                     $          31             $          33
      Accounts payable                                                         1,678                     1,679
      Accrued expenses                                                         1,287                     1,304
      Deferred revenue                                                         1,223                     1,223
                                                                      ---------------           ---------------
            Total current liabilities                                          4,219                     4,239
      Long-term liabilities                                                      215                       229
                                                                      ---------------           ---------------
            Total liabilities                                                  4,434                     4,468



Stockholders' equity:
      Preferred stock                                                            -                         -
      Common stock                                                                 7                         7
      Additional paid-in capital                                              25,571                    25,569
      Accumulated deficit                                                    (12,965)                  (12,021)
      Deferred compensation                                                   (1,086)                   (1,183)
      Cumulative translation adjustment                                         (367)                     (367)
                                                                      ---------------           ---------------
            Total stockholders' equity                                        11,160                    12,005
                                                                      ---------------           ---------------

            Total liabilities and stockholders' equity                 $      15,594             $      16,473
                                                                      ===============           ===============


    See accompanying notes to condensed consolidated financial statements.

                    APPLIED IMAGING CORP. AND SUBSIDIARIES
                Condensed Consolidated Statements of Operations
               (Unaudited, in thousands, except per share data)

                                                       Three months ended
                                                           March 31,
                                                --------------------------------
                                                      1997             1996
                                                --------------    --------------
Revenues                                          $     3,722       $     2,957
Cost of revenues                                        1,643             1,556
                                                --------------    --------------

            Gross profit                                2,079             1,401
                                                --------------    --------------

Operating expenses:
            Research and development                    1,584               897
            Sales and marketing                           832               725
            General and administrative                    688               460
                                                --------------    --------------

                      Total operating expenses          3,104             2,082
                                                --------------    --------------

                      Operating loss                   (1,025)             (681)

Other income/(expenses), net                               81                21
                                                --------------    --------------

            Net loss                                     (944)             (660)
                                                ==============    ==============


Net loss per share                              $       (0.14)
                                                ==============
Pro forma net loss per share                                         $    (0.12)
                                                                  ==============

Weighted average shares outstanding                     6,825             5,681
                                                ==============    ==============

    See accompanying notes to condensed consolidated financial statements.

                    APPLIED IMAGING CORP. AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flows
                                (In thousands)

                                                                                            Unaudited
                                                                                   Three months ended March  31,
                                                                           --------------------------------------------
                                                                                 1997                      1996
                                                                           ------------------        ------------------
Cash flows from operating activities:
        Net Loss                                                            $           (944)      $              (660)
        Adjustments to reconcile net loss to
        net cash provided (used) by operating activities:
             Depreciation & Amortization                                                 134                       187
             Compensation expense on stock options                                        96                         -
             Unrealized gain or (loss)                                                     8                         7
             Other                                                                         -                         -
             Changes in operating assets and liabilities:
                 Accounts receivable, net                                             (1,350)                     (342)
                 Inventories                                                            (104)                      (47)
                 Prepaid expenses and other assets                                        39                      (141)
                 Accounts payable                                                         (1)                      272
                 Accrued expenses                                                        (17)                     (241)
                 Unearned revenue                                                          -                      (207)
                                                                           ------------------        ------------------

             Net cash provided/(used) by operating activities:                        (2,139)                   (1,172)
                                                                           ------------------        ------------------

Cash flows from investing activities:
        Purchases of property and equipment                                             (156)                     (112)
        Purchase of marketable securities                                             (2,057)                        -
        Sales of marketable securities                                                     -                       968
        Other assets                                                                       1                        15
                                                                           ------------------        ------------------

             Net cash provided/(used) by investing activities:                        (2,212)                      871
                                                                           ------------------        ------------------

Cash flows from financing activities:
        Bank loan proceeds/(payments), net                                               (24)                      (32)
        Proceeds from stock option exercises                                               2                        37
                                                                           ------------------        ------------------

             Net cash provided/(used) by financing activities:                           (22)                        5
                                                                           ------------------        ------------------

Net decrease in cash and cash equivalents                                             (4,373)                     (296)
Cash and cash equivalents at beginning of period                                      12,318                     2,159
                                                                           ------------------        ------------------

Cash and cash equivalents at end of period                                  $          7,945        $            1,863
                                                                           ==================        ==================

Supplemental disclosure of cash flow information:
             Interest paid during period                                    $              7        $               19
                                                                           ==================        ==================

    See accompanying notes to condensed consolidated financial statements.

                    APPLIED IMAGING CORP. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE 1 - Basis of Presentation
------------------------------

         The accompanying condensed consolidated financial statements include the accounts of Applied Imaging Corp. and subsidiaries (the "Company") for the three months ended March 31, 1997 and 1996. These financial statements are unaudited and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the Company's financial position, operating results and cash flows for those interim periods presented. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of results to be expected for the fiscal year ending December 31, 1997. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, for the year ended December 31, 1996.


NOTE 2 - Inventories ($000's)
-----------------------------

Balances as of                          March 31, 1997       December 31, 1996
                                      ----------------     -------------------
Raw materials                                    $ 754                   $ 759
Work in process                                    130                      46
Finished goods                                      52                      26
                                      ----------------     -------------------
Total                                            $ 936                   $ 831
                                      ================     ===================

NOTE 3 - New Accounting Pronouncement
-------------------------------------

         The financial Accounting Standard Board recently issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share." SFAS No. 128 requires the presentation of basic earnings per share ("EPS") and, for companies with complex capital structures (or potentially dilutive securities, such as convertible debt, options and warrants), diluted EPS. SFAS No. 128 is effective for an annual and interim periods ending after December 31, 1997. The Company does not expect that basic EPS will differ from primary earnings per share.

NOTE 4- Pro Forma Net Loss per Share
------------------------------------

          Pro forma net loss per share amounts are based on the weighted average number of common shares outstanding during the period ended March 31, 1996. As net losses have been reported during this period, common stock equivalents arising from outstanding stock options are excluded in that they are anti-dilutive. For purposes of computing pro forma net loss per share. all preferred stock outstanding and common stock equivalents issued within twelve months of the initial registration filing have been assumed to be converted into common stock. This recapitalization has been retroactively reflected in all periods for which pro forma net loss per share has been presented. (See Exhibit 11.01)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion should be read in conjunction with the attached condensed consolidated financial statements and notes thereto, and with the Company's audited financial statements and notes thereto for the fiscal year ended December 31, 1996.

         The information set forth below contains forward-looking statements, and the Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under "Item one" in the Company's December 31, 1996 10K.


Results of Operations

Revenues. The Company's revenues are derived primarily from the sale of products and software maintenance and instrument service contracts. Revenues for the quarter ended March 31, 1997 were $3.7 million compared to $3.0 million for the quarter ended March 31, 1996. The 26% increase over the prior year quarter is primarily attributable to increased sales of the company's cytogenetic instrumentation products.

Cost of revenues. Cost of revenues includes direct material and labor costs, manufacturing overhead, installation costs, warranty related expenses and post-warranty service and application support expenses. Costs of revenues, as a percentage of total revenues, for the quarter ended March 31, 1997 were 44% compared to 53% for the corresponding prior year period, primarily due to lower service costs. In addition, the prior period included an inventory provision relating to a component upgrade.

Research and development expenses. Research and development expenses consist of research and development relating to new products as well as software development costs to upgrade existing products. Research and development expenses for the quarter ended March 31, 1997 were $1,584,000 compared to $897,000 in the corresponding prior year period. The increases over the corresponding prior year first quarter is primarily due to increased expenditures for the development of the Company's prenatal screening products. Such expenses increased as a percentage of revenues to 43% for the quarter ended March 31, 1997, from 30% in the corresponding prior year period.

Sales and marketing expenses. Sales and marketing expenses consist primarily of salaries, commissions and related travel expenses of the Company's direct sales force, as well as commissions paid to independent sales agents. Sales and marketing expenses for the quarter ended March 31, 1997 were $832,000 compared to $725,000 in the corresponding prior year period. This increase in selling expenses is attributable to relative increases in sales volume. As a percentage of revenues, sales and marketing expenses decreased to 22% in the first quarter of 1997, from 25% in the corresponding prior year period.

General and administrative expenses. General and administrative expenses consist primarily of payroll costs associated with the Company's management and administrative personnel, travel expenses, and legal and accounting fees. General and administrative expenses increased to $688,000 for the quarter ended March 31, 1997 from $460,000 in the prior year period. The $228,000 increase over the prior period quarter is primarily due to increases in the Company's infrastructure to support the continued growth and public company reporting and compliance requirements.

Factors That May Affect Future Results

         The Company's quarterly operating results may vary significantly depending on certain factors, including the effect of announcements of new products, delays in the introduction or shipment of new products, increased competition, adverse changes in the economic conditions in any of the several countries in which the Company does business, a slower growth rate in the Company's target markets, order deferrals in anticipation of new product releases, lack of market acceptance of new products, the uncertainty of FDA or other domestic and international regulatory clearances or approvals, and the factors set forth in the Company's annual report on form 10-K for the fiscal year ended December 31, 1996.

         Due to the factors noted above, as well as the relatively small size of the Company's initial public offering completed in November 1996, the Company's future earnings and stock price may be subject to significant volatility, particularly on a quarterly basis. Any shortfall in revenues or earnings from levels expected by security analysts could have an immediate and significant adverse effect on the trading price of the Company's common stock.


Liquidity and Capital Resources

         At March 31, 1997, the Company had cash, cash equivalents and securities available for sale of $10.0 million, compared to $12.3 million at December 31, 1996. The reduction in these amounts of approximately $2.3 million during the three months ended March 31, 1997 was primarily attributable to the use of $2.1 million for operating requirements and $0.2 million for capital expenditures.

         The Company expects negative cash flow from operations to continue into at least 1999, as it continues the development of its fetal cell screening technology, conducts clinical trials required for FDA clearance of the DNA probe portion of that technology, expands its marketing, sales and customer support capabilities and adds administrative infrastructure. The Company currently estimates that its existing capital resources will enable it to sustain operations until approximately the end of 1998. There can be no assurance, however, that the Company will not be required to seek capital at an earlier date. The timing and amount of spending of such capital resources cannot be accurately determined at this time and will depend on several factors, including, but not limited to, the progress of its research and development efforts and clinical investigations, the timing of regulatory approvals or clearances, competing technological and market developments, commercialization of products currently under development, and market acceptance and demand for the Company's products. In addition, as opportunities arise, proceeds may also be used to acquire businesses, technologies or products that complement the business of the Company, although the Company is not currently in negotiations regarding any such acquisitions. The Company may seek to obtain additional funds through equity or debt financing, collaborative or other arrangements with other companies and from other sources. After December 1998, the Company will likely need to raise additional funds through public or private financings. No assurance can be given that additional financing will be available when needed or on terms acceptable to the Company. If adequate funds are not available, the Company could be required to delay development or commercialization of certain of its products, to license to third parties the rights to commercialize certain products or technologies that the Company would otherwise seek to commercialize itself, or to reduce the marketing, customer support or other resources devoted to certain of its products.

PART II  -  OTHER INFORMATION
-----------------------------

Item 6:  Exhibits and Reports on Form 8-K

        (a) There were no reports on Form 8-K during the quarter ended March 31, 1997.

        (b) (1) Exhibit 11.01 - Computation of Pro Forma Net Loss Per Share

            (2) Exhibit 27 - Financial Data Schedule

                             APPLIED IMAGING CORP.


                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                APPLIED IMAGING CORP.
                                                    (Registrant)




Date:  May 12, 1997                   By:     /s/ Abraham I. Coriat
                                          ---------------------------------
                                                  Abraham I. Coriat
                                                  Chief Executive Officer