Form 10-Q
period 1997-06-30
APPLIED IMAGING CORP
filed 1997-08-12
CIK 816066

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON,  D.C.  20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997.


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


As of June 30, 1997, 7,634,219 shares of the Registrant's Common Stock were outstanding.

                             APPLIED IMAGING CORP.

                                     INDEX




                         PART I.  FINANCIAL INFORMATION
                         ------------------------------

                                                                                      PAGE
                                                                                      ----

Item 1.  Financial Statements

          Condensed Consolidated Balance Sheets
          June 30, 1997 and December 31, 1996.......................................    3

          Condensed Consolidated Statements of Operations
          Three and six months ended June 30, 1997 and 1996.........................    4

          Condensed Consolidated Statements of Cash Flows
          Six months ended June 30, 1997 and 1996...................................    5

          Notes to Interim Condensed Consolidated Financial Statements..............    6-7

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations..............................    8-10

                          PART II.  OTHER INFORMATION
                          ---------------------------


Item 6.  Exhibits and Reports on Form 8-K...........................................    11

         Signatures.................................................................    12

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                    APPLIED IMAGING CORP. AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets
                       (In thousands, except share data)

                                                                           June 30,     December 31,
                                                                             1997           1996
                                                                           ----------   -----------
                                                                         (Unaudited)
ASSETS


Current assets:
        Cash and cash equivalents                                            $  6,954      $ 12,318
        Short-term investments                                                  4,785             -
        Trade accounts receivable, net                                          2,898         1,454
        Inventories                                                             1,079           831
        Prepaid expenses and other assets                                         533           336
                                                                             --------      --------
                Total current assets                                           16,249        14,939
Property and equipment, net                                                     1,682         1,234
Other assets, net                                                                 280           300

                Total assets                                                 $ 18,211      $ 16,473
                                                                             ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
        Current portion of bank debt                                          $    66       $    33
        Accounts payable                                                        1,447         1,679
        Accrued expenses                                                        1,742         1,304
        Deferred revenue                                                        1,302         1,223
                                                                             --------      --------
                Total current liabilities                                       4,557         4,239
        Long-term obligations                                                     309           229
                                                                             --------      --------
                Total liabilities                                               4,866         4,468



Stockholders' equity:
        Preferred stock                                                             -             -
        Common stock                                                                8             7
        Additional paid-in capital                                             29,552        25,569
        Accumulated deficit                                                   (14,857)      (12,021)
        Deferred stock compensation                                              (991)       (1,183)
        Cumulative translation adjustment                                        (367)         (367)
                                                                             --------      --------
                Total stockholders' equity                                     13,345        12,005
                                                                             --------      --------
                Total liabilities and stockholders' equity                    $18,211      $ 16,473
                                                                             ========      ========


    See accompanying notes to condensed consolidated financial statements.

                    APPLIED IMAGING CORP. AND SUBSIDIARIES
                Condensed Consolidated Statements of Operations
               (Unaudited, in thousands, except per share data)



                                           Three months ended               Six months ended
                                                June 30,                       June 30,
                                         -----------------------        -------------------------
                                           1997          1996              1997            1996
                                         -----------------------        -------------------------

Revenues                                 $  3,169        $ 3,038         $  6,891         $  5,995
Cost of revenues                            1,508          1,566            3,151            3,122
                                         --------        -------         --------         --------
         Gross profit                       1,661          1,472            3,740            2,873

Operating expenses:
         Research and development           1,668            801            3,252            1,698
         Sales and marketing                  874            751            1,706            1,476
         General and administrative         1,098            489            1,786              949
                                         --------        -------         --------         --------
             Total operating expenses       3,640          2,041            6,744            4,123
                                         --------        -------         --------         --------
             Operating loss                (1,979)          (569)          (3,004)          (1,250)
Other income/(expenses), net                   87             (6)             168               15
                                         --------        -------         --------         --------
         Net loss                        $ (1,892)       $  (575)        $ (2,836)        $ (1,235)
                                         ========        =======         ========         ========

Net loss per share                       $  (0.26)                       $  (0.41)
                                         ========                        ========
Pro forma net loss per share                             $ (0.10)                         $  (0.22)
                                                         =======                          ========
Weighted average shares outstanding         7,164          5,692            6,995            5,687
                                         ========        =======         ========         ========

    See accompanying notes to condensed consolidated financial statements.

                    APPLIED IMAGING CORP. AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flows
                                (In thousands)

                                                                                             Unaudited
                                                                                      Six months ended June 30,
                                                                                      ------------------------
                                                                                         1997            1996
                                                                                       ---------       ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
        Net Loss                                                                       $ (2,836)        $ (1,235)
        Adjustments to reconcile net loss to
        net cash provided (used) by operating activities:
                Depreciation & Amortization                                                 307              341
                Compensation expense on stock options                                       192               96
                Unrealized exchange gain or (loss)                                           (6)               7
                Changes in operating assets and liabilities:                                  -                _
                        Accounts receivable, net                                         (1,444)            (570)
                        Inventories                                                        (248)             131
                        Prepaid expenses and other assets                                  (197)            (293)
                        Accounts payable                                                   (232)            (217)
                        Accrued expenses                                                    378              (14)
                        Unearned revenue                                                     79              (97)
                                                                                       --------         --------
                  Net cash used by operating activities:                                 (4,007)          (1,851)
                                                                                       --------         --------
Cash flows from investing activities:
         Purchases of property and equipment                                               (620)            (300)
         Purchase of marketable securities                                               (4,785)               -
         Sales of marketable securities                                                       -              972
         Other assets                                                                        20               48
                                                                                       --------         --------
                  Net cash provided/(used) by investing activities:                      (5,385)             720
                                                                                       --------         --------
Cash flows from financing activities:
         Bank loan proceeds/(payments), net                                                 (15)             143
         Proceeds from issuance of common stock                                           4,043               40
                                                                                       --------         --------
                  Net cash provided/(used) by financing activities:                       4,028              183
                                                                                       --------         --------
Net decrease in cash and cash equivalents                                                (5,364)            (948)
Cash and cash equivalents at beginning of period                                         12,318            2,159
                                                                                       --------         --------
Cash and cash equivalents at end of period                                              $ 6,954          $ 1,211
                                                                                        =======          =======
Supplemental disclosure of cash flow information:

                  Interest paid during period                                            $    16         $    64
                                                                                        =======          =======
Disclosure of non-cash financing activities:

        A capital lease obligation of $135 was incurred when the Company entered into a lease for new equipment.

    See accompanying notes to condensed consolidated financial statements.

                    APPLIED IMAGING CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE I - BASIS OF PRESENTATION
------------------------------

          The accompanying condensed consolidated financial statements include the accounts of Applied Imaging Corp. and subsidiaries (the "Company") for the three and six months ended June 30, 1997 and 1996. These financial statements are unaudited and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the Company's financial position, operating results and cash flows for those interim periods presented. The results of operations for the three and six months ended June 30, 1997 are not necessarily indicative of results to be expected for the fiscal year ending December 31, 1997. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, for the year ended December 31, 1996.


NOTE 2 - INVENTORIES ($000'S)
-----------------------------

Balances as of          June 30, 1997           December 31, 1996
                        -------------           -----------------

Raw Materials                  $1,022                        $759
Work in process                    57                          46
Finished goods                      -                          26
                        -------------           -----------------
Total                          $1,079                        $831
                        =============           =================

NOTE 3- NEW ACCOUNTING PRONOUNCEMENTS
-------------------------------------

          The Financial Accounting Standards Board (FASB) recently issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share." FAS No. 128 requires the presentation of basic earnings per share ("EPS") and, for companies with complex capital structures (or potentially dilutive securities, such as convertible debt, options and warrants), diluted EPS. FAS No. 128 is effective for annual and interim periods ending after December 31, 1997. The Company does not expect that basic EPS will differ from primary earnings per share.

          In June 1997, the FASB issued FAS 130, Reporting Comprehensive Income. This Statement establishes standards for reporting and displaying comprehensive income and its components in the financial statements. It requires that a company classify items of other comprehensive income, as defined by accounting standards, by their nature (e.g. unrealized gains or losses on securities) in a financial statement, but does not require a specific format for that statement. The Company is in the process of determining its preferred format. The accumulated balance of other comprehensive income is to be displayed separately from retained earnings and additional paid in capital in the equity section of the balance sheet.

          This Statement is effective with fiscal 1998 financial statements. Reclassification of financial statements for earlier periods provided for comparative purposes is required.

------------------------------------------------

          In June 1997, the FASB issued FAS 131, Disclosures about Segments of an Enterprise and Related Information. The Statement requires that a public business enterprise report financial and descriptive information about its reportable operating segments on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments.

          This Statement is effective with fiscal 1998 financial statements. Comparative information for interim periods in the initial year of application, 1998, is to be reported in financial statements for the interim periods in the second year of application, 1999.


NOTE 4 - PRO FORMA NET LOSS PER SHARE
-------------------------------------

          Pro forma net loss per share amounts are based on the weighted average number of common shares outstanding during the three month and sixth month periods ended June 30, 1996. As net losses have been reported during these periods, common stock equivalents arising from outstanding stock options are excluded in that they are anti-dilutive. For purposes of computing pro forma net loss per share, all preferred stock outstanding and common stock equivalents issued within twelve months of the initial registration filing have been assumed to be converted into common stock. This recapitalization has been retroactively reflected in all periods for which pro forma net loss per share has been presented. (See Exhibit 11.01)


NOTE 5 - RELATED PARTY TRANSACTION
--------------------------------

          On May 22, 1997, the Company consummated a private sale of 796,020 shares of its Common Stock to certain partnerships affiliated with New Enterprise Associates, a principal owner of the Company, at the purchase price of $5.025 per share. The price per share was calculated as the average of the closing prices of the Company's Common Stock as reported on the Nasdaq National Market System for the previous five trading days prior to the day of the transaction closing date. Thomas C. McConnell, a director of the Company, is an affiliate of New Enterprise Associates. In connection with this transaction, the Company also issued warrants, which may be exercised within a three-year period ending May 21, 2000 to acquire an aggregate of 173,010 shares of the Company's Common Stock at a purchase price of $5.78 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following discussion should be read in conjunction with the attached condensed consolidated financial statements and notes thereto, and with the Company's audited financial statements and notes thereto for the fiscal year ended December 31, 1996.

          The information set forth below contains forward-looking statements,
          -------------------------------------------------------------------
and the Company's actual results could differ materially from those anticipated
-------------------------------------------------------------------------------
in these forward-looking statements as a result of certain factors, including
-----------------------------------------------------------------------------
those set forth under "Item one" in the Company's  annual report on form 10-K
-----------------------------------------------------------------------------
for the fiscal year ended December 31, 1996.
-------------------------------------------

RESULTS OF OPERATIONS

Revenues.  The Company's revenues are derived primarily from the sale of
--------
products and software maintenance and instrument service contracts. Revenues for the three and six months ended June 30, 1997 were $3.2 million and $6.9 million respectively compared to $3.0 million and $6.0 million for the corresponding periods in the prior year. The 15% increase over the prior year quarter is primarily attributable to increased sales of the Company's cytogenetic instrumentation products.

Cost of revenues.  Cost of revenues includes direct material and labor costs,
----------------
manufacturing overhead, installation costs, warranty related expenses and post-warranty service and application support expenses. Costs of revenues, as a percentage of total revenues, for the three and six months ended June 30, 1997 were 48% and 46% respectively, compared to 52% for the corresponding periods of the prior year. The decreases are primarily due to lower service costs. In addition, the prior period included an inventory provision relating to a component upgrade.

Research and development expenses.  Research and development expenses consist of
---------------------------------
research and development relating to new products as well as software development costs to upgrade existing products. Research and development expenses for the three and six months ended June 30, 1997 were $1,668,000 and $3,252,000 respectively, increasing $867,000 and $1,554,000 over the corresponding prior year periods. Such expenses increased to 53% and 47% of total revenues for the three and six months ended June 30, 1997 respectively, from 26% and 28% in the corresponding prior year periods. These increases over the corresponding prior year periods are primarily due the increased expenditures for staffing, clinical studies and regulatory costs associated with the development of the Company's prenatal screening products and increased research and development costs for the Company's instrument business.

Sales and marketing expenses.  Sales and marketing expenses consist primarily of
----------------------------
salaries, commissions and related travel expenses of the Company's direct sales force, as well as commissions paid to independent international sales agents. Sales and marketing expenses for the three and six months ended June 30, 1997 were $874,000 and $1,706,000 respectively, increasing $123,000 and $230,000 over the corresponding prior year periods. These increases are attributable to relative increases in sales volume and additions to the sales force staff. As a percentage of revenues, sales and marketing expenses were 28% and 25% of total revenues for the three and six months ended June 30, 1997 compared to 25% in the corresponding prior year periods.

General and administrative expenses.  General and administrative expenses
-----------------------------------
consist primarily of payroll costs associated with the Company's management and administrative personnel, travel expenses, and legal, accounting and compliance costs. General and administrative expenses increased to $1,098,000 for the three months ended June 30, 1997, increasing $609,000 over the three months ended June 30, 1996. For the six months ended June 30, 1997 general and administrative costs increased to $1,786,000 increasing $837,000 over the six months ended June 30, 1996. The increase is primarily due to increases in the Company's infrastructure to support the continued growth and public company reporting and compliance requirements and additional staffing and associated recruitment and relocation expenses.


FACTORS THAT MAY AFFECT FUTURE RESULTS

          The Company's operating results may vary significantly depending on certain factors, including the effect of delays in its research and development program, adverse results in its clinical studies, delays in the introduction or shipment of new products, increased competition, adverse changes in the economic conditions in any of the several countries in which the Company does business, a slower growth rate in the Company's target markets, order deferrals in anticipation of new product releases, lack of market acceptance of new products, the uncertainty of FDA or other domestic and international regulatory clearances or approvals, and the factors set forth in the Company's annual report on form 10-K for the fiscal year ended December 31, 1996.

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


LIQUIDITY AND CAPITAL RESOURCES

          The Company strengthened it financial position during the quarter ended June 30, 1997 by raising $4,000,000 of additional equity via a private placement of its Common Stock. At June 30, 1997, the Company had cash, cash equivalents and securities available for sale of $11.7 million and working capital was $11.7 million. Cash used by operations for the six months ended June 30, 1997 was $4,007,000 compared to $1,851,000 for the corresponding prior year period. The increase in cash used in operations is primarily due to increases in accounts receivable, spending attributable to the Company's development of prenatal screening products and the building of its infrastructure to support continued growth and public company reporting and compliance requirements.

          The Company expects negative cash flow from operations to continue into at least 1999, as it continues the development of its fetal cell screening technology, conducts clinical trials required for FDA clearance of the DNA probe portion of that technology, expands its marketing, sales and customer support capabilities and adds administrative infrastructure. The Company currently estimates that its existing capital resources will enable it to sustain operations into the second half of 1998. There can be no assurance, however, that the Company will not be required to seek capital at an earlier date. The timing and amount of spending of such capital resources cannot be accurately determined at this time and will depend on several factors, including, but not limited to, the progress of its research and development efforts and clinical investigations, the timing of regulatory approvals or clearances, competing technological and market developments, commercialization of products currently under development, and market acceptance and demand for the Company's products. In addition, as opportunities arise, proceeds may also be used to acquire businesses, technologies or products that complement the business of the Company, although the Company is not currently in negotiations regarding any such acquisitions. The Company may seek to obtain additional funds through equity or debt financing, collaborative or other arrangements with other companies and from other sources. During the second half of 1998, the Company will likely need to raise additional funds through public or private financings. No assurance can be given that additional financing will be available when needed or on terms acceptable to the Company. If adequate funds are not available, the Company could be required to delay development or commercialization of certain of its products, to license to third parties the rights to commercialize certain products or technologies that the Company would otherwise seek to commercialize itself, or to reduce the marketing, customer support or other resources devoted to certain of its products.

PART II - OTHER INFORMATION
-----------------------------

ITEM 5: OTHER INFORMATION

          On April 17, 1997, the Company announced the election of Jack Goldstein, Ph.D. as Chief Executive Officer, President and Director of the Company.


ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K


     (a)        Exhibit
                -------

                Exhibit 11.01 - Computation of Pro Forma Net Loss Per Share

                Exhibit 27.1  - Financial Data Schedule

     The following report on Form 8-K was filed during the period for which this report is filed:

     (b)        Reports on Form 8-K
                -------------------

       Date of Report        Items Required
       --------------        --------------

       May 22, 1997          Item 2. Acquisition or Disposition of Assets

                             APPLIED IMAGING CORP.


                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        APPLIED IMAGING CORP.
                                            (Registrant)




Date: August 11, 1997                   By:     /s/JACK GOLDSTEIN
                                           ------------------------------
                                                Jack Goldstein
                                                President and
                                                Chief Executive Officer


                                        By:     /s/NEIL WOODRUFF
                                           ------------------------------
                                                Neil Woodruff
                                                Chief Financial Officer