Form 10-Q
period 1997-09-30
APPLIED IMAGING CORP
filed 1997-11-12
CIK 816066

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON,  D.C.  20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997.

                                      OR

[_] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO
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

As of September 30, 1997, 7,641,472 shares of the Registrant's Common Stock were outstanding.

                             APPLIED IMAGING CORP.

                                     INDEX



                                                                            Page
                                                                            ----

                         PART I.  FINANCIAL INFORMATION
                         ------------------------------


Item 1.  Financial Statements

     Condensed Consolidated Balance Sheets
     September 30, 1997 and December 31, 1996............................    3

     Condensed Consolidated Statements of Operations
     Three and nine months ended September 30, 1997 and 1996.............    4

     Condensed Consolidated Statements of Cash Flows
     Nine months ended September 30, 1997 and 1996.......................    5

     Notes to Interim Condensed Consolidated Financial Statements........  6-7

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations................... 8-10


                          PART II.  OTHER INFORMATION
                          ---------------------------


Item 6.  Exhibits and Reports on Form 8-K...............................    11

     Signatures..........................................................   12

PART I - FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements

                    APPLIED IMAGING CORP. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                                    September       December
                                                        30,            31,
                                                       1997           1996
                                                     ---------      --------
                                                    (Unaudited)
ASSETS

Current assets:
  Cash and cash equivalents                          $   6,238     $  12,318
  Short-term investments                                 3,815             -
  Trade accounts receivable, net                         2,350         1,454
  Inventories                                            1,154           831
  Prepaid expenses and other assets                        252           336
                                                     ---------      --------
    Total current assets                                13,809        14,939
Property and equipment, net                              1,755         1,234
Other assets, net                                          301           300
                                                     ---------      --------
    TOTAL ASSETS                                     $  15,865     $  16,473
                                                     =========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of bank debt                       $      65     $      33
  Accounts payable                                       1,464         1,679
  Accrued expenses                                       1,834         1,304
  Deferred revenue                                       1,196         1,223
                                                     ---------      --------
    Total current liabilities                            4,559         4,239
  Long-term obligations                                    291           229
                                                     ---------      --------
    Total liabilities                                    4,850         4,468

Stockholders' equity:
  Preferred stock                                            -             -
  Common stock                                               8             7
  Additional paid-in capital                            29,552        25,569
  Accumulated deficit                                  (17,282)      (12,021)
  Deferred stock compensation                             (896)       (1,183)
  Cumulative translation adjustment                       (367)         (367)
                                                     ---------      --------
    Total stockholders' equity                          11,015        12,005
                                                     ---------      --------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $  15,865      $ 16,473
                                                     =========      ========


See accompanying notes to condensed consolidated financial statements.

                   APPLIED IMAGINING CORP. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (Unaudited, in thousands, except per share data)



                                 Three months ended       Nine months ended
                                   September 30,             September 30,
                                --------------------     ---------------------
                                  1997        1996         1997         1996
                                --------     -------     --------     --------

Revenues                        $  2,750     $ 2,707     $  9,641     $  8,702
Cost of revenues                   1,315       1,322        4,466        4,444
                                --------     -------     --------     --------
  Gross profit                     1,435       1,385        5,175        4,258

Operating expenses:
  Research and development         2,267         838        5,519        2,536
  Sales and marketing              1,061         774        2,767        2,250
  General and administrative         622         453        2,408        1,402
                                --------     -------     --------     --------
    Total operating expenses       3,950       2,065       10,694        6,188
                                --------     -------     --------     --------
    Operating loss                (2,515)       (680)      (5,519)      (1,930)
Other income/(expense), net           90          (9)         258            6
                                --------     -------     --------     --------
  Net loss                      $ (2,425)    $  (689)    $ (5,261)    $ (1,924)
                                ========     =======     ========     ========

Net loss per share              $  (0.32)                $  (0.73)
                                ========                 ========
Pro forma net loss per share                 $ (0.12)                 $  (0.34)
                                             =======                  ========
Weighted average
  shares outstanding               7,634       5,755        7,209        5,708
                                ========     =======     ========     ========


    See accompanying notes to condensed consolidated financial statements.

                    APPLIED IMAGING CORP. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited, in thousands)


                                                        Nine months ended
                                                           September 30,
                                                    -------------------------
                                                       1997            1996
                                                    ---------        --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                          $  (5,261)      $  (1,924)
  Adjustments to reconcile net loss to
   net cash provided (used) by operating
   activities:
     Depreciation & Amortization                          500             580
     Compensation expense on stock options                287             194
     Loss provision on sale of property                    29               -
     Unrealized exchange gain or (loss)                     4               -
     Changes in operating assets and liabilities:
       Accounts receivable, net                          (896)           (317)
       Inventories                                       (323)             64
       Prepaid expenses and other assets                   84            (374)
       Accounts payable                                  (215)            358
       Accrued expenses                                   470             (76)
       Unearned revenue                                   (27)           (323)
                                                    ---------        --------
     Net cash used by operating activities:            (5,348)         (1,818)
                                                    ---------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                    (916)           (518)
  Purchase of marketable securities                    (3,815)              -
  Sales of marketable securities                            -           1,972
  Other assets                                             (1)             73
                                                    ---------        --------
    Net cash provided/(used) by
     investing activities:                             (4,732)          1,527
                                                    ---------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Bank loan payments                                      (43)           (181)
  Proceeds from issuance of common stock                4,043             160
  Other assets                                              -            (387)
                                                    ---------        --------
    Net cash provided/(used) by
     financing activities:                              4,000            (408)
                                                    ---------        --------
NET DECREASE IN CASH AND CASH EQUIVALENTS              (6,080)           (699)
Cash and cash equivalents at beginning of period       12,318           2,159
                                                    ---------        --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD          $   6,238        $  1,460
                                                    =========        ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Interest paid during period                     $      32        $     63
                                                    =========        ========

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

                    APPLIED IMAGING CORP. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE I - BASIS OF PRESENTATION
------------------------------

     The accompanying condensed consolidated financial statements include the accounts of Applied Imaging Corp. and subsidiaries (the "Company") for the three and nine months ended September 30, 1997 and 1996. These financial statements are unaudited and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the Company's financial position, operating results and cash flows for those interim periods presented. The results of operations for the three and nine months ended September 30, 1997 are not necessarily indicative of results to be expected for the fiscal year ending December 31, 1997. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, for the year ended December 31, 1996.


NOTE 2 - INVENTORIES (IN THOUSANDS)
-----------------------------------

Balances as of                  September 30, 1997        December 31, 1996
                                ------------------        -----------------

Raw materials                         $  935                  $ 759
Work in process                          174                     46
Finished goods                            45                     26
                                      ------                  -----
Total                                 $1,154                  $ 831
                                      ======                  =====

NOTE 3 - NEW ACCOUNTING PRONOUNCEMENTS
--------------------------------------

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

     In June 1997, the FASB issued FAS 130, "Reporting Comprehensive Income". This Statement establishes standards for reporting and displaying comprehensive income and its components in the financial statements. It requires that a company classify items of other comprehensive income, as defined by accounting standards, by their nature (e.g. unrealized gains or losses on securities) in a financial statement, but does not require a specific format for that statement. The Company is in the process of determining its preferred format. The accumulated balance of other comprehensive income is to be displayed separately from retained earnings and additional paid in capital in the equity section of the balance sheet.

     This Statement is effective with fiscal 1998 financial statements. Reclassification of financial statements for earlier periods provided for comparative purposes is required.

---------------------------------------------------

     In June 1997, the FASB issued FAS 131, "Disclosures about Segments of an Enterprise and Related Information". The Statement requires that a public business enterprise report financial and descriptive information about its reportable operating segments on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments.

     This Statement is effective with fiscal 1998 financial statements. Comparative information for interim periods in the initial year of application, 1998, is to be reported in financial statements for the interim periods in the second year of application, 1999.


NOTE 4 - PRO FORMA NET LOSS PER SHARE
-------------------------------------

     Pro forma net loss per share amounts are based on the weighted average number of common shares outstanding during the three month and nine month periods ended September 30, 1996. As net losses have been reported during these periods, common stock equivalents arising from outstanding stock options are excluded in that they are anti-dilutive. For purposes of computing pro forma net loss per share, all preferred stock outstanding and common stock equivalents issued within twelve months of the initial registration filing have been assumed to be converted into common stock. This recapitalization has been retroactively reflected in all periods for which pro forma net loss per share has been presented. (See Exhibit 11.01)

NOTE 5 - RELATED PARTY TRANSACTION
----------------------------------

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

     The information set forth below contains forward-looking statements, (designated by an * ), and the Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth below under "Factors That May Affect Future Results" and those set forth under "Item One" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.


RESULTS OF OPERATIONS

Revenues. The Company's revenues are derived primarily from the sale of products and related software maintenance and instrument service contracts. Revenues for the quarter and nine months ended September 30, 1997 were $2.8 million and $9.6 million, respectively, compared to $2.7 million and $8.7 million in the corresponding prior year periods. The 2% and 11% increases over the prior year third quarter and nine-month periods, respectively, are primarily attributable to increased sales of the company's cytogenetic instrumentation products.

Cost of revenues. Cost of revenues includes direct material and labor costs, manufacturing overhead, installation costs, warranty related expenses and post-warranty service and application support expenses. Costs of revenues, as a percentage of total revenues, for the quarter and nine months ended September 30, 1997 were 48% and 46%, respectively, compared to 49% and 51%, respectively, in the corresponding prior year periods. The decreases are primarily attributable to lower service costs and reduced product component costs. In addition, the prior year nine-month period included an inventory provision related to a component upgrade.

Research and development expenses. Research and development expenses consist of research and development relating to new products as well as software development costs to upgrade existing products. Research and development expenses for the quarter and nine months ended September 30, 1997 were $2.3 million and $5.5 million, respectively, compared to $838,000 and $2.5 million in the corresponding prior year periods. The 171% and 118% increases over the corresponding prior year third quarter and nine month period, respectively, resulted primarily from increased expenditures for the development of the Company's prenatal screening system, clinical site contracts and regulatory filings. Such expenses increased as a percentage of revenues to 82% and 57% for the quarter and nine months ended September 30, 1997, respectively, from 31% and 29% in the corresponding prior year periods.

Sales and marketing expenses. Sales and marketing expenses consist primarily of salaries, commissions and related travel expenses of the Company's direct sales force, as well as commissions paid to independent international sales agents. Sales and marketing expenses for the quarter and nine months ended September 30, 1997 were $1.1 million and $2.8 million, respectively, compared to $774,000 and $2.3 million, respectively, in the corresponding prior year periods. As a percentage of revenues, sales and marketing expenses increased to 39% and 29% in the third quarter and first nine months of 1997, respectively, from 29% and 26% in the corresponding prior year periods. The increase is primarily attributable to additional marketing and sales management personnel, and the associated recruitment and relocation costs.

General and administrative expenses. General and administrative expenses consist primarily of payroll costs associated with the Company's management and administrative personnel, travel expenses, and legal and accounting fees. General and administrative expenses for the quarter and nine months ended September 30, 1997 were $622,000 and $2.4 million, respectively, compared to $453,000 and $1.4 million, respectively, in the corresponding prior year periods. General and administrative expenses, as a percentage of revenues, increased to 23% and 25% for the third quarter and first nine months of 1997, respectively, from 17% and 16%, respectively, in the corresponding prior year periods. The increase general and administrative expenses are primarily due to increased administrative staff and associated costs related to public company reporting requirements and management infrastructure in anticipation of future growth.


FACTORS THAT MAY AFFECT FUTURE RESULTS

     The Company's operating results may vary significantly depending on certain factors, including the effect of delays in its research and development program, adverse results in its clinical studies, delay in the introduction or shipment of new products, increased competition, adverse changes in the economic conditions in any of the several countries in which the Company does business, a slower growth rate in the Company's target markets, order deferrals in anticipation of new product releases, lack of market acceptance of new products, the uncertainty of FDA or other domestic and international regulatory clearances or approvals, and the factors set forth under the Company's annual report on form 10-K for the fiscal year ended December 31, 1996.

     Due to the factors noted above, as well as the relatively small size of the Company's initial public offering completed in November, 1996, the Company's future earnings and stock price may be subject to significant volatility, particularly on a quarterly basis. Any shortfall in revenues or earnings from levels expected by security analysts could have an immediate and significant adverse effect on the trading price of the Company's common stock.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 1997, the Company had cash, cash equivalents and short-term investments of $10.1 million and working capital of $9.3 million, compared to $12.3 million and $10.7 million, respectively, at December 31, 1996. For the nine months ended September 30, 1997, cash used by operations totaled $5.3 million, compared to $1.8 million for the corresponding prior year period. The increase in cash used by operations was primarily attributable to increased operating expenses associated with the Company's fetal cell screening program, increased general and administrative expenses to support future growth and public company reporting and compliance requirements, and a $579,000 increase in accounts receivable. In addition, the Company consumed $916,000 in cash for purchases of capital equipment for the nine months ended September 30, 1997,
compared to $518,000 for the comparable prior year period.   Cash consumption
from operations and property and equipment purchases was $6.3 million for the nine months ended September 30, 1997,and was partially offset by cash generated from financing activities totaling $4.0 million, primarily due to a $4.0 million private equity placement in May, 1997.

     The Company expects negative cash flow from operations to continue into at least 1999, as it continues the development of its fetal cell technology, conducts clinical trials required for FDA clearance of the DNA probe portion of that technology, expands its marketing, sales and customer support capabilities, and adds administrative infrastructure *. The Company currently estimates that its capital resources will enable it to sustain operations into the second half of 1998 *. There can be no assurance, however, that the Company will not be required to seek capital at an earlier date. The timing and amount of spending of such capital resources cannot be accurately determined at this time and will depend on several factors, including but not limited to, the progress of its research and development efforts and clinical investigations, the timing of regulatory approvals or clearances, competing technological and market developments, commercialization of products currently under development, and market acceptance and demand for the Company's products. In addition, as opportunities arise, proceeds may also be used to acquire businesses, technologies or products that complement the business of the Company, although the Company is not currently in negotiations regarding any such acquisitions *. The Company may seek to obtain additional funds through equity or debt financing, collaborative or other arrangements with other companies, and from other sources *. No assurance can be given that additional financing will be available when needed or on terms acceptable to the Company. If adequate funds are not available, the Company could be required to delay development or commercialization of certain products, to license to third parties the rights to commercialize certain products or technologies that the Company would otherwise seek to commercialize itself, or to reduce the marketing, customer support, or other resources devoted to certain products *.

PART II  -  OTHER INFORMATION
-----------------------------


ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

     (a)

         Exhibit
         -------

         Exhibit 11.01   Computation of Pro Forma Net Loss Per Share

         Exhibit 27.1    Financial Data Schedule

     There were no reports on Form 8-K during the quarter ended September 30, 1997.

                             APPLIED IMAGING CORP.


                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      APPLIED IMAGING CORP.
                                          (Registrant)




Date: November 10, 1997               By: /S/ JACK GOLDSTEIN
                                         -------------------------
                                      Jack Goldstein
                                      President and
                                      Chief Executive Officer


                                      By: /S/ NEIL WOODRUFF
                                          ------------------------
                                      Neil Woodruff
                                      Chief Financial Officer