Form 10-K405
period 1997-12-31
APPLIED IMAGING CORP
filed 1998-03-31
CIK 816066

================================================================================

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ---------------

                                   FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

     For the Fiscal Year Ended December 31, 1997 or

[_] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

Commission File Number: 0-21371

                             APPLIED IMAGING CORP.
             (Exact name of registrant as specified in its charter)


              DELAWARE                                    77-012490
  (State or other jurisdiction of                      (I.R.S. Employer
   incorporation or organization)                    (Identification No.)

            2380 WALSH AVENUE,
                Building B,
         Santa Clara, California                            95051
(Address of principal executive offices)                 (Zip Code)


Registrant's telephone number, including area code:   (408) 562-0250

Securities registered pursuant to Section 12 (b) of the Act:


              TITLE OF                              NAME OF EACH EXCHANGE
             EACH CLASS                              ON WHICH REGISTERED
          ---------------                             ------------------
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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on March 12, 1998, as reported on the Nasdaq National Market, was approximately $23,487,715.

  The number of shares of Common Stock outstanding as of March 12, 1998:
7,668,206 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Part III of this Form 10-K incorporates information by reference from the Registrant's definitive proxy statement to be filed with the Securities and
 Exchange Commission within 120 days after the close of the fiscal year.

================================================================================

                                    PART I

ITEM 1.   BUSINESS

  This Report on Form 10-K contains certain forward looking statements regarding future events with respect to Applied Imaging Corp. Actual events or results may differ materially as a result of the factors described herein and in the documents incorporated herein by reference, including, in particular, those factors described under ''Additional Risk Factors.''

THE COMPANY

  Applied Imaging Corp (''Applied Imaging'' or the ''Company'') was incorporated in California in July 1986, and reincorporated in Delaware in October 1996. Applied Imaging designs, develops, manufactures and markets automated clinical analysis systems used by cytogenetic laboratories for prenatal and other genetic testing applications. The Company's cytogenetic instrumentation and reagent business, which has sold systems to over 600 sites in more than 35 countries since its inception, markets computer-based microscopic image analysis systems that enable laboratories to automate the analysis of chromosomal abnormalities associated with conditions such as Down Syndrome. The Company is also developing a proprietary genetic screening technology designed to facilitate prenatal screening for genetic abnormalities by isolating ''fetal blood cells'' from a routine maternal blood sample. This new technology is designed to improve current prenatal testing methods by providing a timely and cost-effective screening procedure without the risks of miscarriage or fetal damage associated with invasive prenatal tests such as amniocentesis or chorionic villus sampling. The Company also markets specialized imaging systems used in basic research and pharmaceutical discovery for the real-time analysis of changes in intracellular ion concentrations, a key method for determining the function of biologically-active compounds.

  Applied Imaging is a leading provider of automated chromosomal image analysis systems to clinical and research laboratories worldwide. The Company's CytoVision karyotyping systems are widely accepted because of their ability to analyze standard human chromosome preparations using powerful software classification algorithms along with a specialized cytogenetic user interface. The CytoVision systems also incorporate the capability to analyze and record images derived from advanced genetic research assays employing fluorescent in situ hybridization (''FISH'') or comparative genomic hybridization (''CGH'') methods. The Company recently announced its first proprietary assay for color chromosome analysis (called RxFISH(TM)), a rapidly developing area of research interest. Based upon a novel method developed by scientists at The University of Cambridge, the Company's RxFISH(TM) assay develops a unique fluorescent color banding pattern for human chromosomes that is then analyzed by the CytoVision software. The future development of specialized reagent products that can be optimized for use on the Company's installed base of over 1100 chromosome analysis workstations worldwide is a key aspect of the Company's business strategy.

  The Company's prenatal genetic screening development program is focused on the isolation of specific fetal cells from a blood sample taken from the expectant mother using normal venipuncture techniques. This allows prenatal genetic testing to be performed without the need to obtain a fetal tissue sample by an invasive procedure, such as amniocentesis, which can pose a physical risk to the fetus. The Company's proprietary screening technology incorporates (i) a patented hematological procedure to enrich the concentration of fetal blood cells found in maternal blood, (ii) a fetal hemoglobin test kit, (iii) automated image analysis instrumentation to identify fetal blood cells and (iv) third-party DNA probes to identify certain chromosomal abnormalities present in these fetal blood cells. This prenatal screening system is expected to be both safe and accurate because it evaluates actual fetal cells while posing no direct risk to the fetus. The Company's prenatal screening products are currently in preclinical evaluation.

  In late 1996 and early 1997, the Company submitted three medical device applications to the United States Food and Drug Administration (''FDA'') under section 510(k) of the Federal Food, Drug and Cosmetic Act (''510(k) ''). The first submission was for the Company's ENRICH Kit, a product that enriches the concentration of certain types of cells from whole blood based on the Company's patented hematological techniques. The Company received notification in December of 1997 from the FDA that it may market the ENRICH Kit for these purposes. The second submission was for the automated image analysis instrument which is able to automatically detect and locate nucleated red blood cells on a microscope slide. The instrument presents these cells for operator review and further testing and analysis. The third submission covers the reagents used to identify cells containing fetal hemoglobin so that they may be further characterized.

  The Company anticipates that sales of its prenatal screening products, if approved by the FDA, will include its proprietary consumable ENRICH Kit, the reagents used to identify fetal hemoglobins and the imaging instrumentation used to analyze the fetal cells. The Company believes that it can utilize its existing infrastructure, worldwide distribution capabilities and extensive cytogenetic laboratory relationships to support the introduction of these prenatal screening products. Furthermore, the Company believes that its new cell enrichment, identification and image analysis products may have clinical utility for cancer testing and the prenatal diagnosis of single gene disorders.


GENETIC DISORDERS

  All genetic information in an organism is contained in its chromosomes, made up of strands of DNA and associated protein molecules. DNA is comprised of paired nucleotide bases and genetic information is encoded by the specific order of the nucleotide bases within units called genes. Genes are organized linearly along the chromosomes and carry the required information for the synthesis of the proteins that provide the structural components of cells and tissues, as well as the enzymes needed for the basic biochemical and physiological functions of the cells.

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

  Chromosomes can be seen under a microscope and, when stained with certain dyes, reveal light and dark bands reflecting regional variations in the DNA of the cell. Differences in size and banding pattern allow the chromosomes to be distinguished from each other or may identify a chromosomal disorder. The most common chromosomal disorder, Down Syndrome, also known as trisomy 21, occurs when there are three copies of chromosome 21 in the human cell. Syndromes caused by the most common chromosomal abnormalities may result in mental retardation, impaired physical development and abnormal sexual development.

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


  Single Gene Disorders

  In addition to chromosomal disorders caused by an abnormal number of chromosomes, single gene disorders may occur when the DNA sequences of individual genes are altered, resulting in the disruption of the normal balance or function of essential human proteins. Single gene disorders are responsible for many inherited diseases such as cystic fibrosis, sickle cell anemia and Tay-Sachs disease.

  Cancer Cytogenetics

  Chromosomal analysis is also performed for clinical research purposes for the precise characterization of certain types of cancers. Cancerous cells frequently demonstrate complex chromosomal abnormalities. The patterns of these chromosomal abnormalities may be associated with certain well-defined cancers. The chromosomal analysis of leukemia and lymphomas, for example, may provide researchers with supplementary information useful in the staging or classification of the disease and may also provide useful prognostic indicators. Similarly, advanced chromosomal analysis may allow a researcher to assess the sources of new disease in a patient to determine if this is a recurrence of a previous cancer or an entirely different neoplasm.

PRENATAL TESTING

  Prenatal testing is the process of detecting certain types of chromosomal disorders in a fetus at an early stage of pregnancy. Prenatal testing is currently performed either invasively, by extracting fetal cells and inspecting the chromosomes within such cells to diagnose specific disorders or non-invasively, by an analysis of a maternal blood sample.

  The invasive diagnostic procedures yield accurate results on a broad range of chromosomal disorders because actual fetal cells are obtained and analyzed. However, these procedures involve the risk of spontaneous miscarriage and other complications. Due to the risk of spontaneous miscarriage, invasive diagnostic procedures are usually recommended only to those women who are age 35 or older (at which ages the risk of having a child with a chromosomal disorder is greater than the risk of spontaneous miscarriage due to the procedure) or who have another specific risk factor for fetal abnormalities.

  Those women younger than 35 are typically screened initially using non-invasive techniques. For this group, an invasive diagnostic procedure is generally recommended only to confirm the result of a non-invasive blood test if such test indicates a heightened risk of a chromosomal disorder. The blood test presents no risk to the fetus, but is less accurate since it does not diagnose chromosomal genetic disorders by direct analysis of fetal cells. These non-invasive tests are known to produce relatively high levels of false negative and false positive test results. A false negative test result is seen as a failure to identify a chromosomal disorder when it is actually present, while a false positive test result occurs when a test result indicates the presence of a chromosomal disorder that is actually not present.

  Women under the age of 35 have a lower statistical risk of giving birth to an infant with a chromosomal disorder than do women age 35 or older. However, because the majority of all births are among women under the age of 35, the total number of newborns with chromosomal disorders born to women in this age group is much higher than that among women age 35 and older. Consequently, women younger than 35 bear over 75% of all infants with Down Syndrome.


  Invasive Diagnostic Procedures

  Amniocentesis.   Amniocentesis, usually performed between the 14th and 20th
  -------------
weeks of pregnancy, is the most common procedure used to obtain fetal cell samples for prenatal genetic testing. In an amniocentesis procedure a small amount of amniotic fluid is withdrawn from the amniotic sac via a long needle inserted through the mother's abdominal wall. During the procedure, the physician typically uses ultrasound to guide the needle in order to minimize potential harm to the unborn child. Once the amniotic sample is extracted, it is forwarded to a cytogenetic laboratory, where the cells are cultured and deposited on a microscope slide. The slide is then examined under a microscope in order to locate and analyze a number of fetal cells in metaphase (undergoing cell division). During metaphase, a cell's chromosomes are individually visible under the microscope.

  Chromosome analysis without the advantage of an automated imaging system is both tedious and time consuming. Typically, a laboratory technologist scans the slide manually to locate cells in metaphase. Once metaphase cells are found, they are photographed using a camera attached to the microscope. This photograph is then printed and each photographed chromosome is manually cut out of the photograph, arranged in order and pasted on a sheet to show the two sets of 23 chromosomes present in the cell. This visual presentation of the chromosomes is called a karyotype. Alternatively, laboratories may eliminate many of these steps by using an automated image analysis system to scan the slides for cells in metaphase, to automatically classify the chromosomes, to present them on a video display for review and acceptance and to print final karyotype copies.

  Once the karyotype is completed it is then visually analyzed by a trained geneticist or genetic counselor to determine if any chromosomal abnormalities are present. The processing and analysis of prenatal genetic samples obtained by amniocentesis generally requires seven to 14 days. A significant portion of this time is required to culture the fetal cells for use in the visual karyotype. In the United States, amniocentesis generally costs more than $1,000 for the procedure itself, tissue culture and karyotypic assessment. With an estimated fetal loss rate of approximately 0.5% (one in every 200 procedures) one normal fetus will be lost by spontaneous miscarriage resulting from amniocentesis for every one or two fetuses with chromosomal disorders detected by this procedure for women at age 35.

  Amniocentesis is the most common and accurate of all prenatal screening procedures. All principal chromosomal disorders can be detected and the Down Syndrome detection rate is greater than 99%.

  Chorionic Villus Sampling (CVS).   CVS, typically performed between the 9th
  -------------------------------
and 11th weeks of pregnancy, involves the extraction of placental tissue samples, generally through the pregnant woman's cervix. The tissue, which is genetically representative of the fetus, is analyzed in the same manner as the fetal cells obtained by amniocentesis to determine if chromosomal disorders are present. CVS is an alternative to amniocentesis and can be performed earlier in the pregnancy, but poses a risk of miscarriage that is one in every 100 CVS procedures, double that of amniocentesis. CVS is generally as accurate as amniocentesis for detecting chromosomal abnormalities. With an estimated fetal loss rate of approximately 1% (one in every 100 procedures), two normal fetuses will be lost by spontaneous miscarriage resulting from CVS for every one or two fetuses with chromosomal disorders detected by this procedure for women at age
35. Due to its higher associated risk and procedural complexity CVS is used less frequently than amniocentesis for prenatal diagnostic purposes.


  Non-invasive Screening Procedures

  In the United States, approximately 2,000,000 pregnant women under the age of 35 are screened each year for chromosomal disorders and other birth defects. Of those screened, a majority are tested using the non-invasive serum tests described below.

  Alpha-Fetoprotein Test.   A common serum prenatal screening test for certain
  ----------------------
chromosomal disorders involves the analysis of alpha-fetoprotein (''AFP'') in the maternal blood. This test is performed on a standard blood sample taken from the mother that is tested for levels of serum AFP. Down Syndrome and other similar chromosomal disorders are associated with low levels of AFP. Although this serum test is relatively accurate in detecting open neural tube defects (such as spina bifida), studies indicate that the AFP test can detect only 20-30% of fetuses with Down Syndrome.

  Triple Test.   In recent years, the accuracy of the AFP test has been improved
  -----------
by combining it with additional blood chemistry tests. This combination is commonly referred to as ''triple marker screening'' or the ''triple test.''
This test identifies Down Syndrome in 60% of the pregnancies where Down Syndrome is present. In 40% of the cases where Down Syndrome is present, this test inaccurately concludes that Down Syndrome is not present (a false negative result). In approximately 5% of the cases, the triple test suggests the presence of a chromosomal disorder where it is not present (a false positive result).

  Women whose triple test screening results indicate a heightened risk of chromosomal disorder are usually recommended to have an amniocentesis procedure to confirm these results. Due to the high false positive rate associated with the triple test, clinically unnecessary amniocentesis procedures are performed in many cases where no chromosomal disorder exists. Assuming two million serum screening tests per year and a 5% false positive rate, as many as 100,000 unnecessary amniocentesis procedures may be performed on women with healthy fetuses each year in the U.S. In addition, assuming an average cost of $1,000 per amniocentesis, the unnecessary cost to the health care system associated with these false positive triple test results could be as high as $100 million per year. With an estimated fetal loss rate of 0.5%, approximately 500 normal fetuses may be lost each year as a direct result of such unnecessary amniocentesis procedures.

  Summary

  The most accurate prenatal testing involves direct analysis of fetal cells, which contain the chromosomes of the fetus. The only routinely available procedures to extract fetal cells in order to examine the fetal chromosomes are invasive and pose risks of injury to the fetus and/or spontaneous miscarriage. The non-invasive serum screening procedures, which do not pose such risks, are much less accurate because they do not allow for the direct examination of fetal chromosomes. The Company believes that there is a significant need for a prenatal testing procedure which would allow direct analysis of the fetal cells without the risks associated with the currently available invasive procedures.

  Fetal blood cells exist in minute quantities in samples of maternal blood. In contrast to adult red blood cells, many of these fetal red blood cells are nucleated. That is, they contain a nucleus with fetal chromosomes. A number of companies and research groups are attempting to isolate these fetal blood cells for testing through a variety of methods, including immunologically-based separation techniques using monoclonal antibodies, flow cytometry, or magnetic separation techniques. Although the feasibility of genetic analysis of fetal blood cells isolated from maternal blood has been demonstrated, obtaining a sufficient number of fetal blood cells for analysis has been difficult and must be adapted further for routine clinical applications.


APPLIED IMAGING'S PRENATAL SCREENING PRODUCTS

  The Company is developing a prenatal screening test to detect chromosomal abnormalities by identifying fetal blood cells from a routine maternal blood sample. The Company's proprietary screening technology incorporates: (i) a patented hematologically-based procedure to enrich the concentration of fetal blood cells utilizing the Company's consumable enrichment kit, (ii) a fetal hemoglobin identification kit, (iii) automated image analysis instrumentation to identify the fetal blood cells and (iv) the use of third-party DNA probes to identify certain chromosomal disorders present in fetal blood cells. This new approach is designed to improve current prenatal screening procedures by providing an accurate, timely and cost-effective technique without the risks of miscarriage or fetal damage associated with invasive prenatal screening techniques.

  In contrast to immunologically based procedures to isolate fetal blood cells from maternal blood, the Company is developing a hematologically based procedure for enriching the concentration of fetal blood cells from maternal blood samples. The Company's enrichment process is designed to increase the concentration of fetal blood cells in a maternal sample approximately 10,000 times. The fetal cell enriched sample is then harvested and deposited on a microscope slide. The fetal hemoglobin in the cell is stained using the identification kit to facilitate examination through image analysis. The Company has developed a semi-automated product to automatically identify fetal cells on the slide based on adaptations of the image analysis, pattern recognition, and slide-scanning technologies incorporated in the Company's current cytogenetic products.

  Once fetal cells are located by the automated scanning system, fluorescent DNA probes are added that specifically bind to certain DNA sequences within the fetal cells indicating the presence or absence of chromosomal disorders. DNA probes can be designed to locate specific chromosomal changes, additions, or deletions that result in genetic disorders. The results of the DNA probe analysis are captured and processed using the Company's automated visualization technology for the detection, analysis, and documentation of the DNA probe results.

  Clinical/Regulatory Matters

  The Company believes that a key aspect of its prenatal screening products is the ability to enrich and identify fetal blood cells so that they can be directly analyzed using available DNA probe technology.

  In December 1996, the Company submitted two 510(k) medical device applications to the FDA. The first submission is for a product that isolates mononuclear cells with the use of a gel gradient separation medium. The product is based on the Company's patented hematological techniques. The Company received notification from the FDA on December 15, 1997 that this product may be marketed in the US and, as labeled, is exempt from further 510(k) premarket notification regulatory requirements. The second submission is for an automated image analysis instrument, which is a general laboratory tool able to automatically detect and locate nucleated red blood cells on a microscope slide. The instrument presents these cells for operator review, further analysis, and eventual use in a diagnostic or screening procedure. The FDA review of this submission is ongoing.

  In June of 1997, the Company submitted an additional 510(k) notification for the fetal hemoglobin identification kit. The FDA review of this submission is also ongoing.

  The DNA probe components of the Company's products will require either FDA clearance of a 510(k) with a tier III level of review or FDA approval of a PMA. The Company plans to market its prenatal screening products internationally upon receipt of required regulatory clearances or approvals.


  Commercialization Strategy

  The Company's prenatal screening techniques under development are currently expected to be introduced first in Europe and subsequently in the United States and the Pacific Rim, subject to receipt of required clearances or approvals in such jurisdictions.

  The technology is being designed to initially screen for chromosomal abnormalities resulting in conditions such as Down Syndrome and certain sex chromosome abnormalities such as Turner Syndrome, Klinefelter Syndrome, Triple X Syndrome and certain other conditions. These abnormalities account for a vast majority of the incidence of all birth defects which result from chromosome-based genetic disorders. The proprietary prenatal screening products under development will consist of: (i) a prepackaged kit to enrich the concentration of nucleated fetal red blood cells in the maternal blood sample; (ii) a reagent kit to identify the hemoglobins in fetal cells; (iii) the Company's instrumentation to automate the identification of fetal blood cells and the acquisition and presentation of the DNA probe analysis; and (iv) may or may not include a DNA probe kit that is comprised of DNA probes available from third parties.

FUTURE APPLICATIONS OF THE PRENATAL SCREENING PRODUCTS

  The Company's prenatal screening products are being designed to accommodate various chromosome-specific DNA probes, which are currently commercially available. The Company believes that its fetal cell identification and enrichment technology developed for prenatal screening could have future applications for cancer diagnosis and monitoring via the isolation of tumor cells from bone marrow or peripheral blood and the genetic analysis of such cells. The Company is also developing proprietary uses for its fetal cell isolation method that may facilitate the early detection of single gene disorders such as cystic fibrosis, hemophilia, thalassemia, sickle-cell anemia and Tay-Sachs. If additional funding is obtained, the Company intends to pursue these potential additional applications to leverage its proprietary technology. Because evaluations of future applications are at an early stage, no assurance can be given when, if ever, the Company's fetal cell identification and enrichment technology may facilitate the early detection of single gene disorders or cancers.


CURRENT CYTOGENETIC PRODUCTS

  In the United States, approximately 500,000 total cytogenetic test procedures are performed annually. Cytogenetic testing includes prenatal screening for genetic disorders using amniotic fluid obtained through amniocentesis or fetal tissue samples obtained through CVS. Other cytogenetic testing includes tests for the diagnosis and prognosis of cancerous conditions using bone marrow, blood and tumor samples. The Company currently manufactures, markets and sells its CytoVision family of automated instruments for cytogenetic applications. The Company's primary cytogenetic products are described below. The Company has sold systems to over 600 sites worldwide in more than 35 countries. The Company's primary cytogenetic products currently sell for prices ranging from $30,000 to $125,000, depending upon the instrument's capabilities and final configurations.


  CytoVision Ultima

  The CytoVision Ultima is the Company's most comprehensive system for automated chromosome analysis. The Ultima integrates many of the key features of the Company's earlier products into one system capable of automated microscope slide scanning, advanced chromosome analysis, fluorescent image processing and comparative genomic hybridization (CGH) measurements. The Ultima allows laboratories to automatically scan slides in either brightfield or fluorescent modes to locate metaphase cells for chromosome analysis. This eliminates one of the most tedious and time-consuming aspects of cytogenetic analysis: that of manual slide scanning. The system accomplishes this in the background while simultaneously allowing the technologist to process and analyze images previously identified. The Company believes that no other commercially available system for cytogenetic analysis incorporates this same range of features in one integrated package.


  CytoVision Ultra

  The CytoVision Ultra is a flexible chromosome analysis system that allows laboratories to customize their imaging system in whatever configuration best suits their particular workflow requirements. The Ultra can be designed around the base Karyotyper system to include satellite workstations, laboratory director review stations, fluorescent DNA probe analysis modules and a variety of peripheral equipment, including high-resolution laser and color printers.
The Karyotyper itself consists of computerized image capture and analysis system incorporating pattern recognition and automated chromosome classification algorithms. The system provides automated karyotyping capabilities, automatic separation of touching or overlapping chromosomes (a common occurrence), a variety of user-defined image enhancement features, report annotation capabilities and full screen display options. This system entirely replaces the manual processing of photographic images that previously included photographing individual cells in metaphase, photographic development, the manual "cut-and-paste" of each chromosome, identifying the individual chromosomes, arranging them in order and preparation of the final karyotype report. This manual process may take 30 minutes to one hour of a technologist's time to process an individual sample. The comparable CytoVision process requires only 10 minutes or less of the same technologist's time. The DNA probe analysis module for the CytoVision Ultra utilizes the same imaging equipment to detect and analyze DNA
probes that have been applied to cell nuclei.   CytoVision systems equipped with
the DNA probe analysis option enhance images of often-faint fluorescent DNA probes and provide the operator with a range of optimized analytical tools. The system may also be upgraded to detect genetic amplifications and deletions in tumor cells utilizing a research technique known as comparative genomic hybridization (CGH).


  CytoVision RxFISH and RxFISH DNA Probe Reagents

  The newest system offered by the Company consists of a specialized fluorescent image analysis option for the CytoVision Ultra that allows laboratories to process color banded chromosome images developed using the Company's RxFISH research reagent system. This system takes advantage of a novel DNA probe technique for identifying each human chromosome with a unique color bar code that allows the Company's proprietary image analysis software to rapidly and accurately identify specific chromosomes, even in cases containing complex or cryptic rearrangements. The RxFISH system will be packaged with the CytoVision Ultra's DNA probe and CGH analysis modules to create an image analysis system well suited for use in those laboratories specializing in cancer cytogenetics research studies.

  All of the products in the CytoVision family are compatible and can be integrated into a network with common data management protocols. In addition to its analysis systems, the Company also sells a number of peripherals including a range of high quality printers and image capture workstations. A typical installation will include a number of interconnected CytoVision systems and components.


SALES, DISTRIBUTION AND MARKETING

  The Company currently sells its cytogenetic products to government and private clinical cytogenetic laboratories, hospital laboratories, research institutions, universities and pharmaceutical companies. The Company has sold such systems to over 600 customers in more than 35 countries. These customers utilize the Company's cytogenetic products for prenatal genetic screening as well as for certain cancer research studies. If regulatory clearance or approval is received, the Company initially plans to sell and distribute its prenatal screening products directly and through its established worldwide network of distributors and agents through which it sells and distributes its current products.

  In North America, the Company sells its cytogenetic products directly to its customers. The North American sales team is comprised of eight sales and application support specialists. Outside of North America, the Company sells its products either directly through local agents who are remunerated on a commission basis or through independent distributors. The Company manages its international sales and distribution activities from Applied Imaging International Ltd., the Company's wholly owned subsidiary located in the United Kingdom. The international sales team is comprised of eight sales and application support individuals, based in the United Kingdom and France. The Applied Imaging International Ltd. sales team supports all distributors and agents upon request. The Company's distributors are located in Australia, Hong Kong, Japan, Italy and South Korea. In addition, the Company has agents selling its cytogenetic products in a number of other countries primarily within Europe, the Middle East and the Pacific Rim.

  Because the Company's products are technically sophisticated, the Company's sales staff is supported by scientifically qualified and highly trained product specialists. The Company offers an annual maintenance program to its customers through its own support organization. The Company's marketing activities include telemarketing, product advertising and participation in trade shows and product seminars.



MANUFACTURING

  The Company assembles and tests components and subassemblies made by outside vendors to the Company's specifications and manufactures only when it believes significant value can be added. The Company's current products are assembled from a combination of (i) commodity technology components such as computers and monitors, (ii) custom subassemblies, such as automated filter wheels, and (iii) operating systems and application software. Any disruption or delay in the supply of components or custom subassemblies will have a material adverse effect on the Company. While the Company typically uses components and subassemblies that are available from alternate sources, any unanticipated interruption of the supply of these components or subassemblies could require the Company to redesign its products.

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



RESEARCH AND DEVELOPMENT

  The Company's research and development efforts include various research, product development, clinical evaluation and testing, quality assurance, regulatory and process development activities. The current focus of the Company's research and development efforts is the completion of the development of the Company's prenatal screening products and particularly the initiation of clinical trials. In addition, the Company is analyzing different methods for facilitating image analysis of fetal cell enriched samples. The Company's future research and development efforts are expected to include development of additional applications of the Company's current cytogenetic products and additional applications of the fetal cell screening technology under development. These potential additional applications may include the use of technology developed for fetal cell analysis for the characterization and monitoring of certain cancers and the diagnosis of certain single gene disorders. Development of these applications would require substantial additional funds and will be subject to technological, clinical, regulatory and other risks associated with new medical technologies. There can be no assurance that the Company will develop its prenatal screening products or any other future applications of such technology.


  Research and development expenses were approximately $7.4 million, $3.7 million and $2.9 million in 1997, 1996, and 1995, respectively.

PATENTS AND PROPRIETARY RIGHTS

  The Company actively seeks, when appropriate, protection for its products and proprietary information by means of United States and foreign patents and trademarks. The Company has one issued United States patent relating to its CytoVision System and has corresponding issued patents in certain European countries. In addition, the Company has three United States patents concerning its technology for enriching the concentration of fetal nucleated red blood cells from maternal blood samples. Corresponding applications were filed through the Patent Cooperation Treaty and preserve for the Company the right to file applications in various countries. The Company relies upon trade secrets, know-how and contractual arrangements to protect certain of its proprietary information and products.

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

  In 1996, the Company entered into a collaborative research agreement with Leiden University (''Leiden'') in the field of enrichment, isolation and analysis of fetal cells derived from maternal blood. Under the terms of the agreement, the Company has sole ownership of any jointly developed inventions and has an exclusive license to any issued patents owned solely by Leiden. The royalty rate for the exclusive license shall not be more than 5% of associated sales. In 1996, the Company entered into an agreement to acquire an invention for the use of certain antibodies in the identification of fetal cells from maternal blood. The agreement provides for the Company to pay certain expenses associated with obtaining a U.S. patent for the invention and a royalty of not more than 2% of net sales.

  In October, 1997, the Company entered into an exclusive worldwide licensing agreement with the University of Cambridge for the commercialization of DNA-probe technology recently developed by Cambridge researchers. The technology, known as Cross Species Color Banding, will be utilized by the Company in an effort to develop a range of research test reagents to detect and analyze chromosomal aberrations in various species. The Company expects to develop an initial test kit for color banding analysis of human chromosomes that will be made available for research use.

  The Company also relies upon trademarks to protect certain of its products, and holds a United States trademark registration for the mark ''CYTOSCAN.'' Registration for this mark and the mark ''CYTOVISION'' are held by the Company in certain foreign jurisdictions.

  The Company also has certain other trademark rights in the United States and other foreign countries. It is possible that third parties may allege superior rights to one or more of the Company's trademarks, or close variations, for those countries in which the Company is presently conducting business or may do so in the future. The Company's rights to use and register its marks in a given jurisdiction may depend on its rights relative to a third party's rights as governed by the laws of the pertinent country. Factors utilized to determine the relevant rights between parties include priority of the use or registration of the mark, how close the respective marks are in appearance, sound and/or meaning, as well as the goods to which they are applied. It is possible that the Company could be prevented from using or registering its trademarks in certain countries due to a superior third party right.


COMPETITION

  The market for the Company's current cytogenetic products is highly competitive. The Company believes that its primary competitors in this market include Perceptive Scientific Instruments, Inc. (a subsidiary of International Remote Imaging Systems, Inc.), and Vysis Inc. The principal competitive factors in this market are product features offered, ease of use, clarity of output, customer service capabilities, price and installed base. The Company believes it competes favorably with regard to these factors.

  With respect to its prenatal screening products under development, the Company is aware of other companies that are in the process of developing genetic screening products based on competing technologies designed to specifically isolate fetal blood cells in maternal blood samples. Certain of these companies have greater research and development, marketing and financial resources than the Company. These companies include Genzyme Inc. and Bioseparations Inc. Genzyme, through its Integrated Genetics subsidiary, specializes in providing genetic testing services and Bioseparations is a research-stage company focusing on fetal cell isolation methods.

  The medical diagnostic and biotechnology industries are subject to intense competition. The Company's fetal cell screening technology, if commercially marketed, will also be subject to intense competition from existing procedures such as the triple test. There can be no assurance that the Company's fetal cell screening technology under development will replace any existing procedures. The Company expects the principal competitive factors in the fetal cell screening market to be risk to the fetus, reliability, accuracy, range of disorders detected, cost savings to health care systems and payers and the price of testing.

  Certain of the Company's competitors have greater financial and technical resources and production and marketing capabilities than the Company. There can be no assurance that these competitors will not succeed in developing technologies and products that are more effective, easier to use or less expensive than those which are currently offered or being developed by the Company or that would render the Company's technology and products obsolete and noncompetitive. In addition, some of the Company's competitors have significantly greater experience than the Company in conducting clinical investigations of new diagnostic products and in obtaining FDA and other regulatory clearances and approvals of products. Accordingly, the Company's competitors may succeed in developing and obtaining regulatory approvals for such products more rapidly than the Company.

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

  Noncompliance with applicable FDA requirements can result in, among other things, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, distribution, sales, and marketing, refusal of the government to grant approval of a pre-market approval application (''PMA'') or clearance of a 510(k), withdrawal of marketing approvals or clearances, a recommendation by the FDA that the manufacturer or distributor not be permitted to enter into government contracts, and criminal prosecution. In certain circumstances, the FDA also has the authority to order the manufacturer or distributor of a device to repair, replace or refund the cost of the device. Failure to comply with regulatory requirements in the United States or abroad could have a material adverse effect on the Company's business, financial condition, and results of operations.

  Before a new medical device can be introduced into the market, the manufacturer must obtain FDA clearance of a 510(k) or approval of a PMA, unless the device is exempt from the requirement of such clearance or approval. A 510(k) clearance will be granted if the submitted information establishes that the device is substantially equivalent to a legally marketed Class I or II medical device or to a legally marketed Class III device that does not itself require an approved PMA prior to marketing (''predicate device''). A 510(k) must contain information to support a claim of substantial equivalence, which may include laboratory test results or the results of clinical studies of the device in humans. Commercial distribution of a device for which a 510(k) is required may begin only after the FDA issues a finding that the device is ''substantially equivalent'' to a predicate device. A 510(k) for a device incorporating new technology may be given a tier III level of review, which requires the submission of data from human clinical trials. The FDA is required to review 510(k) submissions within 90 days, but it generally takes from five to twelve months from the date of submission to obtain 510(k) clearance from the FDA; it may take longer and 510(k) clearance may never be obtained. The FDA may determine that a device is not ''substantially equivalent'' to a predicate device, or that additional information is needed before a substantial equivalence determination can be made.

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

  The Company submitted a protocol for clinical trials of the DNA probe product to the FDA in November of 1996. The Company intends to initiate a multisite, United States and international, clinical trial of the DNA probe component of its prenatal testing technology to detect chromosomal disorders in isolated fetal cells. There can be no assurance regarding the timing or nature of the FDA response regarding the DNA probe related protocol or the timing for the commencement of clinical trials. There can be no assurance that 510(k) clearance for any of the prenatal screening products under development or any other future product or modification of an existing product will be granted or that the clearance process will not be unduly lengthy and subjected to a thorough FDA review. The FDA has stated that the DNA probe product will require at least a 510(k) tier III level of review. Further, in its draft guidance for in vitro diagnostic devices utilizing cytogenetic in situ hybridization technology for the detection of genetic mutations, the FDA states that when such devices are intended for use as a ''stand-alone'' for test reporting based on interphase analysis, they will require a PMA that must be reviewed and approved by the FDA prior to sales, distribution and marketing of these products in the United States. The PMA process is typically more complex, expensive and time consuming than the 510(k) process. While the Company has made determinations regarding the appropriate form of approval, if any, required for its products, there can be no assurance that such determinations are correct, that the FDA will concur with such determinations or that such determinations may not be altered due to new interpretations or new data that may become available or changes in the FDA's policies.

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

  In addition, laboratories who purchase the Company's current products and/or the prenatal screening products under development could be subject to the Clinical Laboratory Improvement Amendments of 1988 (''CLIA''), which are intended to ensure the quality and reliability of medical testing conducted in laboratories in the United States. The Company's products should comply with CLIA regulations or the Company's ability to market its products could be negatively affected.

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

THIRD-PARTY REIMBURSEMENT AND HEALTH CARE REFORM

  In the United States, the Company's products are purchased primarily by medical institutions which then bill various third-party payors, such as Medicare, Medicaid, other government programs and private insurance plans ("Third-Party Payors") for the health care services provided to their patients. Third-Party Payors may deny reimbursement if they determine that the device used in a treatment was unnecessary, inappropriate, experimental or investigational, used for a non-approved indication, or not cost-effective and typically do not reimburse for devices used for research and investigational purposes. Accordingly, physicians must determine that the new clinical benefits of genetic screening procedures justify the additional cost. The market for the Company's current cytogenetic products could be adversely affected by changes in governmental and private third-party payors' policies and the market for the Company's fetal cell screening technology under development could be materially adversely effected by the failure of governmental and Third-Party Payors adopting policies to reimburse health care providers for the use of the Company's fetal cell screening technology under development. The unavailability of third-party coverage or the inadequacy of the reimbursement for medical procedures using the Company's products would adversely affect the Company's business, financial condition and results of operations. In both the United States and internationally, Third-Party Payors are increasingly challenging the prices charged for medical products and services. There can be no assurance that reimbursement for the procedures using the Company's products will be available or, if currently available, will continue to be available, or that future reimbursement policies of payors will not adversely affect the Company's ability to sell its products on a profitable basis. In addition, there can be no assurance that third-party reimbursement will be available for diagnostic procedures based on the Company's prenatal screening products under development.

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

EMPLOYEES

  As of December 31, 1997, the Company had 107 employees, of whom 46 were involved in research and development, 9 in manufacturing and manufacturing engineering, 37 in sales, marketing and customer service and 15 in finance and administration. As of December 31, 1997, 43 of the employees were based in the United Kingdom, 61 in the United States, 1 in Israel, and 2 in France. A total of 12 employees hold Ph.Ds, and 2 employees are M.D.'s. The Company's employees include a number of professional cytogeneticists who support and sell its product range. The Company believes its relationship with its employees to be good.

ADDITIONAL RISK FACTORS


PRENATAL SCREENING PRODUCTS IN EARLY STAGE OF DEVELOPMENT; NO ASSURANCE OF SUCCESSFUL DEVELOPMENT OR COMMERCIALIZATION

  The Company's prenatal screening products are in an early stage of development and testing. The isolation, identification, enrichment and analysis of fetal cells from a maternal blood sample is difficult and poses a significant technical challenge due to their rarity in maternal blood. The Company has not yet determined how many fetal cells, if any, can be routinely obtained using its process. In addition, fetal cells that circulate in maternal blood are not yet completely understood in terms of their variety and characteristics, such as longevity in maternal blood and fragility when exposed to various processes to enrich their concentration in a maternal blood sample. The Company has, and continues to, refine its processes and test reformulated enrichment media to determine if concentrations of fetal cells can be increased, but there can be no assurance that these efforts will prove successful. In addition, there can be no assurance that the Company's prenatal screening products will be able to detect fetal cells in amounts sufficient to allow for the detection and analysis of chromosomal abnormalities. There can be no assurance that the Company's prenatal screening products will be able to effectively and accurately detect Down Syndrome or other chromosomal abnormalities. The development and potential commercialization of the Company's prenatal screening products will require significant research and development, substantial investment and clinical testing and regulatory clearances or approvals. The Company plans to continue to conduct preclinical testing in order to analyze the feasibility of its prenatal screening products. Such efforts may disclose significant technical obstacles that need to be overcome prior to pursuing clinical trials and seeking necessary regulatory approvals. Such obstacles could have the effect of delaying or preventing the successful development of the Company's prenatal screening products. There can be no assurance that the Company will be able to develop this technology into reliable and effective prenatal screening products, that required regulatory clearances or approvals for commercialization will be obtained in a timely manner, or at all, or that the Company's prenatal screening products or other products under development, if introduced commercially, will be successful. If the Company is unable to successfully develop and market its prenatal screening products, the Company's business, financial condition and results of operations would be materially and adversely affected.

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


NO ASSURANCE OF CLINICAL ACCEPTANCE

  The isolation of fetal cells from maternal blood is a new and novel development. The clinical acceptance of the Company's prenatal screening products will depend upon its acceptance by the medical community and third-party payors as clinically useful, reliable, accurate, and cost-effective compared to existing and future procedures. Clinical acceptance will depend on numerous factors, including the establishment of the product's ability to isolate sufficient numbers of fetal cells during the early stages of pregnancy, to adequately enrich the concentration of nucleated fetal cells, and to reliably analyze and detect the presence of chromosomal abnormalities. Clinical acceptance will also depend on the receipt of regulatory clearances in the United States and internationally, the availability of third-party reimbursement and the Company's ability to adequately train laboratory technicians and cytogeneticists on how to use the prenatal screening products. In addition, there can be no assurance that the Company's prenatal screening products will be a preferable alternative to existing procedures such as the maternal AFP test or the triple test which detect neural tube defects in addition to chromosomal abnormalities, or that the prenatal screening products will not be rendered obsolete or noncompetitive by products under development by other companies.
The Company's products are intended to initially screen for Down Syndrome and may not compete favorably with widely accepted methodologies such as amniocentesis or CVS that are highly accurate and diagnose a broader range of abnormalities from one sample of fetal cells. Patient acceptance of the Company's prenatal testing products will depend in part upon physician recommendations as well as other factors, including the effectiveness and reliability of the procedure as compared to amniocentesis, CVS and serum marker procedures. Even if the Company's prenatal screening products are clinically adopted, physicians may elect not to recommend the procedure unless acceptable reimbursement from health care payors is available. There can be no assurance that the Company's prenatal screening products under development will be accepted by the medical community or that market demand for such products will be sufficient to allow the Company to achieve profitable operations. Failure of the Company's prenatal screening procedure, for whatever reason, to achieve significant clinical adoption or failure of the Company's products to achieve any significant market acceptance would have a material adverse effect on the Company's business, financial condition and results of operations.


ACCUMULATED DEFICIT; FUTURE LOSSES

  From its inception in July 1986 through the end of 1997, the Company has generated an accumulated deficit of approximately $19.5 million. The Company expects its operating losses to continue to increase as it continues its efforts to develop and test its prenatal screening products. There can be no assurance that its prenatal screening products under development will be commercially marketed or, if commercially marketed, that the Company will ever receive sufficient revenue to achieve profitability and failure to do so would have a material adverse effect on the Company's business, financial condition and results of operations.

QUARTERLY FLUCTUATIONS

  The Company has experienced and expects to continue to experience significant fluctuations in its quarterly operating results. Factors which may have an influence on the Company's operating results in a particular quarter include (i) demand for the Company's products, new product introductions by the Company or its competitors or transitions to new products; (ii) the results of preclinical or planned clinical trials and, if ever received, the timing of regulatory and third-party reimbursement approvals; (iii) the timing of orders and shipments;
(iv) the mix of sales between distributors and the Company's direct sales force;
(iv) competition, including pricing pressures; (v) the timing and amount of research and development expenses, including clinical trial-related expenditures; (vi) seasonal factors; (vii) foreign currency fluctuation; and
(viii) the delay between incurrence of expenses to develop new products, including related marketing and service capabilities, and realization of benefits from such efforts. The Company typically has experienced increased sales in its first and fourth quarter. The Company believes this pattern of fluctuating revenues reflects the budgetary spending practices of the Company's customer base which consists primarily of public and private cytogenetic laboratories, research organizations and hospitals operating on annual budgets. There can be no assurance that this trend will continue. In addition, currency devaluations and slower economic growth in Asia are expected to decrease demand for the Company's products in Asian markets. Due to all the foregoing factors, it is likely that in some future quarter the Company's operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially adversely affected.


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


UNCERTAINTY OF FDA OR OTHER REGULATORY CLEARANCES OR APPROVALS

  The testing, manufacturing, labeling, distribution, sale, and marketing, of the Company's products are subject to government regulation in the United States and other countries. The Company's future success will be significantly dependent upon commercial sales of its prenatal screening products under development. The Company will not be able to market these prenatal screening products for commercial use in the United States until the Company obtains clearance or approval from the United States Food and Drug Administration (''FDA'') for each device and will not be able to market such products overseas until it meets the safety and quality regulations of each foreign jurisdiction in which the Company seeks to sell such products. Noncompliance with applicable FDA requirements can result in severe administrative, civil and criminal sanctions.

  The Company's Cytoscan products were marketed until 1994 in the United States pursuant to pre-market notifications to the FDA under Section 510(k) of the Federal Food, Drug and Cosmetic Act (''510(k)''). A 510(k) pre-market notification must be supported by appropriate data establishing, to the satisfaction of the FDA, that a newly developed device is ''substantially equivalent'' to a legally marketed device that does not itself require FDA approval of a PMA. The Company's CytoVision product is the current model of the Cytoscan product, marketed pursuant to the original 510(k) filing.

  The Company has applied for three separate 510(k) clearances for the enrichment product, automated scanning product and the Fetal Hemoglobin Identification Kit. The Company has been notified by the FDA that the enrichment product may be marketed in the U.S. The DNA probe product will require either FDA clearance of a 510(k) with a tier III level of review or a PMA.

  The Company submitted a protocol for clinical trials of the DNA probe product to the FDA in November of 1996. The Company intends to initiate a multisite, U.S. and international, clinical trial of the DNA probe product to detect chromosomal disorders in isolated fetal cells during 1998, based upon the review of the protocol by the FDA. There can be no assurance regarding the timing or nature of the FDA response regarding the DNA probe related protocol or the timing for the commencement of clinical trials. There can be no assurance that 510(k) clearance for any of the Company's products under development or any other future product or modification of an existing product will be granted or that the clearance process will not be unduly lengthy and subjected to a thorough FDA review. The FDA has stated that the DNA probe product will require at least a 510(k) tier III level of review. Further, in its draft guidance for in vitro diagnostic devices utilizing cytogenetic in situ hybridization technology for the detection of genetic mutations, the FDA states that when such devices are intended for use as a ''stand-alone'' for test reporting based on interphase analysis, they will require a PMA that must be reviewed and approved by the FDA prior to sales, distribution and marketing of these products in the United States.

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

NEED TO COMPLY WITH INTERNATIONAL GOVERNMENT REGULATION

  The regulatory review process varies from country to country. Currently, the Company's products are subject to pre-market approval in several of the countries that are members of the European Union (''EU'') and subject to other regulatory requirements in those and other countries. In addition, the regulation of in vitro diagnostic devices (''IVDs'') and other medical devices continues to change. The Company may rely, in some circumstances, on its international distributors for compliance with regulatory requirements in those countries where the Company intends to use distributors. Any enforcement action by regulatory authorities with respect to regulatory noncompliance may have a material adverse effect on the Company's business, financial condition and results of operations.

  The time required to obtain approval for sale in foreign countries may be longer or shorter than that required for FDA clearance and the requirements may differ. In addition, there may be foreign regulatory barriers other than approval for sale.

  The Company plans to bring its instruments, when required, into compliance with the European Parliament's Electromagnetic Compatibility Directive (89/336/EEC) (the ''ECD'') and to be entitled to apply the CE mark, with respect to the ECD, to its instruments. The European Parliament has made a distinction between Medical Devices (''MDs'') and IVDs. The Company's instruments are not now subject to the requirements or advantages of the Medical Device Directive (93/42/EEC). There can be no assurance, however, that some or all of the Company's products will not be redefined as M.D.'s and made subject to this Directive by the EU or its member states, which may have a material adverse effect on the Company's business, financial condition, and results of operations. There can be no assurance, moreover, that member states, or any other European country, will not adopt other statutes or regulations that require approval to sale the Company products, or that will otherwise have a material adverse effect on the Company's business, financial condition, or results of operations.


DEPENDENCE UPON PATENTS AND PROPRIETARY TECHNOLOGY; RISK OF INFRINGEMENT

  The Company relies on trade secret protection and on its unpatented proprietary know-how in the development and manufacturing of its products.
There can be no assurance that the Company's trade secrets or proprietary technology will not become known or be independently developed by competitors in such a manner that the Company has no practical recourse. Nor can there be any assurance that others will not develop or acquire equivalent expertise or develop products that render the Company's current or future products noncompetitive or obsolete. There can be no assurance that the claims allowed under its patents will be sufficiently broad to protect what the Company believes to be its proprietary rights. In addition, there can be no assurance that issued patents will not be disallowed or circumvented by competitors, or that the rights granted thereunder will provide competitive advantages to the Company. Companies have filed applications for, or have been issued patents relating to, products or processes that may be competitive with certain of the Company's products or processes. The Company is unable to predict how the courts would resolve issues relating to the validity and scope of such patents.

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

  The medical device industry in general, and the industry segment that includes products for prenatal diagnostic screening in particular, have been characterized by substantial competition. Litigation regarding patent and other intellectual property rights, whether with or without merit, could be time consuming and expensive to respond to and could divert the Company's technical and management personnel. The Company may be involved in litigation to defend against claims of infringement by the Company, to enforce patents issued to the Company, or to protect trade secrets of the Company. If any relevant claims of third-party patents are held as infringed and not invalid in any litigation or administrative proceeding, the Company could be prevented from practicing the subject matter claimed in such patents, or would be required to obtain licenses from the patent owners of each such patent, or to redesign its products or processes to avoid infringement. In addition, in the event of any possible infringement, there can be no assurance that the Company would be successful in any attempt to redesign its products or processes to avoid such infringement. Accordingly, an adverse determination in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent the Company from manufacturing and selling its products, which would have a material adverse effect on the Company's business, financial condition and results of operations. Costly and time-consuming litigation brought by the Company may be necessary to enforce patents issued to the Company, to protect trade secrets or know-how owned by the Company, or to determine the enforceability, scope and validity of the proprietary rights of others.


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


SINGLE SOURCE COMPONENTS; DEPENDENCE ON KEY DISTRIBUTORS

  Certain components of the Company's prenatal screening products under development are expected to be in consumable enrichment kit form. The Company intends to initially subcontract the manufacture of such consumable enrichment kits; however, given the stage of the product's development, neither internal nor third party manufacturing processes have been established. The Company currently relies on a sole supplier for a certain component of its consumable enrichment kit. There can be no assurance that reliable, high volume commercial supplies of such component can be established at commercially reasonable costs or that a new supplier could be qualified in a timely manner if the supply of such component were interrupted. There can be no assurance that reliable high volume manufacturing of such gradients can be established at commercially reasonable costs or that a new supplier could be qualified in a timely manner if the supply of such gradients were interrupted. In addition, the Company proposes to use DNA probes in a prenatal screening kit under development, which are currently provided by a limited number of vendors. The Company purchases certain types of DNA probes from a particular supplier subject to such supplier meeting various performance standards. Such probes require FDA clearance or approval for marketing for clinical diagnostic procedures in the United States and may require FDA approval for export. The DNA probe market is characterized by extensive patent litigation and any court order with respect to infringement of intellectual property could adversely affect the supply of available and cost-effective DNA probes. While the Company believes that other sources for such DNA probes are available, if there were to be interruptions in obtaining supplies from its present source, the Company would have to qualify new sources of approved supply. Outside of North America and the United Kingdom, the Company relies substantially on independent distributors and sales agents to market and sell its products. There can be no assurance that distributors and agents will devote adequate resources to support sales of the Company's products. Moreover, agreements with a number of its distributors require that the Company indemnify such distributors against costs, expenses and liabilities relating to litigation regarding the Company's products and, despite these obligations of the Company, distributors may decide to reduce or end their selling efforts until an infringement dispute is resolved or settled.


RELIANCE ON INTERNATIONAL SALES AND OPERATIONS

  The Company has significant international operations based in the United Kingdom employing at December 31, 1997, approximately 43 employees. In 1997, 1996, and 1995, approximately 59%, 60% and 61% respectively, of the Company's total revenues were derived from customers and distributors outside of the United States and Canada. Until such time, if ever, as the FDA clears or approves the Company's fetal cell screening technology for marketing in the United States, the Company expects that international sales of cytogenetic products will continue to account for a significant portion of its revenues. Changes in overseas economic conditions, currency exchange rates, foreign tax laws, or tariffs or other trade regulations could have a material adverse effect on the Company's business, financial condition and results of operations. The international nature of the Company's business subjects it and its representatives, agents and distributors to laws and regulations of the foreign jurisdictions in which it operates or in which its products are sold. The regulation of medical devices in a number of such jurisdictions, particularly in the European Community, continues to develop and there can be no assurance that new laws or regulations will not have a material adverse effect on the Company's business. The laws of certain foreign countries may not protect the Company's intellectual property rights to the same extent, as do the laws of the United States.

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

INTERNATIONAL AVAILABILITY OF THIRD-PARTY REIMBURSEMENT; HEALTH CARE REFORM AND RELATED MATTERS

  In the United States, hospitals, physicians and other health care providers that purchase medical devices generally rely on Third-Party Payors, and other sources of reimbursement for health care costs to reimburse all or part of the cost of the procedure in which the medical device is being used. Certain Third-Party Payors are moving toward a managed care system in which they contract to provide comprehensive health care for a fixed cost per person. The fixed cost per person established by these Third-Party Payors may be independent of the hospital's cost incurred for the specific case and the specific devices used. Medicare and other Third-Party Payors are increasingly scrutinizing whether to cover new products and the level of reimbursement for covered products. Because the Company's fetal cell screening technology is currently under development and has not received FDA clearance or approval, uncertainty exists regarding the availability of third-party reimbursement for procedures that would use the Company's fetal cell screening technology. Failure by physicians, hospitals and other potential users of the Company's products or products currently under development to obtain sufficient reimbursement from Third-Party Payors for the procedures in which the Company's products or products currently under the development are intended to be used could have a material adverse effect on the Company's business, financial condition and results of operations.

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

  If the Company obtains the necessary foreign regulatory registrations or approvals, market acceptance of the Company's products and products currently under development in international markets would be dependent, in part, upon the availability of reimbursement within prevailing health care payment systems. Reimbursement and health care payment systems in international markets vary significantly by country, and include both government-sponsored health care and private insurance. There can be no assurance that any international reimbursement approvals will be obtained in a timely manner, if at all. Failure to receive international reimbursement approvals could have a material adverse effect on market acceptance of the Company's products in the international markets in which such approvals are sought.

  The Company believes that in the future, reimbursement will be subject to increased restrictions both in the United States and in international markets. The Company believes that the overall escalating cost of medical products and services will continue to lead to increased pressures on the health care industry, both foreign and domestic, to reduce the cost of products and services, including the Company's products and products currently under development. There can be no assurance in either United States or international markets that third-party reimbursement and coverage will be available or adequate, that future legislation, regulation or reimbursement policies of Third-Party Payors will not otherwise adversely affect the demand for the Company's products or products currently under development or its ability to sell its products on a profitable basis. The unavailability of Third-Party Payor coverage or the inadequacy of reimbursement could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, fundamental reforms in the health care industry in the United States and Europe continue to be considered, and there can be no assurance that such reform will not materially adversely affect the Company's business, financial condition and results of operations.

DEPENDENCE UPON KEY PERSONNEL

  The Company's future success depends in significant part upon the continued service of certain key scientific, technical and management personnel, and its continuing ability to attract and retain highly qualified scientific, technical and managerial personnel. Competition for such personnel is intense and there can be no assurance that the Company can retain its key scientific, technical and managerial personnel or that it can attract, assimilate or retain other highly qualified scientific, technical and managerial personnel in the future. The loss of key personnel especially if without advanced notice, or the inability to hire or retain qualified personnel could have a material adverse effect upon the Company's business, results of operations and financial condition.


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

ITEM 2.   PROPERTIES

  In the United States, Applied Imaging leases an approximately 14,000 square foot facility in Santa Clara, California, under a lease which terminates in November 30, 1998. The Company is currently reviewing its options which may include renewing its existing lease or moving to a new facility. The Company also leases an approximately 2,700 square foot facility in Pittsburgh, Pennsylvania, under a lease that terminates in July 1999. In the United Kingdom, Applied Imaging International Ltd. (''AII'') leases an approximately 10,000 square foot facility in Sunderland, which lease terminates in June 1998. AII has recently negotiated a new 10 year lease for a 12,000 foot facility in Newcastle and expects to take occupancy in June 1998. The Company believes that its facilities are adequate to meet its requirements through 1998.


ITEM 3.   LEGAL PROCEEDINGS

  The Company is not party to any legal proceedings.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  Not applicable.

                                    PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The Company's Common Stock is traded on the Nasdaq National Market under the symbol "AICX." The following table sets forth the range of the high and low sale prices by quarter as reported on the Nasdaq National Market from November 1996, when the Company's Common Stock commenced trading.

                                                 HIGH     LOW
                                                ------  -------
1996
Fourth Quarter                                   9 1/4    6  1/4

1997
First Quarter                                    9 1/4    5
Second Quarter                                   6 7/8    3  3/8
Third Quarter                                    6 7/8    4  1/8
Fourth Quarter                                   6 1/8    1 13/16

  As of March 12, 1998, the number of common stockholders of record was 165.
The Company currently intends to retain any earnings for use in its business and does not anticipate paying any cash dividends in the foreseeable future.

  On November 7, 1996, the Company commenced and completed its initial public offering (the "IPO") of 1,650,000 shares of its Common Stock, $0.001 par value per share, at a public offering price of $7.00 per share pursuant to a registration statement on Form S-1 (file no. 333-06703) filed with the Securities and Exchange Commission. All of the shares registered were sold. Montgomery Securities, Dillon, Read & Co. Inc. and Vector Securities International, Inc., were the managing underwriters of the IPO. Aggregate gross proceeds to the Company from the IPO (prior to deduction of underwriting discounts and commissions and expenses of the offering) were $11,550,000. There were no selling stockholders in the IPO.

  The Company paid underwriting discounts and commissions of $808,500 and other expenses of approximately $1,020,500 in connection with the IPO. The total expenses paid by the Company in the IPO were approximately $1,829,000, and the net proceeds to the Company in the IPO were approximately $9,721,000.

  From November 7, 1996, the effective date of the Registration Statement, to December 31, 1997, the approximate amount of net proceeds used were $7,200,000 for the development and commercialization of the Company's prenatal screening system; including costs related to clinical trials and regulatory approval, $258,000 for repayment of the Company's bank line of credit due in November 1996, and $909,000 for working capital and general corporate purposes.

ITEM 6.   SELECTED FINANCIAL DATA

                                                                                  YEAR ENDED DECEMBER 31,
                                                             -----------------------------------------------------------------
                                                                  1997            1996          1995        1994       1993
                                                             --------------  --------------  -----------  ---------  ---------
                                                                             (IN THOUSANDS, EXCEPT PER  SHARE DATA)
Statement of Operations Data:
Revenues:
 Product sales.............................................     $   10,457      $    9,259   $    8,106   $  7,021   $  6,189
 Software maintenance and service..........................          2,677           2,663        2,692      2,550      2,499
                                                                ----------      ----------   ----------   --------   --------
  Total revenues...........................................         13,134          11,922       10,798      9,571      8,681
Cost of revenues...........................................          6,284           5,974        5,484      5,350      4,965
                                                                ----------      ----------   ----------   --------   --------
  Gross profit.............................................          6,850           5,948        5,314      4,221      3,716
Operating Expenses:
 Research and development..................................          7,381           3,667        2,919      2,821      1,756
 Sales and marketing.......................................          3,740           3,088        2,918      2,524      2,543
 General and administrative................................          3,639           2,088        2,094      1,898      1,229
                                                                ----------      ----------   ----------   --------   --------

  Total operating expenses.................................         14,760           8,843        7,931      7,243      5,528
                                                                ----------      ----------   ----------   --------   --------

  Operating loss...........................................         (7,910)         (2,895)      (2,617)    (3,022)    (1,812)
Other income, net..........................................            398              14           71         52         39
                                                                ----------      ----------   ----------   --------   --------

Net loss...................................................     $   (7,512)     $   (2,881)  $   (2,546)  $ (2,970)  $ (1,773)
                                                                ==========      ==========   ==========   ========   ========


Net loss per share  Basic and diluted                               $(1.03)         $(1.43)      $(2.46)    $(3.07)    $(1.88)
                                                                ==========      ==========   ==========   ========   ========


Shares used to calculate Basic and diluted
  net loss per share                                             7,324,194       2,020,369    1,033,020    967,686    941,764
                                                                ==========      ==========   ==========   ========   ========

                                                                                   DECEMBER 31,
                                                                --------------------------------------------------
                                                                  1997       1996       1995      1994      1993
                                                                ---------  ---------  --------  --------  --------
                                                                                 (IN THOUSANDS)
Balance Sheet Data:
 Cash, cash equivalents and short-term investments............  $  8,378   $ 12,318   $ 5,156   $ 2,503   $ 4,461
 Working capital..............................................     7,171     10,700     3,249     1,712     4,756
 Total assets.................................................    14,714     16,473     9,373     7,441     9,666
 Non-current portion of long-term debt and capital
     lease obligations                                                89        229       231       336       173
 Accumulated deficit..........................................   (19,533)   (12,021)   (9,140)   (6,594)   (3,625)
 Total stockholders' equity(1)................................     8,943     12,005     4,714     2,811     5,813

___________
(1) No cash dividends have been declared with respect to the Company's Common and Preferred Stock.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The information set forth in this Item 7 below contains forward-looking statements, (designated by an *), and the Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth below under "Factors That May Affect Future Results," and those set forth under Item One on this document, including "Additional Risk Factors".

OVERVIEW

  Since its inception in 1986, the Company has principally been engaged in the design, development, manufacture and marketing of automated clinical analysis systems used by cytogenetic laboratories for prenatal and other genetic screening. The Company's cytogenetic instrumentation products include systems that enable laboratories to automate aspects of the detection of chromosomal abnormalities associated with conditions such as Down Syndrome. The Company sells its cytogenetic systems to government and private clinical cytogenetic laboratories, research institutions, universities and pharmaceutical companies, and has sold such systems to approximately 600 sites in over 35 countries.

  In 1993, the Company established a research project to develop proprietary prenatal screening products to detect chromosomal genetic disorders through the enrichment and analysis of fetal blood cells from a routine maternal blood sample. Since that time, the Company has devoted substantial resources to the development of these prenatal screening products. The Company's prenatal screening products, which the Company is developing, incorporate (i) a patented hematologically-based procedure to enrich and separate the fetal blood cells,
(ii) a fetal hemoglobin test kit, (iii) automated image analysis instrumentation to identify the fetal cells and (iv) the use of third-party DNA probes to identify certain chromosomal disorders present in fetal cells. The prenatal screening products under development are currently in preclinical evaluations, and the Company intends to continue preclinical and clinical evaluations of the products to establish them as a broadly applicable prenatal screening procedure. The Company anticipates that sales of the products, if cleared or approved by the FDA, will include a consumable enrichment kit used to separate fetal blood cells from maternal blood, a consumable hemoglobin identification kit and imaging instrumentation used to analyze these cells. The implementation of the Company's strategy is dependent upon the successful development and commercialization of the Company's prenatal screening products.

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

  The Company markets its products worldwide from its operations in the United States and the United Kingdom and performs research and development in the United States and Israel. Sales from the United States are primarily to customers within the United States. Revenues in the United Kingdom result from drop shipments of products from the United States directly to customers and from direct shipments from the United Kingdom.


RESULTS OF OPERATIONS


  Revenues.   Revenues increased to $13.1 million in 1997 from $11.9 million in
  --------
1996, and from $10.8 million in 1995, or annual increases of 10% for 1997 and 1996. The 1997 and 1996 increases in revenues were primarily attributable to continued demand by cytogenetic laboratories to automate aspects of otherwise labor-intensive analyses, to increase capacity of existing systems, or to replace older generation systems with the Company's

CytoVision products. Software and service contract revenues have remained relatively flat at $2.7 million for 1997, 1996 and 1995, and as a percentage of total revenues, decreased to 20% in 1997 from 22% in 1996 and from 25% in 1995. Software and service contract pricing is derived from product pricing, and with unit selling prices of the Company's CytoVision products, sold since 1994, significantly lower than earlier generation products, software and service contract pricing has decreased accordingly. For 1997, 1996 and 1995, revenues derived outside of North America have remained relatively consistent at approximately 59%, 60% and 61% of total revenues, respectively.

  Cost of Revenues.   Cost of revenues increased to $6.3 million in 1997, from
  ----------------
$6.0 million in 1996 and from $5.5 million in 1995, or 48%, 50% and 51% as a percentage of total revenues, respectively. This decrease in cost of revenues as a percentage of total revenues from year to year was attributable to increased product shipment volume and engineering design changes to reduce direct material and production costs. The decrease in cost of software maintenance and service is primarily due to lower staffing and material costs as a result of improved components which reduced the number of service calls.

  Research and Development Expenses.   Research and development expenses
  ---------------------------------
increased to approximately $7.4 million in 1997 from $3.7 million in 1996 and from $2.9 million in 1995. These year to year increases were due to increasing expenditures on the development of the prenatal screening products.

  Sales and Marketing Expenses.   Sales and marketing expenses increased to $3.7
  ----------------------------
million in 1997 from $3.1 million in 1996 and from $2.9 million in 1995. In 1997, 1996 and 1995, sales and marketing expenses as a percentage of total revenues remained relatively consistent ranging from 26% to 28%. The increase in 1997 is primarily attributable to additional marketing and sales management personnel and the associated recruitment and relocation costs.

  General and Administrative Expenses.   General and administrative expenses in
  -----------------------------------
1997 amounted to $3.6 million, increasing $1.5 million over 1996 and 1995. The increase is primarily due to increased administrative and management staff and associated costs related to public company reporting requirements and management infrastructure changes in anticipation of future growth. In addition, the Company incurred a charge of $480,000 in 1997 associated with executive management changes. In 1997, 1996 and 1995 general and administrative expenses were 28%, 18% and 19% of total revenues, respectively.


FACTORS THAT MAY AFFECT FUTURE RESULTS

  The Company's operating results may vary significantly depending on certain factors, including the effect of delays in its research and development program, adverse results in its clinical studies, delay in the introduction or shipment of new products, increased competition, adverse changes in the economic conditions in any of the several countries in which the Company does business, a slower growth rate in the Company's target markets, order deferrals in anticipation of new product releases, lack of market acceptance of new products, the uncertainty of FDA or other domestic and international regulatory clearances or approvals. For example, the Company expects a decline in 1998 first quarter revenues primarily as a result of the currency issues involving Southeast Asia and certain other Asian countries. *

  Due to the factors noted above, as well as the size of the Company's initial public offering completed in November, 1996, the Company's future earnings and stock price may be subject to significant volatility, particularly on a quarterly basis. Any shortfall in revenues or earnings from levels expected by security analysts could have an immediate and significant adverse effect on the trading price of the Company's common stock.


LIQUIDITY AND CAPITAL RESOURCES

  Since its inception in July 1986 through December 1997, the Company has generated an accumulated deficit of approximately $19.5 million. As of December 31, 1997, the Company had cash, cash equivalents and short-term investments of $8.4 million and working capital of $7.2 million, compared to $12.3 million and $10.7 million, respectively, at December 31, 1996. For the year ended December 31, 1997, cash used by operations totaled $7.2 million, compared to $1.8 million for the corresponding prior year. The increase in cash used by operations was primarily attributable to increased operating expenses associated with the Company's fetal cell screening program, increased general and administrative expenses to support future growth, public company reporting and compliance requirements, and a $1.9 million increase in accounts receivable. In addition, the Company consumed $1.1 million in 1997 for purchases of capital equipment compared to $0.5 million for the comparable prior year. Cash consumption from operations and property and equipment purchases was partially offset by cash generated from financing activities which were primarily the result of a private equity placement in May 1997 that netted $3.9 million.

  The Company expects negative cash flow from operations to continue into at least 1999, as it continues the development of its fetal cell technology, conducts clinical trials required for FDA clearance of the DNA probe portion of that technology, expands its marketing, sales and customer support capabilities, and adds administrative infrastructure. * The Company currently estimates that its capital resources will enable it to sustain through 1998*. There can be no assurance, however, that the Company will not be required to seek capital at an earlier date. The timing and amount of spending of such capital resources cannot be accurately determined at this time and will depend on several factors, including but not limited to, the progress of its research and development efforts and clinical investigation, the timing of regulatory approvals or clearances, competing technological and market developments, commercialization of products currently under development, and market acceptance and demand for the Company's products. In addition, as opportunities arise, proceeds may also be used to acquire businesses, technologies or products that complement any such acquisitions. * The Company may seek to obtain additional funds through equity or debt financing, collaborative or other arrangements with other companies, and from other sources. * No assurance can be given that additional financing will be available when needed or on terms acceptable to the Company. If adequate funds are not available, the Company could be required to delay development or commercialization of certain products, to license to third parties the rights to commercialize certain products or technologies that the Company would otherwise seek to commercialize itself, or to reduce the marketing, customer support, or other resources devoted to certain products. *

  Year 2000 Compliance

  The Company is aware of the issues associated with the programming code in existing computer systems as the year 2000 approaches. The "year 2000 problem" is pervasive and complex as virtually every computer operation will be affected in some way by the rollover of the two-digit year value to 00. The issue is whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. Management is in the process of working with its software vendors to assure that the Company is prepared for the year 2000*. Management does not anticipate that the Company will incur significant operating expenses or be required to invest heavily in computer systems improvements to be year 2000 compliant*. However, significant uncertainty exists concerning the potential costs and effects associated with any year 2000 compliance. The Company will implement an upgrade to its management information system that the Company believes is year 2000 compliant*. Any year 2000 compliance problem of either the company or its suppliers or partners or customers, could materially adversely affect the Company's business, results of operation, financial condition and prospects*.

  New Accounting Pronouncements

  On February 3, 1998, the Securities and Exchange Commission (''SEC'') issued Staff Accounting Bulletin (''SAB'') No. 98. SAB No. 98 requires certain stock options and warrants issued for nominal consideration to be treated as outstanding for all reporting periods in the same manner as shares issued in a stock split or a recapitalization effected contemporaneously with the initial public offering. The Company originally included shares issued to employees at less than fair market value as nominal issuances in the earnings per share (''EPS'') calculation, as presented in the Company's press release on February 10, 1998. Subsequently, the SEC indicated that nominal shares generally do not include options issued to employees for services rendered. The Company recomputed EPS in accordance with the most recent guidance provided by the SEC with respect to SAB No. 98.

  In October 1997, the American Institute of Certified Public Accounts issued Statement of Position (''SOP'') No. 97-2, "Software Revenue Recognition," which supersedes SOP No. 91-1. The Company will be required to adopt SOP 97-2 prospectively for software transactions entered into beginning January 1, 1998. SOP No. 97-2 generally requires revenue earned on software arrangements involving multiple elements such as software products, upgrades, enhancements, post-contract customer support, installation, and training to be allocated to each element based on the relative fair values of the elements. The fair value of an element must be based on evidence that is specific to the vendor. If a vendor does not have evidence of the fair value for all elements in a multiple-element arrangement, all revenue from the arrangement is deferred until such evidence exists or until all elements are delivered. The Company's management anticipates that the adoption of SOP No. 97-2 will not have a material effect on the Company's operating results.

  In June 1997, the FASB issued SFAS 130, "Reporting Comprehensive Income". This Statement establishes standards for reporting and displaying comprehensive income and its components in the financial statements. It requires that a company classify items of other comprehensive income, as defined by accounting standards, by their nature (e.g. unrealized gains or losses on securities) in a financial statement, but does not require a specific format for that statement. The Company is in the process of determining its preferred format. The accumulated balance of other comprehensive income is to be displayed separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. This Statement is effective with fiscal 1998 financial statements. Reclassification of financial statements for earlier periods provided for comparative purposes is required.

  In June 1997, the FASB issued SFAS 131, "Disclosures about Segments of an Enterprise and Related Information". The Statement requires that a public business enterprise report financial and descriptive information about its reportable operating segments on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. This statement is effective with fiscal 1998 financial statements. The Company is currently evaluating the implications of this statement.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


The Board of Directors
Applied Imaging Corp.:

  We have audited the accompanying consolidated balance sheets of Applied Imaging Corp. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements to based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Applied Imaging Corp. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.


                                  KPMG Peat Marwick LLP

Mountain View, California
February 6, 1998

                             APPLIED IMAGING CORP.
                                AND SUBSIDIARIES

                          Consolidated Balance Sheets


                                                                        1997             1996
                                                                     -----------      -----------
                                     Assets
Current assets:
  Cash and cash equivalents..........................................  $ 2,918,000      $12,318,000
  Short-term investments.............................................    5,460,000               --
  Trade accounts receivable (less allowance for doubtful
    accounts of $ 191,000 and $228,000)..............................    3,358,000        1,454,000
  Inventories........................................................      849,000          831,000
  Prepaid expenses and other assets..................................      268,000          336,000
                                                                       -----------      -----------
Total current assets.................................................   12,853,000       14,939,000
Property and equipment...............................................    1,793,000        1,234,000
Other assets.........................................................       68,000          300,000
                                                                       -----------      -----------
                                                                       $14,714,000      $16,473,000
                                                                       ===========      ===========

                         Liabilities and Stockholders' Equity
Current liabilities:
  Current portion of bank debt.......................................   $  299,000        $   33,000
  Current portion of capital lease obligation........................       34,000                --
  Accounts payable...................................................    1,754,000         1,679,000
  Accrued expenses...................................................    2,434,000         1,304,000
  Deferred revenue...................................................    1,161,000         1,223,000
                                                                         ---------         ---------
    Total current liabilities........................................    5,682,000         4,239,000
Bank debt, less current portion......................................           --           229,000
Capital lease obligation, less current portion.......................       89,000                --

Commitments

Stockholders' equity:
  Common stock; $0.001 par value; 20,000,000 shares authorized;
    7,667,956 and 6,823,835 shares issued and outstanding............        8,000             7,000
  Additional paid-in capital.........................................   29,636,000        25,569,000
  Accumulated deficit................................................  (19,533,000)      (12,021,000)
  Deferred stock compensation........................................     (801,000)       (1,183,000)
  Cumulative translation adjustment..................................     (367,000)         (367,000)
                                                                      ------------      ------------
    Total stockholders' equity.......................................    8,943,000        12,005,000

                                                                      $ 14,714,000      $ 16,473,000
                                                                      ============      ============



          See accompanying notes to consolidated financial statements.

                             APPLIED IMAGING CORP.
                                AND SUBSIDIARIES

                     Consolidated Statements of Operations

                                                                                        December 31,
                                                                   ------------------------------------------------------
                                                                         1997              1996               1995
                                                                   ----------------  -----------------  -----------------
Revenues:
  Product sales..................................................      $10,457,000        $ 9,259,000        $ 8,106,000
  Software maintenance and service...............................        2,677,000          2,663,000          2,692,000
                                                                       -----------        -----------        -----------
   Total revenues................................................       13,134,000         11,922,000         10,798,000
                                                                       -----------        -----------        -----------

Cost of revenues:
  Product sales..................................................        5,188,000          4,501,000          4,171,000
  Software maintenance and service...............................        1,096,000          1,473,000          1,313,000
                                                                       -----------        -----------        -----------
   Total cost of revenues........................................        6,284,000          5,974,000          5,484,000
                                                                       -----------        -----------        -----------
   Gross profit..................................................        6,850,000          5,948,000          5,314,000
                                                                       -----------        -----------        -----------

Operating expenses:
  Research and development.......................................        7,381,000          3,667,000          2,919,000
  Sales and marketing............................................        3,740,000          3,088,000          2,918,000
  General and administrative.....................................        3,639,000          2,088,000          2,094,000
                                                                       -----------        -----------        -----------
   Total operating expenses......................................       14,760,000          8,843,000          7,931,000
                                                                       -----------        -----------        -----------
   Operating loss................................................       (7,910,000)        (2,895,000)        (2,617,000)

Other income, net................................................          398,000             14,000             71,000
                                                                       -----------        -----------        -----------

   Net loss......................................................      $(7,512,000)       $(2,881,000)       $(2,546,000)
                                                                       ===========        ===========        ===========

Net loss per share-Basic and diluted.............................           $(1.03)            $(1.43)            $(2.46)
                                                                       ===========        ===========        ===========

Shares used to calculate Basic and diluted net loss per share....        7,324,194          2,020,369          1,033,020
                                                                       ===========        ===========        ===========




          See accompanying notes to consolidated financial statements.

                             APPLIED IMAGING CORP.
                                AND SUBSIDIARIES

                Consolidated Statements of Stockholders' Equity


                                  PREFERRED STOCK          COMMON STOCK      ADDITIONAL                    DEFERRED
                             ------------------------    ----------------     PAID-IN     ACCUMULATED       STOCK
                                SHARES      AMOUNT       SHARES    AMOUNT     CAPITAL       DEFICIT     COMPENSATION
                             -----------  -----------    -------  -------   ----------    -----------   ------------
Balances as of December 31,
1994.......................   2,812,962      $ 3,000     973,510  $ 1,000  $ 9,768,000  $ (6,594,000)            --
Exercise of common stock
 options...................          --           --      94,275       --       44,000            --             --
Compensation expense
 related to employee
 stock options.............          --           --          --       --       59,000            --             --
Issuances of Series J
 preferred stock, net of
 $356,000 offering costs...   1,106,217        1,000          --       --    4,345,000            --             --
Net loss...................          --           --          --       --           --    (2,546,000)            --
                             ----------   ----------   ---------  -------  -----------  ------------   ------------
Balances as of December 31,
1995.......................   3,919,179        4,000   1,067,785    1,000   14,216,000    (9,140,000)            --
Exercise of common stock
 options...................          --           --      89,250       --      161,000            --             --
Initial public offering
 (IPO) of common stock,
 net of $1,829,000
 offering costs............          --           --   1,650,000    2,000    9,719,000            --             --
Preferred stock converted
 to common stock in
 connection with IPO.......  (3,919,179)      (4,000)  3,960,017    4,000           --            --             --
Net exercise of 110,416
 Series F preferred stock
 warrants in connection
 with IPO..................          --           --      56,783       --           --            --             --
Deferred employee stock
 option compensation.......          --           --          --       --    1,473,000            --     (1,473,000)
Amortization of deferred
 stock compensation........          --           --          --       --           --            --        290,000
Net loss...................          --           --          --       --           --    (2,881,000)            --
                             ----------   ----------   ---------  -------  -----------  ------------   ------------
Balances as of December 31,
 1996......................          --           --   6,823,835    7,000   25,569,000   (12,021,000)    (1,183,000)
Exercise of common stock...
 options...................          --           --      34,003       --       72,000            --             --
Private placement of
 common stock net of
 $59,000 offering
  costs....................          --           --     796,020    1,000    3,940,000            --             --
Stock issued in connection
  with employee stock purchase
  plan.....................          --           --          --   14,098           --        55,000             --
Amortization of deferred
 stock compensation........          --           --          --       --           --            --        382,000
Net Loss...................          --           --          --       --           --    (7,512,000)            --

Balances as of December 31,
1997.......................          --           --   7,667,956  $ 8,000  $29,636,000  $(19,533,000)   $  (801,000)
                             ==========   ==========   =========  =======  ===========  ============   ============


                               CUMULATIVE       TOTAL
                              TRANSLATION   STOCKHOLDERS'
                               ADJUSTMENT       EQUITY
                              ------------  --------------
Balances as of December 31,
1994.......................     $(367,000)    $ 2,811,000
Exercise of common stock
 options...................            --          44,000
Compensation expense
 related to employee
 stock options.............            --          59,000
Issuances of Series J
 preferred stock, net of
 $356,000 offering costs...            --       4,346,000
Net loss...................            --      (2,546,000)
                              -----------     -----------
Balances as of December 31,
1995.......................      (367,000)      4,714,000
Exercise of common stock
 options...................            --         161,000
Initial public offering
 (IPO) of common stock,
 net of $1,829,000
 offering costs............            --       9,721,000
Preferred stock converted
 to common stock in
 connection with IPO.......            --              --
Net exercise of 110,416
 Series F preferred stock
 warrants in connection
 with IPO..................            --              --
Deferred employee stock
 option compensation.......            --              --
Amortization of deferred
 stock compensation........            --         290,000
Net loss...................            --      (2,881,000)
                              -----------     -----------
Balances as of December 31,
 1996......................      (367,000)     12,005,000
Exercise of common stock...
 options...................            --          72,000
Private placement of
 common stock net of
 $59,000 offering costs....            --       3,941,000
Stock issued in connection
 with employee stock purchase
  plan.....................            --          55,000
Amortization of deferred
 stock compensation........            --         382,000
Net Loss...................            --      (7,512,000)

Balances as of December 31,
1997.......................     $(367,000)    $ 8,943,000
                              ===========     ===========

          See accompanying notes to consolidated financial statements.

                             APPLIED IMAGING CORP.
                                AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

                                                                                       December 31,
                                                                   -----------------------------------------------------
                                                                         1997              1996               1995
                                                                   ----------------  -----------------  -----------------
Cash flows from operating activities:
  Net loss.......................................................      $(7,512,000)       $(2,881,000)       $(2,546,000)
  Adjustments to reconcile net loss to net cash used for
         operating activities:
   Depreciation and amortization.................................          695,000            583,000            556,000
   Unrealized exchange (gain) loss...............................               --             33,000            (17,000)
   Compensation expense related to employee stock options........          382,000            290,000            153,000
   Loss on sale of other assets..................................           29,000                 --                 --
   Changes in operating assets and liabilities:
     Trade accounts receivable...................................       (1,904,000)            47,000            439,000
     Inventories.................................................          (18,000)            49,000            253,000
     Prepaid expenses and other assets...........................           68,000           (196,000)           290,000
     Accounts payable............................................           75,000            538,000           (309,000)
     Accrued expenses............................................        1,130,000           (126,000)           497,000
     Deferred revenue............................................          (62,000)          (163,000)            91,000
                                                                       -----------        -----------        -----------
     Net cash used for operating activities......................       (7,117,000)        (1,826,000)          (593,000)
Cash flows from investing activities:
  Purchase of short-term investments.............................       (7,456,000)                --         (2,997,000)
  Proceeds from sales and maturities of investments..............        1,996,000          2,997,000                 --
  Purchase of equipment..........................................       (1,119,000)          (498,000)          (808,000)
  Other assets...................................................          203,000             71,000              9,000
                                                                       -----------        -----------        -----------
     Net cash provided by (used for) investing activities........       (6,376,000)         2,570,000         (3,796,000)
                                                                       -----------        -----------        -----------

Cash flows from financing activities:
  Proceeds from issuance of preferred stock......................               --                 --          4,346,000
  Net proceeds from issuance of common stock.....................        4,068,000          9,882,000             44,000
  Bank loan proceeds/(payments) - net............................           38,000           (467,000)          (345,000)
  Capital lease payments.........................................          (13,000)                --                 --
                                                                       -----------        -----------        -----------
     Net cash provided by financing activities...................        4,093,000          9,415,000          4,045,000
                                                                       -----------        -----------        -----------
Net increase (decrease) in cash and cash equivalents.............       (9,400,000)        10,159,000           (344,000)
Cash and cash equivalents at beginning of year...................       12,318,000          2,159,000          2,503,000
                                                                       -----------        -----------        -----------
Cash and cash equivalents at end of year.........................      $ 2,918,000        $12,318,000        $ 2,159,000
                                                                       ===========        ===========        ===========
Supplemental disclosure of cash paid for interest................      $    39,000        $    86,000        $   110,000
                                                                       ===========        ===========        ===========
Supplemental disclosure of non-cash investing and financing
 activities:
       Equipment acquired through capital leases.................      $   135,000                 --                 --
                                                                       ===========        ===========        ===========
       Deferred compensation relating to employee stock options..               --        $ 1,473,000                 --
                                                                       ===========        ===========        ===========
   Conversion of preferred stock and preferred stock warrants
     into common stock...........................................               --        $     4,000                 --
                                                                       ===========        ===========        ===========



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


Foreign Exchange

  The Company accounts for its foreign operations in accordance with Statement of Financial Accounting Standards (SFAS) No. 52, Foreign Currency Translation. Prior to April 1994, the functional currency for Applied Imaging International, Limited was the British pound and, accordingly, translation adjustments resulting from the conversion of the subsidiary's financial statements into U.S. dollars were accumulated and reported as a separate component of stockholders' equity. Beginning in April 1994, certain operational and organizational changes within the Company caused the functional currency for the Company's subsidiary to become the U.S. dollar. Therefore, monetary assets and liabilities of the subsidiary are remeasured at year-end exchange rates while nonmonetary items are remeasured at historical rates. Revenue and expense accounts related to monetary assets and liabilities are remeasured at the average rates in effect during the year. Revenue and expenses related to non-monetary assets and liabilities are translated at historical rates. Translation adjustments resulting from the conversion of the subsidiary's financial statements into U.S. dollars are currently recognized in the consolidated statement of operations in the year of occurrence. The functional currency of Applied Imaging, Limited is also the U.S. dollar.

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

 Initial Public Offering

  The Company completed its initial public offering on November 7, 1996, whereby 1,650,000 shares of common stock were issued for approximately $9,721,000 in proceeds, net of underwriters' discounts and issuance costs of $1,829,000. Amounts included in the accompanying balance sheet as of December 31, 1997 and 1996, reflect the conversion of all outstanding shares of preferred stock into 3,960,017 shares of common stock and the net exercise of the Series F warrants into 56,783 shares of common stock.

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

 Research and Development Expenditures

  Research and development expenditures are charged to expense as incurred.

 Earnings (loss) per Share

  The company has reported losses per share in accordance with the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards No. 128 ''Earnings Per Share.'' SFAS No. 128 which requires the presentation of basic earnings per share (''EPS'') and, for companies with complex capital structures (or potentially dilutive securities, such as convertible debt, options and warrants), diluted EPS.

  There were no reconciling items of the numerators and denominators of the basic and diluted EPS computation. Securities excluded from the computation of EPS because their effect on EPS was antidilutive, but could dilute basic EPS in future periods are as follows:

                          1997                1996                1995
                   ------------------  ------------------  ------------------
Options                     1,199,272             481,250             356,250
Warrants                      681,744             508,734             565,517
Preferred Stock                    --                  --           3,960,017
                            ---------             -------           ---------
Total                       1,881,016             989,984           4,881,784
                            =========             =======           =========


 Cash Equivalents and Short-Term Investments

  All investments with original maturities of three months or less are considered by the Company to be cash equivalents.

 Inventories

  Inventories are stated at the lower of cost (first in, first out) or market.

 Property and Equipment

  Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the respective assets, generally three to five years. Recoverability of property and equipment is measured by comparison of its carrying amount to future net cash flows the property and equipment are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the property and equipment exceeds its fair market value. To date, the company has made no adjustments to the carrying values of its long-lived assets.

                     APPLIED IMAGING CORP. AND SUBSIDIARIES

 Short-Term Investments

  Short-term investments consist of investments acquired with maturities exceeding three months. While the Company's intent is to hold debt securities to maturity, consistent with Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company has classified all securities as available-for-sale, as the sale of such securities may be required prior to maturity to implement management strategies. Such securities are reported at fair value with unrealized gains or losses excluded from earnings and reported as a separate component of shareholder's equity, net of applicable taxes.

  The cost and estimated fair value of available-for-sale securities as of December 31, 1997, by contractual maturity consisted of the following:


                                 DUE IN ONE YEAR OR LESS      DUE IN MORE THAN ONE YEAR
                                 -----------------------      -------------------------
Certificate of deposits                   $1,000                       $2,269
Bonds                                     $2,191                       $   --
                                          ------                    ---------
                                          $3,191                       $2,269
                                          ======                       ======


 Capitalized Software Costs

   Computer software development costs incurred subsequent to the determination of product technological feasibility are capitalized in accordance with the provisions of SFAS No. 86, Accounting for the Cost of Computer Software to be Sold, Leased or Otherwise Marketed. Amortization of these capitalized costs is provided using the greater of the ratio of revenues generated in the period over total future revenues of the product, or the straight-line method over the estimated market life of the related products, generally three years, commencing when the product becomes generally available to customers. For the years ended December 31, 1997, 1996 and 1995, software development costs incurred subsequent to the establishment of technological feasibility have not been material. The net book value of capitalized costs is not significant and is included in other assets in the consolidated balance sheets.


 Stock Based Compensation

  The Company uses the intrinsic value method to account for stock-based compensation.

 Income Taxes

  The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, which prescribes an asset and liability approach that results in the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's consolidated financial statements or tax returns. Valuation allowances are provided when necessary to reduce deferred tax assets to the amount expected to be realized. In estimating future tax consequences, SFAS No. 109 generally considers all expected future events other than enactment of changes in tax laws or rates.

                     APPLIED IMAGING CORP. AND SUBSIDIARIES

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

(2)   INVENTORIES

  A summary of inventories follows:
                                                 December 31,
                                          -----------------------
                                            1997           1996
                                          --------       --------
Raw materials..........................   $721,000       $759,000
Work in process........................     85,000         46,000
Finished goods.........................     43,000         26,000
                                          --------       --------
                                          $849,000       $831,000
                                          ========       ========
(3)   PROPERTY AND EQUIPMENT

  A summary of property and equipment follows:

                                                    December 31,
                                             -----------------------
                                               1997           1996
                                             --------       --------
Equipment.................................   $2,793,000     $2,187,000
Demonstration equipment...................    1,275,000        875,000
Furniture and fixtures....................     489,000        242,000
                                            ----------     ----------
                                             4,557,000      3,304,000
Less accumulated depreciation.............   2,764,000      2,070,000
                                            ----------     ----------
                                            $1,793,000     $1,234,000
                                            ==========     ==========
(4)   ACCRUED EXPENSES

    A summary of accrued expenses follows:

                                                      December 31,
                                               -----------------------
                                                 1997           1996
                                               --------       --------
Compensation and related costs............. $  649,000     $  625,000
Severance..................................    480,000             --
Other......................................  1,305,000        679,000
                                            ----------     ----------
                                            $2,434,000     $1,304,000
                                            ==========     ==========

                     APPLIED IMAGING CORP. AND SUBSIDIARIES

(5)   BANK DEBT

  A summary of bank debt follows:

                                                                     DECEMBER 31,
                                                               ----------------------
                                                                  1997         1996
                                                               ---------     --------
Applied Imaging International, Limited:
 Bank note payable in monthly installments through
   June 2004; bearing interest at the bank's base
   rate plus 3% (9.00% as of December 31, 1996).............   $      --     $262,000
                                                               ---------     --------
                                                                      --      262,000
Less current portion........................................          --       33,000
                                                               ---------     --------
                                                               $      --     $229,000
                                                               =========     ========

  The bank note relating to Applied Imaging International, Limited is denominated in British pounds and relates to the purchase of real property from a related party in March 1994. The real property is recorded at cost, which approximates market value, and is included in other assets in the accompanying 1996 consolidated balance sheet. Such real property was sold in 1997.

  Applied Imaging International, Limited has a (Pounds)500,000 unsecured line of credit with an international bank which is guaranteed by the Company. The line of credit is available until April 15, 1998, and bears interest at 3% above the bank's base rate, which was 7.25% as of December 31, 1997. As of December 31, 1997 amounts outstanding under this facility amounted to $299,000.

(6)   STOCKHOLDERS' EQUITY

  Common Stock

  The Company is authorized to issue 20,000,000 shares of common stock. As of December 31, 1997, there were warrants outstanding to purchase 173,010 shares of common stock at $5.78 per share, 368,734 shares at $5.25 per share and 140,000 shares at $4.25 per share. These warrants expire in 2000, 1998 and 2000, respectively.

   As of December 31, 1997, 1,378,985 shares of common stock were reserved for issuance under the Company's 1988 Amended and Restated Incentive Stock Option Plan (the 1988 Option Plan). Under the 1988 Option Plan, stock options may be granted to Board members, officers, key employees, and consultants at the fair market value of the common stock at the date of the grant, as determined by the Board. Options are exercisable over 5 to 10 years from the date of grant, and typically vest ratably over 4 years. In 1994, the Company enacted a Directors Option Plan designed to encourage participation on the Company's Board. Under this plan, 5,000 shares per year are automatically granted to non-employee directors. The terms of the plan allow the granting of stock options upon initial election to the Board and for each subsequent term on the Board. As of December 31, 1997 there were 120,000 shares reserved for issuance under this plan and a total of 30,000 options have been granted.

                     APPLIED IMAGING CORP. AND SUBSIDIARIES

  Accounting for Stock-Based Compensation

  As of December 31, 1997, there were 209,713 options available for grant under the 1988 Option Plan. In 1996, the Company recorded a deferred charge of $1,473,000, representing the difference between the exercise price and the deemed fair value of the Company's common stock for 246,750 shares subject to common stock options granted in the 12-month period preceding the IPO. The deferred stock compensation is being amortized to compensation expense over the period during which the options become exercisable, generally four years.

  The Company has adopted the pro forma disclosure provisions of SFAS No. 123. Had compensation cost for the Company's stock-based compensation plans been determined in a manner consistent with the fair value approach described in SFAS No. 123 ''Accounting for Stock-Based Compensation'', the Company's net loss and pro forma net loss per share as reported would have been increased to the pro forma amounts indicated below.

                                              YEAR ENDED
                                             DECEMBER 31,
                                    ------------------------------
                                      1997       1996      1995
                                    ---------  --------  ---------
           Net loss:
             As reported..........   $(7,512)  $(2,881)   $(2,546)
             Pro forma............   $(8,218)  $(2,965)   $(2,558)
           Net loss per share:
             As reported:
               Basic and diluted..   $ (1.03)  $ (1.43)   $ (2.46)
             Pro forma:
               Basic and diluted..   $ (1.12)  $ (1.47)   $ (2.48)

  Pro forma net loss reflects only options granted in 1997, 1996 and 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not in the pro forma net loss amounts presented above because compensation cost is reflected over the period equivalent to the options' vesting period of 4 years and compensation cost for options granted prior to January 1, 1995 is not considered.

  On February 2, 1998, the Company's board of directors approved an amendment to reprice options outstanding under the Company's 1988 Stock Option Plan with exercise prices over $3.00 per share. On February 2, 1998, holders of such options were offered the choice of retaining their existing options without amendment or accepting the amendment of their stock options. The exercise price of the amended options is $2.44 per share, which equals the fair market value of the Company's common stock on February 2, 1998. Vesting of the amended options occurs over four years and begins on February 2, 1998. Holders of the options had until March 30, 1998 to make an irrevocable decision to either retain their existing options without amendment or accept the amendment to their options. The amendment of the options is treated for accounting purposes as if the Company cancelled the existing options and issued on February 2, 1998 new options with the lower exercise price and new vesting schedule.

  The fair value of each option is estimated on the date of grant using the fair value method with the following weighted-average assumptions: volatility of 60%, no dividends, an expected life of three years, and risk-free interest rates of 6.16% for the year ended December 31, 1997, 5.71% for the year ended December 31, 1996, and 6.63% for the year ended December 31, 1995.

                     APPLIED IMAGING CORP. AND SUBSIDIARIES

  A summary of the status of the Company's fixed stock option activity for the years ended December 31, 1997, 1996 and 1995, is as follows:

                                                                  WEIGHTED-  WEIGHTED
                                                                   AVERAGE   AVERAGE
                                                                  EXERCISE     FAIR
                                                        SHARES      PRICE     VALUE
                                                      ----------  ---------  --------
Outstanding at December 31, 1994....................    396,550       $1.86
Granted--Exercise price equals market value.........     58,500        1.98     $0.95
Granted--Exercise price less than market value......      8,000        1.98      7.53
Canceled............................................    (12,525)       2.27
Exercised...........................................    (94,275)       0.47
                                                      ---------
Outstanding at December 31, 1995....................    356,250        2.24
Granted--Exercise price equals market value.........    238,750        2.66      7.38
Granted--Exercise prices less than market value.....     53,750        2.66      2.90
Canceled............................................    (78,250)       2.80
Exercised...........................................    (89,250)       1.80
                                                      ---------
Outstanding at December 31, 1996....................    481,250        2.48
Granted--Exercise price equals market value.........    443,750        5.67      2.93
Granted--Exercise prices greater than market value..    269,400        3.87      1.88
Granted--Exercise prices less than market value.....     60,250        4.05     $2.15
Canceled............................................    (21,375)       3.90
Exercised...........................................    (34,003)       2.15
                                                      ---------
Outstanding at December 31, 1997....................  1,199,272       $4.04

  The following table summarizes information about fixed stock options outstanding as of December 31, 1997:

                                    OPTIONS OUTSTANDING            OPTIONS EXERCISABLE
                       ------------------------------------------  -------------------
                                         WEIGHTED
                                          AVERAGE        WEIGHTED            WEIGHTED
      RANGE OF                           REMAINING       AVERAGE              AVERAGE
      EXERCISE           NUMBER         CONTRACTUAL      EXERCISE            EXERCISE
       PRICES          OUTSTANDING         LIFE           PRICE     NUMBER     PRICE
---------------------  -----------  -------------------  --------  --------  ---------
From $1.80 to $2.75        487,022           8.32 years     $2.11   143,688      $1.80
From $2.80 to $5.63        580,750           9.07 years      5.15    49,125       2.95
From $6.13 to $7.00        131,500           9.28 years      6.26     3,501       7.00
                         ---------  -------------------     -----   -------      -----
                         1,199,272           8.79 years     $4.04   196,314      $2.18


  On June 19, 1996, the Board adopted, effective upon the closing of the IPO, the Company's Employee Stock Purchase Plan (the Plan) whereby eligible employees may purchase common stock through payroll deductions of up to 10% of compensation, at a per share price of 85% of the fair market value of the Company's common stock on the enrollment date or the exercise date six months later, whichever is lower. As of December 31, 1997 there were 185,902 shares reserved for issuance under the Plan.

(7)  INCOME TAXES

  The Company has not recorded an income tax benefit in 1997, 1996, and 1995 due to the recording of a valuation allowance as an offset to net deferred tax assets. A valuation allowance is provided due to uncertainties relating to the realization of deferred tax assets.

                     APPLIED IMAGING CORP. AND SUBSIDIARIES

  The tax effects of temporary differences that give rise to significant portions of deferred tax assets are presented below:

                                                                                    December 31,
                                                                         ----------------------------------
                                                                            1997        1996        1995
                                                                         ----------  ----------  ----------
Deferred tax assets:
Accounts receivable, principally due to the allowance for doubtful
 accounts..............................................................  $   43,000  $   43,000  $   24,000
Inventories, principally due to the allowance for obsolete inventory,
 and additional costs inventoried for tax purposes.....................     146,000     131,000      96,000
Tangible and intangible assets, principally due to differences in
 depreciation and amortization.........................................          --          --      45,000
Revenue deferred for financial statement purposes, not for tax
 reporting purposes....................................................          --     220,000     241,000
Deferred compensation not currently deductible.........................     122,000     101,000          --
Accrued expenses, not currently deductible.............................     415,000      90,000      75,000
Net operating loss carryforwards.......................................   6,109,000   4,055,000   3,081,000
Business credit carryforwards..........................................     540,000     386,000     282,000
                                                                         ----------  ----------  ----------
Total gross deferred tax assets........................................   7,375,000   5,026,000   3,844,000
Less valuation allowance...............................................   7,368,000   4,967,000   3,844,000
                                                                         ----------  ----------  ----------
Net deferred tax assets................................................  $    7,000  $   59,000  $       --
Deferred tax liabilities:
 Tangible and intangible assets, principally due to
 differences in depreciation and amortization..........................       7,000      59,000          --
                                                                         ----------  ----------  ----------
Total gross deferred tax liability.....................................       7,000      59,000          --
                                                                         ----------  ----------  ----------
Net deferred tax assets................................................  $       --  $       --  $       --
                                                                         ==========  ==========  ==========

  As of December 31, 1997, the Company had net operating loss carryforwards for U.S. federal, U.K., and California state tax return purposes of approximately $15,693,000, $1,808,000, and $3,034,000, respectively. The federal and
California net operating loss carryforwards expire in the years 2012 and 2002, respectively. The Company's U.K. net operating loss carryforward is available indefinitely to offset its U.K. trading profits arising from distribution operations. The difference between the tax loss carryforwards and the accumulated deficit primarily relates to timing differences in the recognition of deferred revenue, accrued compensation, and certain reserves.

  The Internal Revenue Code of 1986 and the California Conformity Act of 1987 substantially restrict the ability of a corporation to utilize existing net operating losses and credits in the event of an "ownership change". The several issuances of preferred stock and the initial public offering have resulted in multiple ownership changes since inception of the Company. Approximately $10,300,000 of the federal net operating loss carryforward will be subject to an annual limitation in the aggregate of $800,000. Any unused annual limitation can be carried over and added to the succeeding year's annual limitation within the allowable carryforward period.

                     APPLIED IMAGING CORP. AND SUBSIDIARIES

(8)   COMMITMENTS

  The Company has various noncancelable operating leases for equipment, vehicles, and facilities expiring through 2005. The facility leases generally contain renewal options for periods ranging from two to three years and require the Company to pay all executory costs such as maintenance, property taxes, and insurance. Rent expense under operating leases aggregated $351,000, $264,000, and $326,000 during 1997, 1996 and 1995, respectively. The Company's primary lease commitments are for its facilities in the United Kingdom, which aggregate approximately (Pounds)114,000 per year through 2002, with a five-year renewal option held by the Company, and for its facilities in the United States, which aggregate approximately $248,000 and $26,000 for 1998 and 1999, respectively.

  The Company has a capital lease commitment of $151,000, including interest of $28,000 at 10%, which calls for annual payments of $34,000 through the year 2001 and a payment of $15,000 in 2002.

  In October 1997, the Company entered into an exclusive worldwide licensing agreement with the University of Cambridge for the commercialization of DNA-probe technology recently developed by the Cambridge researchers. The agreement requires minimum annual royalty payments of $30,000 and the payment for specific research related projects. The agreement will remain in full force and effect until the expiration of the last patent right or ten years whichever is the later

(9)  EMPLOYEE BENEFIT PLANS

  In January, 1994, the Company implemented a retirement savings and investment plan that is intended to qualify under Section 401(k) of the Internal Revenue Code (the 401(k) Plan) covering all of the Company's United States-based employees. An employee may elect to defer, in the form of contributions to the 401(k) Plan on his or her behalf, up to 15% of the total compensation that would otherwise be paid to the employee, not to exceed the amount allowed by applicable Internal Revenue Service guidelines. The Company matches 100% of the amounts deferred by the employee participants up to 3% of such employee's total compensation and such matching amounts vest over a three-year period from the initial participation date. Contributions by employees or by the Company to the 401(k) Plan, and income earned on plan contributions, are not taxable to employees until withdrawn from the 401(k) Plan. Contributions by the Company are deductible by the Company when made. The Company contributed $85,000, $69,000 and $51,000 in 1997, 1996 and 1995, respectively.

  The Company's United Kingdom-based employees are covered by retirement savings plans (the International Retirement Plans). Under such plans, an employee may elect to make contributions of 3.5% of such employee's earnings. Amounts contributed by the Company range 5.5% to 10.5% of such employee's earnings. During 1997, 1996 and 1995, respectively, the Company made contributions to the Internal Retirement Plans totaling $60,000, $47,000 and $43,000, respectively. Contributions by employees or by the Company to the International Retirement Plans, and income earned on plan contributions, are not taxable to employees until withdrawn from such plans. Contributions by the Company are deductible by the Company when made.

                     APPLIED IMAGING CORP. AND SUBSIDIARIES

(10)   Other Income, Net

  The components of other income, net are as follows:

                                                December 31,
                                     ----------------------------------
                                        1997        1996        1995
                                     ----------  ----------  ----------
  Interest income..................  $ 595,000   $ 208,000   $ 143,000
  Interest expense.................    (49,000)    (86,000)   (110,000)
  Gain (loss) on foreign exchange..   (163,000)   (112,000)     34,000
  Miscellaneous income.............     15,000       4,000       4,000
                                     ---------   ---------   ---------
                                     $ 398,000   $  14,000   $  71,000
                                     =========   =========   =========

(11)   Foreign Operations

  The Company markets its products worldwide from its operations in the United States and the United Kingdom and performs research and development in the United States and Israel. Sales from the United States are primarily to customers within the United States. Revenues in the United Kingdom resulted from drop shipments of product from the United States directly to customers and from direct shipments from the United Kingdom. Selected financial data by primary geographic area for the years ended December 31, 1997, 1996, and 1995 follow.
In 1995 and 1996, operating losses incurred by Israel are offset by funding received in connection with the grant discussed at Note 12.

                                            Year Ended December 31,
                                    ----------------------------------------
                                        1997          1996          1995
                                    ------------  -------------  -----------

Sales to unaffiliated customers:
  United States...................  $ 5,328,000    $ 4,797,000   $ 4,254,000
  United Kingdom..................    7,806,000      7,125,000     6,544,000
                                    -----------    -----------   -----------
     Total........................  $13,134,000    $11,922,000   $10,798,000
                                    ===========    ===========   ===========

Operating loss:
  United States...................  $ 6,856,000    $ 2,794,000   $ 2,548,000
  United Kingdom..................      546,000         31,000        69,000
  Israel..........................      508,000         70,000            --
                                    -----------    -----------   -----------
     Total........................  $ 7,910,000    $ 2,895,000   $ 2,617,000
                                    ===========    ===========   ===========

                                                  December 31,
                                    ----------------------------------------
                                       1997           1996          1995
                                    -----------    -----------   -----------
Total assets:
  United States...................  $11,051,000    $13,032,000   $ 6,473,000
  United Kingdom..................    3,438,000      3,046,000     2,755,000
  Israel..........................      225,000        395,000       145,000
                                    -----------    -----------   -----------
     Total........................  $14,714,000    $16,473,000   $ 9,373,000
                                    ===========    ===========   ===========

Net assets:
  United States...................  $ 8,414,000    $11,393,000   $ 4,183,000
  United Kingdom..................    1,073,000        736,000       491,000
  Israel..........................     (544,000)      (124,000)       40,000
                                    -----------    -----------   -----------
     Total........................  $ 8,943,000    $12,005,000   $ 4,714,000
                                    ===========    ===========   ===========

  Substantially all of the sales within the U.K. are denominated in British pounds. The Company generally does not enter into any arrangements to hedge the effect of foreign currency changes on its foreign currency denominated assets and liabilities.

                     APPLIED IMAGING CORP. AND SUBSIDIARIES

(12)   Research and Development Arrangement

  During 1995, the Company was awarded a grant by the Israel-United States Binational Industrial Research and Development (BIRD) Foundation. With the funding received from the grant, the Company began research operations in its Israel subsidiary relating to its fetal cell program. All funds received by the Company in advance of performing the related research and development are recorded as a deferred credit in the accompanying consolidated balance sheets and, as expenses are incurred, the deferred credit is depleted. Over the life of the grant, the Company could receive up to $543,000 in matching funds. These funds, as well as any accrued interest, will be required to be paid back to the BIRD Foundation if future revenues are realized from the related research and development activities, at the rate of 2 1/2 % of such future revenues generated in the first year such revenues occur, and 5% of revenues in succeeding years, over a six-year period, up to a maximum of 150% of the funds received. As of December 31, 1997, the Company has received a total of $492,000 in funding and no further funding is expected. The Company has recognized credits to its expenses of approximately $34,000 during 1997, $361,000 during 1996 and $97,000 during 1995.

(13) PRIVATE PLACEMENT TRANSACTION

  On May 22, 1997, the Company consummated a private sale of 796,020 shares of its Common Stock to certain partnerships affiliated with New Enterprise Associates, a principal owner of the Company at $5.025 per share. The price per share was calculated as the average of the closing prices of the Company's Common Stock as reported on the Nasdaq National Market System for the previous five trading days prior to the day of the transaction closing date. Thomas C. McConnell, a director of the company, is an affiliate of New Enterprise Associates. In connection with this transaction, the Company also issued warrants, which may be exercised within a three-year period ending May 21, 2000 to acquire an aggregate of 173,010 shares of the Company's Common Stock at a purchase price of $5.78 per share. The Company allocated a portion of the proceeds to the warrants based on the fair value using the Black-Scholes model and such amount is included within common stock.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                    PART III

  Certain information required by Part III is omitted from this Report on Form 10-K in that the Registrant will file a definitive proxy statement within 120 days after the end of its fiscal year pursuant to Regulation 14A with respect to the 1998 Annual Meeting of Stockholders (the ''Proxy Statement'') and certain information included therein is incorporated herein by reference.


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Certain of the information required by this item relating to directors is incorporated by reference to the information under the caption ''Proposal No. 1 -- Election of Directors'' in the Proxy Statement.

  The executive officers of the Registrant, who are elected by the board of directors, are as follows:

NAME                             Age       POSITION
------------------------------  -----      ------------------------------------
Jack Goldstein, Ph.D.              50      Chief Executive Officer and President
Abraham I. Coriat (1).........     49      Chairman of the Board of Directors
Michael W. Burgett, Ph.D......     52      Executive Vice President
Leslie G. Grant, Ph.D.........     45      Executive Vice President
Neil E. Woodruff (2)..........     51      Chief Financial Officer and Secretary
Carl Hull.....................     40      Vice President Worldwide Marketing

(1) Mr. Coriat resigned as Chief Executive Officer in April 1997 and was replaced by Dr. Goldstein. Mr. Coriat resigned as Chairman of the Board and as a Director in February 1998.

(2) Mr. Woodruff resigned as Chief Financial Officer and Secretary in February 1998.

  Jack Goldstein, Ph.D. joined the Company as Chief Executive Officer and President in April 1997. Dr. Goldstein has 23 years of management experience at leading healthcare companies. From 1986 to 1997, Dr. Goldstein worked for Johnson & Johnson in various executive management positions including President of Ortho Diagnostic Systems and Executive Vice President of Professional Diagnostics at Johnson & Johnson World Headquarters. Prior to his tenure at Johnson & Johnson, Dr. Goldstein served in management positions at Baxter Healthcare Corporation and American Home Products Corporation. Dr. Goldstein holds a B.A. degree in Biology from Rider University, an M.S. in Immunology and a Ph.D. in Microbiology from St. John's University.

  Abraham I. Coriat the founder of the Company, has been with the Company since 1986. He served as Chief Executive Officer until April 1997, and Chairman of the Board until his resignation in February 1998. From 1981 to 1986, he served as Business Area Manager and Engineering Manager for International Imaging Systems in their medical and industrial imaging divisions. Mr. Coriat has 23 years of experience in the imaging and medical industry, including various senior engineering positions in England, Belgium and Italy. He holds an Electrical Engineering degree from INSA (Institut National de Sciences Appliquees), France.

  Michael W. Burgett Ph.D., joined the Company as President of the Genetic Diagnostics Division in February 1996. In 1997 he became an Executive Vice President of the Company. Dr. Burgett has 23 years of experience in the medical diagnostics industry, including 14 years in senior management positions. From 1987 to 1996, Dr. Burgett held various general management, operations and product development positions with Ortho Diagnostic System Inc., a Johnson & Johnson Company, most recently acting as Vice President and General Manager of their blood bank business. Prior to that, Dr. Burgett held various research and development and program management positions with SmithKline Beckman, Inc., International Diagnostics Technology, Inc., and BioRad Laboratories, Inc. Dr. Burgett holds a B.A. and an M.A. in Biology from San Francisco State University and a Ph.D. in Chemistry from the University of Texas at Austin.

  Leslie G. Grant Ph.D., has been President and Chief Operating Officer of the Company's Cytogenetics Division since February 1992. In 1997 he became and Executive Vice President of the Company. He joined the Company in October 1991 as Managing Director of Applied Imaging International Ltd. From 1980 to 1991, Dr. Grant held various general management and senior engineering positions with GEC-Marconi. Dr. Grant has 20 years experience in the instrumentation and medical industry, including 11 years in senior management positions. Dr. Grant holds a B.S. in Mathematics and a Ph.D. in Mathematics and Electronic Engineering from the University of Hull, United Kingdom.

  Neil E. Woodruff served as Chief Financial Officer of the Company from April 1990 until his resignation in February 1998, and Secretary from 1993 until February 1998. Mr. Woodruff has 25 years experience in finance and the high technology industry. From 1983 to 1990, Mr. Woodruff held various financial and general management positions with General Signal Corp. Prior to that, Mr. Woodruff held various finance posts with Epitaxy, Inc., National Semiconductor and General Instrument Corp. Mr. Woodruff holds a B.S. in Finance from the University of Santa Clara. Mr. Woodruff resigned from the Company in February 1998.

  Carl Hull joined the Company as Vice President of Worldwide Marketing in August 1997. Prior to joining the Company, Mr. Hull served as Vice President of Marketing and Business Development for Ventana Medical Systems. From 1982 to 1996, he served in various marketing and sales management positions at Abbott Laboratories, including Vice President and General Manager of Abbott Laboratories, Puerto Rico. He also served as Marketing Manager Far-East, Marketing manager for Hematology Products, District Sales Manager as well as Product Manager for several diagnostic product lines. Mr. Hull received his MBA from University of Chicago and a B.A. in Political Science and International Relations at Johns Hopkins University.

ITEM 11.   EXECUTIVE COMPENSATION

  The information required by this item is incorporated by reference to the information under the caption ''Executive Compensation'' in the Proxy Statement.


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by this item is incorporated by reference to the information under the caption ''Record Date and Stock Ownership'' in the Proxy Statement.


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by this item is incorporated by reference to the information under the caption ''Certain Transactions'' in the Proxy Statement.

                                    PART IV

Item 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  1.   Financial Statements

          The following Financial Statements of Applied Imaging Corp. and Report of KPMG Peat Marwick LLP, have been provided as Item 8, above:

          Report of KPMG Peat Marwick LLP, Certified Public Accountants

          Consolidated Balance Sheets, 1997 and 1996

          Consolidated Statements of Operations, Years Ended December 31, 1997, 1996 and 1995

          Consolidated Statements of Stockholders' Equity, Years Ended December 31, 1997, 1996 and 1995

          Consolidated Statements of Cash Flows, Years Ended December 31, 1997, 1996 and 1995

          Notes to Consolidated Financial Statements

  2.      FINANCIAL STATEMENT SCHEDULES

          The financial statement schedule entitled ''Valuation and Qualifying Accounts'' is included at page 54 of this Form 10-K.

          All other schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or the notes thereto.

  3.      EXHIBITS

          Refer to (c) below.


(b)       REPORTS ON FORM 8-K

          The Company was not required to and did not file any reports on Form 8-K during the three months ended December 31, 1997.

(c)       EXHIBITS

EXHIBIT NO.                                                 Description
----------------  -----------------------------------------------------------------------------------------------
          3.1(1)  Restated Certificate of Incorporation of the Registrant.
          3.2     Bylaws of the Registrant, as amended.
          4.1(1)  Specimen Common Stock Certificate.
         10.1(1)  Form of Indemnification Agreement for directors and officers.
         10.2(1)  Amended and Restated 1988 Incentive Stock Option Plan and form of agreement thereunder.
         10.3(1)  1994 Director Option Plan and form of subsequent agreement thereunder.
         10.4(1)  Employee Stock Purchase Plan.
         10.5(1)  Amended and Restated Registration Rights Agreements.
         10.6(1)  License Agreement dated December 1, 1993 between the Registrant and Chronomed, Inc.
         10.7(1)  Assignment dated December 1, 1993 by and between the Registrant and Alex Saunders, M.D.
         10.8(1)  Lease dated February 15, 1994 for the Registrant's headquarters in Santa Clara, CA.
      10.9(a)(1)  Lease for Site No. BT. 2003/1A, Hylton Park, Sunderland, England, between English Industrial
                  Estates Corporation and Applied Imaging International Ltd., dated June 12, 1992.
      10.9(b)(1)  Lease for Site No. BT.2003/3A, Hylton Park, Sunderland, England, between English Industrial
                  Estates Corporation and Applied Imaging International Ltd., dated June 12, 1992.

EXHIBIT NO.                                               Description
-------------  --------------------------------------------------------------------------------------------------
   10.9(c)(1)  Underlease for Site No. BT.2003/1A between Applied Imaging International Ltd. And RTC North
               Limited, dated February 14, 1996.
   10.9(d)(1)  Supplement to Underlease for Site No. BT.2003/1A between Applied Imaging International Ltd.
               And RTC North Limited, dated February 14, 1996.
     10.10(1)  Employment Letter Agreement dated August 12, 1991 between the Registrant and Leslie G. Grant.
     10.11(1)  Amendment to Employment Letter Agreement between the Registrant and Leslie G. Grant, dated
               February 12, 1996.
     10.12(1)  Employment Letter Agreement dated January 12, 1996 between the Registrant and Michael W.
               Burgett, Ph.D., and supplement thereto, dated January 20, 1996.
     10.13(1)  Know-How License Agreement dated November 1989 between Medical Research Council and
               Shandon Scientific Limited (assigned to the Registrant in November 1989), as amended, July 5,
               1994.
     10.14(1)  Cooperative Research and Development Agreement, dated June 10, 1995 between Registrant and the National Institute of Health.
     10.15(1)  Supply & Distribution Agreement dated March 3, 1994 between Cytocell Ltd. And Registrant.
     10.16(1)  Research Purchase Agreement dated March 26, 1996 between Pharmacia Biotech AB and
               Registrant.
     10.17(1)  Development Agreement dated February 5, 1996 between Em Industries and Registrant.
     10.18(1)  Security and Loan Agreement dated September 5, 1995 between Registrant and Imperial Bank.
     10.19(1)  Extension to Security and Loan Agreement dated September 16, 1996 between Registrant and
               Imperial.
     10.20(1)  Agreement dated October 3, 1996 between Mitchell S. Golbus and the Registrant.
     10.21(2)  License Agreement dated October 24, 1997 between Cambridge University and the Registrant.
     10.22     Employment Letter Agreement dated July 21, 1997 between the Company and Carl Hull.
     10.23     Employment Letter Agreement dated April 2, 1997 between the Company and Jack Goldstein, Ph.D. and amendment dated April 4, 1997.
      21.1(1)  List of Subsidiaries of the Registrant.
      23.1     Consent of KPMG Peat Marwick LLP.
      24.1     Power of Attorney (included at page 52 below).
      27.1     Financial Data Schedule.

--------------
(1) Filed as an Exhibit to the Company's Registration Statement on Form S-1 (File No. 333-06703) and incorporated herein by reference.
(2) Confidential Treatment requested for portions of this exhibit.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  Applied Imaging Corp.



Date:  March 31, 1998             By:  /s/ Jack Goldstein
                                      -----------------------
                                           JACK GOLDSTEIN
                                      Chief Executive Officer

                               POWER OF ATTORNEY

  KNOW ALL MEN AND WOMEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jack Goldstein his or her attorney-in-fact, with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue thereof.

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

              Signatures                              TITLE                       DATE
---------------------------------------  -------------------------------   ------------------
           /S/ Jack Goldstein          Chief Executive Officer and          March 31, 1998
----------------------------------       Director (Principal
           (JACK GOLDSTEIN)              Executive Officer)


        /S/ Michael J. Braden          Corporate Controller                 March 31, 1998
----------------------------------      (Principal
           (MICHAEL J. BRADEN)          Accounting Officer)


     /s/   John F. Blakemore, Jr.      Director                             March 31, 1998
----------------------------------
        (JOHN F. BLAKEMORE, JR.)


                                       Director
----------------------------------
        (GILBERT J.R. MCCABE)



              Signatures                              TITLE                       DATE
---------------------------------------  -------------------------------   ------------------

    /s/  Thomas C. McConnell           Director                             March 31, 1998
----------------------------------
      (THOMAS C. MCCONNELL)


     /s/   Andre F. Marion             Director                             March 31, 1998
----------------------------------
          (ANDRE F. MARION)


      /s/  Robert C. Miller            Director                             March 31, 1998
----------------------------------
        (ROBERT C. MILLER)


                                       Director
----------------------------------
           (G. KIRK RAAB)

                             APPLIED IMAGING CORP.


                 SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)


                                                          BALANCE AT      CHARGED TO                      BALANCE AT
                                                         BEGINNING OF     COSTS AND      DEDUCTIONS/        END OF
                                                             YEAR          EXPENSES       RECOVERIES         YEAR
                                                        --------------  --------------  --------------  --------------
Allowance for doubtful accounts
   Year ended December 31, 1997                               $228             $10             $47            $191
   Year ended December 31, 1996                               $166             $76             $14            $228

                                 EXHIBIT INDEX

  Exhibit
    No.                                                  DESCRIPTION
------------  --------------------------------------------------------------------------------------------------
         3.2  Bylaws of the Registrant, as amended.
       10.21  License Agreement dated October 24, 1997 between Cambridge University and the Registrant.
       10.22  Employment Letter Agreement dated July 21, 1997 between the Company and Carl Hull.
       10.23  Employment Letter Agreement dated April 2, 1997 between the Company and Jack Goldstein, Ph.D. and amendment dated April 4, 1997.
        24.1  Power of Attorney, included at page 52, above.
        27.1  Financial Data Schedule.