Form 10-Q
period 1998-03-31
APPLIED IMAGING CORP
filed 1998-05-12
CIK 816066

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON,  D.C.  20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998.


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

                                (408) 562-0250
             (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.        Yes  X    No
                                             -----    -----


As of March 31, 1998, 7,670,703 shares of the Registrant's Common Stock were outstanding.

                             APPLIED IMAGING CORP.


                                     INDEX




                                                                        Page
                                                                        ----
                         PART I.  FINANCIAL INFORMATION
                         ------------------------------

Item 1.  Financial Statements

               Condensed Consolidated Balance Sheets
               March 31, 1998 and December 31, 1997....................  3

               Condensed Consolidated Statements of Operations
               Three months ended March  31, 1998 and 1997.............  4

               Condensed Consolidated Statements of Cash Flows
               Three months ended March 31, 1998 and 1997..............  5

               Notes to Interim Condensed Consolidated
               Financial Statements....................................  6-7

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.................  8-9


                          PART II.  OTHER INFORMATION
                          ---------------------------

Item 2.  Changes in Securities and Use of Proceeds

         From the date of the sale of securities under the Company's
Registration Statement on Form S-1 (File No. 333-06703), which was declared effective on November 7, 1996 (the "Offering"), through March 31, 1998, the
Company has used all proceeds of the Offering.

Item 6.  Exhibits and Reports on Form 8-K..............................  10

         Signatures....................................................  11


PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1. FINANCIAL STATEMENTS

                    APPLIED IMAGING CORP. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                March 31,          December 31,
                                                  1998                 1997
                                                ---------          ------------
                                               (Unaudited)
ASSETS

Current assets:
        Cash and cash equivalents.............. $  1,020            $  2,918
        Short term investments.................    4,954               5,460
        Trade accounts receivable, net.........    2,818               3,358
        Inventories............................      840                 849
        Prepaid expenses and other assets......      651                 268
                                                --------            --------
                Total current assets...........   10,283              12,853
Property and equipment, net....................    1,849               1,793
Other assets, net..............................       83                  68
                                                --------            --------
                TOTAL ASSETS................... $ 12,215            $ 14,714
                                                ========            ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
        Current portion of bank debt........... $    725            $    333
        Accounts payable.......................    1,438               1,754
        Accrued expenses.......................    2,340               2,434
        Deferred revenue.......................    1,062               1,161
                                                --------            --------
                Total current liabilities......    5,565               5,682
        Long-term liabilities..................       83                  89
                                                --------            --------
                Total liabilities..............    5,648               5,771


Stockholder' equity:

        Common stock...........................        8                   8
        Additional paid-in capital.............   29,642              29,636
        Deferred compensation..................     (704)               (801)
        Other comprehensive income.............     (367)               (367)
        Accumulated deficit....................  (22,012)            (19,533)
                                                --------            --------
                Total stockholders' equity.....    6,567               8,943
                                                --------            --------
                TOTAL LIABILITIES AND
                   STOCKHOLDERS' EQUITY........ $ 12,215            $ 14,714
                                                ========            ========


    See accompanying notes to condensed consolidated financial statements.

                    APPLIED IMAGING CORP. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)
                                  (Unaudited)

                                                        Three months ended
                                                              March 31,
                                                        ------------------
                                                          1998      1997
                                                        --------  --------
Revenues..............................................  $ 2,674   $ 3,722
Cost of revenues......................................    1,241     1,643
                                                        -------   -------
        Gross profit..................................    1,433     2,079
                                                        -------   -------
Operating expenses:
        Research and development......................    1,923     1,584
        Sales and marketing...........................    1,329       832
        General and administrative....................      727       688
                                                        -------   -------
                Total operating expenses..............    3,979     3,104
                                                        -------   -------
                Operating loss........................   (2,546)   (1,025)

Other income/(expense), net...........................       67        81
                                                        -------   -------
        Net loss......................................  $(2,479)  $  (944)
                                                        =======   =======

Net loss per share - basic and diluted................  $ (0.32)  $ (0.14)
                                                        =======   =======

Weighted average shares outstanding...................    7,668     6,825
                                                        =======   =======


    See accompanying notes to condensed consolidated financial statements.

                    APPLIED IMAGING CORP. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (Unaudited)

                                                                                Three months ended March 31,
                                                                                ----------------------------
                                                                                  1998                1997
                                                                                --------            --------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Loss..................................................................  $(2,479)             $  (944)
    Adjustments to reconcile net loss
    to net cash provided (used) by operating activities:
         Depreciation and Amortization........................................      216                  134
         Compensation expense on stock options................................       97                   96
         Unrealized gain......................................................       --                    8
         Changes in operating assets and liabilities:
             Accounts receivable, net.........................................      540               (1,350)
             Inventories......................................................        9                 (104)
             Prepaid expenses and other assets................................     (384)                  39
             Accounts payable.................................................     (316)                  (1)
             Accrued expenses.................................................      (94)                 (17)
             Deferred revenue.................................................      (99)                  --
                                                                                -------              -------
         Net cash provided/(used) by operating activities:....................   (2,510)              (2,139)
                                                                                -------              -------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment.......................................     (271)                (156)
    Purchase of marketable securities.........................................                        (2,057)
    Sales of marketable securities............................................      506                   --
    Other assets..............................................................      (15)                   1
                                                                                -------              -------
         Net cash provided/(used) by investing activities:....................      220               (2,212)
                                                                                -------              -------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Bank loan proceeds/(payments), net........................................      386                  (24)
    Proceeds from stock options exercises.....................................        6                    2
                                                                                -------              -------
         Net cash provided/(used) by financing activities:....................      392                  (22)
                                                                                -------              -------

NET DECREASE IN CASH AND CASH EQUIVALENTS.....................................   (1,898)              (4,373)
Cash and cash equivalents at beginning of period..............................    2,918               12,318
                                                                                -------              -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD....................................  $ 1,020              $ 7,945
                                                                                =======              =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
         Interest paid during period..........................................  $    28              $     7
                                                                                =======              =======


    See accompanying notes to condensed consolidated financial statements.

                    APPLIED IMAGING CORP. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE I - BASIS OF PRESENTATION
------------------------------

     The accompanying condensed consolidated financial statements include the accounts of Applied Imaging Corp. and subsidiaries (the "Company") for the three months ended March 31, 1998 and 1997. These financial statements are unaudited and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the Company's financial position, operating results and cash flows for those interim periods presented. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of results to be expected for the fiscal year ending December 31, 1998. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, for the year ended December 31, 1997.


NOTE 2 - INVENTORIES (IN THOUSANDS)
-----------------------------------

Balances as of          March 31, 1998          December 31, 1997
                        --------------          -----------------
Raw materials...........    $ 800                     $ 721
Work in process.........       28                        85
Finished goods..........       12                        43
                            -----                     -----
Total...................    $ 840                     $ 849
                            =====                     =====


NOTE - 3 EARNINGS (LOSS) PER SHARE
----------------------------------

     The company has reported losses per share in accordance with the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards,
(SFAS) No. 128 "Earnings Per Share." SFAS No. 128 requires the presentation of basic earnings per share ("EPS") and, for companies with complex capital structures (or potentially dilutive securities, such as convertible debt, options and warrants), diluted EPS.

     There were no reconciling items of the numerators and denominators of the basic and diluted EPS computation. Securities excluded from the computation of EPS because their effect on EPS was antidilutive, but could dilute basic EPS in future periods are as follows:

Balance as of           March 31, 1998          March 31, 1997
                        --------------          --------------
Options................    1,144,400                529,750
Warrants...............      681,747                508,734
                           ---------              ---------
Total...................   1,826,147              1,038,484
                           =========              =========

NOTE - 4  RECENT ACCOUNTING PRONOUNCEMENTS
------------------------------------------

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


     Effective January 1, 1998 the Company adopted the provisions of Statement of Financial Accounting Standards (FASB) No. 130, "Reporting of Comprehensive Income". FASB No. 130 establishes standards for the display of comprehensive income and its components in a full set of financial statements. Comprehensive income includes all changes in equity during a period except those resulting from the issuance to shares of stock and distributions to stockholders. There were no material differences between net loss and comprehensive loss during the quarters ended March 31, 1998 and 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the attached condensed consolidated financial statements and notes thereto, and with the Company's audited financial statements and notes thereto for the fiscal year ended December 31, 1997.

     The information set forth below contains forward-looking statements, (designated by an *), and the Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under "Item one" in the Company's annual report on form 10-K for the fiscal year ended December 31, 1997.


RESULTS OF OPERATIONS

Revenues. The Company's revenues are derived primarily from the sale of products, grants, and software maintenance and instrument service contracts. Revenues for the three months ended March 31, 1998 were $2.7 million to $3.7 million the corresponding period in the prior year. The 28% decrease over the prior year quarter is primarily attributable to lower sales of the Company's cytogenetic instrumentation products sold into Asia.

Cost of revenues. Cost of revenues includes direct material and labor costs, manufacturing overhead, installation costs, warranty related expenses and post-warranty service and application support expenses. Costs of revenues, as a percentage of total revenues, for the three months ended March 31, 1998 were 46% compared to 44% for the corresponding prior year. The increase is primarily due to lower absorption of labor and overhead costs and product mix.

Research and development expenses.   Research and development expenses for the
three months ended March 31, 1998 were $1.9 million or 72% of total revenues compared to $1.6 million or 43% of total revenues for the comparative prior year period. The increase over the prior year period is primarily due to the increased expenditures for salaries and consulting costs associated with the development of the Company's prenatal screening products and development costs for the Company's cytogentic instrument business.

Sales and marketing expenses.   Sales and marketing expenses for the three
months ended March 31, 1998 were $1.3 million increasing $497,000 over the corresponding prior year period. The increases is primarily due to increased costs for salaries, travel and promotions. As a percentage of revenues, sales and marketing expenses were 50% of total revenues for the three months ended March 31, 1998 compared to 22% in the corresponding prior year period.

General and administrative expenses. General and administrative expenses for the three months ended March 31, 1998 were $727,000 compared to $688,000 for the three months ended March 31, 1997. As a percentage of revenue general and administrative costs were 27% of total revenues compared to 18% in the prior year period.

FACTORS THAT MAY AFFECT FUTURE RESULTS

     The Company's operating results may vary significantly depending on certain factors, including the effect of delays in its research and development program, adverse results in its clinical studies, delays in the introduction or shipment of new products, increased competition, adverse changes in the economic conditions in any of the several countries in which the Company does business, a slower growth rate in the Company's target markets, order deferrals in anticipation of new product releases, lack of market acceptance of new products, the uncertainty of FDA or other domestic and international regulatory clearances or approvals, and the factors set forth in the Company's annual report on form 10-K for the fiscal year ended December 31, 1997.

     Due to the factors noted above, the Company's future earnings and stock price may be subject to significant volatility, particularly on a quarterly basis. Any shortfall in revenues or earnings from levels expected by security analysts could have an immediate and significant adverse effect on the trading price of the Company's common stock.


LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 1998, the Company had cash, cash equivalents and securities available for sale of slightly under $6.0 million and working capital of $4.7 million. Cash used by operations for the three months ended March 31, 1998 was $2.5 million compared to $2.1 million for the corresponding prior year period. The increase in cash used in operations is primarily due to higher losses as explained above. In addition, the Company consumed $271,000 for purchases of capital equipment compared to $156,000 for the prior year period. Partially offsetting these cash uses was net proceeds of $392,000 from financing activities which were principally due to increases in the Company's U.K. subsidiary's line of credit.

     The Company expects negative cash flow from operations to continue into at least 1999, as it continues the development of its fetal cell screening technology, conducts clinical trials required for FDA clearance of the DNA probe portion of that technology, expands its marketing, sales and customer support capabilities and adds administrative infrastructure.* The Company currently estimates that its existing capital resources will enable it to sustain
operations through 1998.*   There can be no assurance, however, that the Company
will not be required to seek capital at an earlier date. The timing and amount of spending of such capital resources cannot be accurately determined at this time and will depend on several factors, including but not limited to, the progress of its research and development efforts and clinical investigation, the timing of regulatory approvals or clearances, competing technologies or products that complement any such acquisitions.* For these reasons, the Company plans to raise additional capital in the current fiscal year through equity or debt financing, collaborative or other arrangements with other companies, or from other sources.* No assurance can be given that additional financing will be available when needed or on terms acceptable to the Company. If adequate funds are not available, the Company could be required to delay development or commercialization of certain of its products, to license to third parties the rights to commercialize certain products or technologies that the Company would otherwise seek to commercialize itself, or to reduce the marketing, customer support or other resources devoted to certain of its products.

PART II  -  OTHER INFORMATION
-----------------------------

ITEM 2:  CHANGES IN SECURITIES AND USE OF PROCEEDS

      From the date of the sale of securities under the Company's Registration Statement on Form S-1 (File No. 333-06703), which was declared effective on November 7, 1996 (the "Offering"), through March 31, 1998, the Company has used all proceeds of the Offering.

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibit
             -------

             Exhibit 27.1  Financial Data Schedule

      There were no reports on Form 8-K during the quarter ended March 31, 1998.

                             APPLIED IMAGING CORP.


                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                APPLIED IMAGING CORP.
                                                     (Registrant)




Date: May 5, 1998                 By: /S/ JACK GOLDSTEIN
                                     -----------------------------
                                                    Jack Goldstein
                                                    President and
                                                    Chief Executive Officer

                                  By: /S/ MICHAEL J. BRADEN
                                     -----------------------------
                                                    Michael J. Braden
                                                    Corporate Controller