Form 10-K405/A
period 1997-12-31
APPLIED IMAGING CORP
filed 1998-07-31
CIK 816066

================================================================================

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ---------------

                                   FORM 10-K/A

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

================================================================================

                                EXPLANATORY NOTE


     On March 31, 1998, Applied Imaging Corp. (The "Company") filed its Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (the "Annual Report"), with the Securities and Exchange Commission.

     The sole purpose of this amendment to the Annual Report is to amend the report of KPMG Peat Marwick LLP, Independent Certified Public Accountants. The amended report now includes a report on the financial statement schedule. All other information included in the initial filing is unchanged.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


The Board of Directors
Applied Imaging Corp.:

  We have audited the accompanying consolidated balance sheets of Applied Imaging Corp. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997. In connection with our audits of the consolidated financial statements for the periods indicated above, we have also audited the financial statements schedule. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements to based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Applied Imaging Corp. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                  KPMG Peat Marwick LLP

Mountain View, California
February 6, 1998

                                   SIGNATURES

  Pursuant to the requirements of the Securities Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  Applied Imaging Corp.



Date:  July 30, 1998             By:  /s/ Jack Goldstein
                                      -----------------------------
                                           JACK GOLDSTEIN
                                      Chief Executive Officer



  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

              Signatures                              TITLE                       DATE
              ----------                              -----                       ----
           /s/ Jack Goldstein          Chief Executive Officer and          July 30, 1998
----------------------------------       Director (Principal
           (JACK GOLDSTEIN)              Executive Officer)


            Michael J. Braden*         Corporate Controller                 July 30, 1998
----------------------------------      (Principal
           (MICHAEL J. BRADEN)          Accounting Officer)


        John F. Blakemore, Jr.*        Director                             July 30, 1998
----------------------------------
        (JOHN F. BLAKEMORE, JR.)


        Gilbert J.R. McCabe*           Director                             July 30, 1998
----------------------------------
        (GILBERT J.R. MCCABE)


       Thomas C. McConnell*            Director                             July 30, 1998
----------------------------------
      (THOMAS C. MCCONNELL)


          Andre F. Marion*             Director                             July 30, 1998
----------------------------------
          (ANDRE F. MARION)


         Robert C. Miller*             Director                             July 30, 1998
----------------------------------
        (ROBERT C. MILLER)


            G. Kirk Raab*              Director                             July 30, 1998
----------------------------------
           (G. KIRK RAAB)

*By:  /s/ Jack Goldstein
    -------------------------------
        Jack Goldstein
       Attorney-In-Fact
