Form 10-Q
period 1998-06-30
APPLIED IMAGING CORP
filed 1998-08-13
CIK 816066

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON,  D.C.  20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 1998.

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

                                (408) 562-0250
             (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.        Yes  X    No
                                             ------    ------


As of June 30, 1998, 11,016,236 shares of the Registrant's Common Stock were outstanding.

                             APPLIED IMAGING CORP.

                                     INDEX




                         PART I.  FINANCIAL INFORMATION
                         ------------------------------

                                                                               Page
                                                                               ----
Item 1.  Financial Statements

                Condensed Consolidated Balance Sheets
                June 30, 1998 and December 31, 1997...........................    3

                Condensed Consolidated Statements of Operations
                Three and six months ended June  30, 1998 and 1997............    4

                Condensed Consolidated Statements of Cash Flows
                Six months ended June 30, 1998 and 1997.......................    5

                Notes to Interim Condensed Consolidated Financial Statements..  6-8

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations........................ 9-11


                          PART II.  OTHER INFORMATION
                          ---------------------------

Item 4.  Submission of matters to a vote of security holders..................   12

Item 6.  Exhibits and Reports on Form 8-K.....................................   12

         Signatures...........................................................   13

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                    APPLIED IMAGING CORP. AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets
                                (In thousands)


                                                        June 30,    December 31,
                                                          1998          1997
                                                      ------------- -------------
                                                      (Unaudited)
ASSETS

Current assets:
      Cash and cash equivalents                           $11,521       $ 2,918
      Short term investments                                2,264         5,460
      Trade accounts receivable, net                        3,299         3,358
      Inventories                                           1,195           849
      Prepaid expenses and other assets                       751           268
                                                          -------       -------
            Total current assets                           19,030        12,853
Property and equipment, net                                 1,698         1,793
Other assets, net                                              82            68
                                                          -------       -------
            Total assets                                  $20,810       $14,714
                                                          =======       =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Current portion of bank debt                        $   809       $   333
      Accounts payable                                      1,834         1,754
      Accrued expenses                                      2,585         2,434
      Deferred revenue                                      1,037         1,161
                                                          -------       -------
            Total current liabilities                       6,265         5,682
      Other long-term obligations                              77            89
                                                          -------       -------
            Total liabilities                               6,342         5,771

Stockholders' equity:
      Common stock                                             11             8
      Additional paid-in capital                           39,569        29,636
      Deferred compensation                                  (608)         (801)
      Other comprehensive loss                               (367)         (367)
      Accumulated deficit                                 (24,137)      (19,533)
            Total stockholders' equity                     14,468         8,943
                                                          -------       -------
            Total liabilities and stockholders' equity    $20,810       $14,714
                                                          =======       =======

    See accompanying notes to condensed consolidated financial statements.

                              APPLIED IMAGING CORP. AND SUBSIDIARIES
                        Condensed Consolidated Statements of Operations
                              (in thousands, except per share data)
                                        (Unaudited)

                                                     Three months ended                 Six months ended
                                                           June 30,                         June 30,
                                               --------------------------------  --------------------------------
                                                    1998             1997             1998             1997
                                               ---------------  ---------------  ---------------   --------------
Revenues                                              $ 3,295         $  3,169         $  5,969         $  6,891
Cost of revenues                                        1,636            1,508            2,876            3,151
                                                      -------         --------         --------         --------
          Gross profit                                  1,659            1,661            3,093            3,740
                                                      -------         --------         --------         --------
Operating expenses:
          Research and development                      1,529            1,668            3,451            3,252
          Sales and marketing                           1,267              874            2,596            1,706
          General and administrative                      727            1,098            1,455            1,786
          Restructuring costs                             353                -              353                -
                                                      -------         --------         --------         --------
                   Total operating expenses             3,876            3,640            7,855            6,744
                                                      -------         --------         --------         --------
                   Operating loss                      (2,217)          (1,979)          (4,762)          (3,004)
Other income (expense), net                                91               87              158              168
                                                      -------         --------         --------         --------
          Net loss                                     (2,126)        $ (1,892)        $ (4,604)        $ (2,836)
                                                      =======         ========         ========         ========
Net loss per share - basic and diluted                $ (0.24)        $  (0.26)        $  (0.56)        $  (0.41)
                                                      =======         ========         ========         ========
Weighted average shares outstanding                     8,716            7,164            8,192            6,995
                                                      =======         ========         ========         ========

    See accompanying notes to condensed consolidated financial statements.

                    APPLIED IMAGING CORP. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)

                                                                           Six months ended June 30,
                                                                       ---------------------------------
                                                                           1998                  1997
                                                                       -----------            ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net Loss                                                           $ (4,604)           $ (2,836)
       Adjustments to reconcile net loss to
       net cash used by operating activities:
           Depreciation and Amortization                                       472                 307
           Compensation expense on stock options                               193                 192
           Loss on sale of fixed assets                                          5
           Unrealized gain                                                      --                  (6)
           Changes in operating assets and liabilities:
               Accounts receivable, net                                         59              (1,444)
               Inventories                                                    (346)               (248)
               Prepaid expenses and other assets                              (482)               (197)
               Accounts payable                                                 80                (232)
               Accrued expenses                                                 51                 378
               Deferred revenue                                               (124)                 79
                                                                          --------            --------
           Net cash (used) by operating activities:                         (4,696)             (4,007)
                                                                          --------            --------
CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchases of property and equipment                                    (406)               (620)
       Purchase of marketable securities                                    (1,013)             (4,785)
       Sales of marketable securities                                        4,209                   -
       Proceeds from sale of fixed assets                                       24
       Other assets                                                            (15)                 20
                                                                          --------            --------
           Net cash provided (used) by investing activities:                 2,799              (5,385)
                                                                          --------            --------
CASH FLOWS FROM FINANCING ACTIVITIES:
       Bank loan proceeds (payments), net                                      464                 (15)
       Proceeds from Issuance of Common Stock                               10,036               4,043
                                                                          --------            --------
           Net cash provided by financing activities:                       10,500               4,028
                                                                          --------            --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         8,603              (5,364)
Cash and cash equivalents at beginning of period                             2,918              12,318
                                                                          --------            --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $ 11,521            $  6,954
                                                                          ========            ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
           Interest paid during period                                    $     51            $     16
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

                    APPLIED IMAGING CORP. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION
------------------------------

     The accompanying condensed consolidated financial statements include the accounts of Applied Imaging Corp. and subsidiaries (the "Company") for the three and six months ended June 30, 1998 and 1997. These financial statements are unaudited and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the Company's financial position, operating results and cash flows for those interim periods presented. The results of operations for the three and six months ended June 30, 1998 are not necessarily indicative of results to be expected for the fiscal year ending December 31, 1998. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, for the year ended December 31, 1997, contained in the Company's 1997 annual report on Form 10K.


NOTE 2 - INVENTORIES (IN THOUSANDS)
-----------------------------------

Balances as of          June 30, 1998           December 31, 1997
                        -------------           -----------------
Raw materials              $1,128                     $721
Work in process                47                       85
Finished goods                 20                       43
                           ------                     ----
Total                      $1,195                     $849
                           ======                     ====


 NOTE 3 - LOSS PER SHARE
 -----------------------

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

     There were no reconciling items of the numerators and denominators of the basic and diluted EPS computation. Securities excluded from the computation of EPS because their effect on EPS was antidilutive, but could dilute basic EPS in future periods are as follows:


Balance as of           March 31, 1998          March 31, 1997
                        --------------          --------------
Options                    1,209,316                 529,750
Warrants                     681,747                 508,734
                           ---------               ---------
Total                      1,891,063               1,038,484
                           =========               =========

NOTE 4 - RECENT ACCOUNTING PRONOUNCEMENTS
-----------------------------------------

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

     Effective January 1, 1998 the Company adopted the provisions of Statement of Financial Accounting Standards (FASB) No. 130, "Reporting of Comprehensive Income". FASB No. 130 establishes standards for the display of comprehensive income and its components in a full set of financial statements. Comprehensive income includes all changes in equity during a period except those resulting from the issuance to shares of stock and distributions to stockholders. There were no material differences between net loss and comprehensive loss during the quarter and-year-to-date ended June 30, 1998 and 1997.


NOTE 5 - PRIVATE PLACEMENT TRANSACTION
--------------------------------------

     On June 3, 1998 the Company consummated a private sale of 3,333,331 shares of its Common Stock to certain accredited investors at $3.00 per share. The price exceeded the closing price of the Company's Common Stock as reported on the Nasdaq National Market System. Included in the sale was 1,000,000 shares sold to New Enterprise Associates, a principal owner of the Company. Thomas C. McConnell, a director of the company, is an affiliate of New Enterprise Associates.

NOTE 6 - RESTRUCTURING COSTS
----------------------------

     During the quarter ended June 30, 1998, plans were developed to reduce costs by eliminating thirteen positions in the Company. The consolidated statement of operations includes $353,000 of pretax charges relating to the severance costs of these employees. The Company expects substantially all of the restructuring costs will be paid in the quarter ended September 31, 1998.

NOTE 7 - PREFERRED SHARE PURCHASE RIGHTS
----------------------------------------

     On June 8, 1998, the Board of Directors adopted a Shareholders Rights Plan ("Plan"). Under the Plan, the Company declared a dividend distribution of one Preferred Share Purchase Right ("Right") on each outstanding share of the Company's Common Stock held by stockholders of record at the close of business on June 15, 1998. The dividend was distributed on June 24, 1998 and the Rights expire on March 27, 2008. Each Right will entitle stockholders to buy one share of the Company's Series A Participation Preferred Stock at an exercise price of $50.00. The Rights will become exercisable following the tenth day after a person or group announces an acquisition of 20% or more of the Company's Common Stock or announces commencement of a tender offer the consummation of which would result in ownership by the person or group of 20% or more of the common Stock. The company will be entitled to redeem the Rights at $.01 per Right at any time on or before the tenth day following the acquisition by a person or group of 20% or more of the Company's common Stock.

NOTE 7 - SUBSEQUENT EVENT
-------------------------

     On July 7, 1998 and July 15, 1998 the Company consummated private sales of, collectively, 499,999 shares of its Common Stock to certain accredited investors at a purchase price of $3.00 per share. The price exceeded each such day's closing price of the Company's Common Stock as reported on the Nasdaq National Market System.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with the attached condensed consolidated financial statements and notes thereto, and with the Company's audited financial statements and notes thereto for the fiscal year ended December 31, 1997.

        The information set forth below contains forward-looking statements (designated by an *), and the Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under "Item one" in the Company's annual report on form 10-K for the fiscal year ended December 31, 1997.


RESULTS OF OPERATIONS

Revenues. The Company's revenues are derived primarily from the sale of products and software maintenance and instrument service contracts. Revenues for the three and six months ended June 30, 1998 were $3.3 million and $6.0 million respectively compared to $3.2 million and $6.9 million for the corresponding periods in the prior year. The 13% decrease over the prior year is primarily attributable to lower sales of the Company's cytogenetic instrumentation products sold into Japan and lower service revenues.

Cost of revenues. Cost of revenues includes direct material and labor costs, manufacturing overhead, installation costs, warranty related expenses and post-warranty service and application support expenses. Costs of revenues, as a percentage of total revenues, for the three and six months ended June 30, 1998 were 50% and 48% respectively, compared to 48% and 46% for the corresponding periods of the prior year. The increases are primarily due to lower selling prices for the cytogenetic instrumentation products, product mix and lower service revenues.

Research and development expenses. Research and development expenses consist of research and development relating to new products as well as software development costs to upgrade existing products. Research and development expenses for the three and six months ended June 30, 1998 were $1,529,000 and $3,451,000 respectively, compared to $1,668,000 and $3,252,000 over the corresponding prior year periods. Such expenses were 46% and 58% of total revenues for the three and six months ended June 30, 1999 respectively, compared to 53% and 47% in the corresponding prior year periods. The year to date increase over the corresponding prior year periods is primarily due higher development costs.

Sales and marketing expenses. Sales and marketing expenses consist primarily of salaries, commissions and related travel expenses of the Company's direct sales force, as well as commissions paid to independent international sales agents. Sales and marketing expenses for the three and six months ended June 30, 1998 were $1,267,000 and $2,596,000 respectively, increasing $393,000 and $890,000 over the corresponding prior year periods. These increases are principally attributable to higher staffing levels. As a percentage of revenues, sales and marketing expenses were 38% and 43% of total revenues for the three and six months ended June 30, 1998 compared to 28% and 25% in the corresponding prior year periods.

General and administrative expenses. General and administrative expenses consist primarily of payroll costs associated with the Company's management and administrative personnel, travel expenses, and legal, accounting and compliance costs. General and administrative expenses were 727,000 and $1,455,000 for the three and six months ended June 30, 1998, compared to $1,098,000 and $1,786,000 over the prior year periods. The decrease for the three and six months is primarily due to lower staffing levels and lower costs for recruiting and investor relations.

Restructuring costs. A restructuring charge of $353,000 was accrued in the quarter ended June 30,1998. The charge reflects the severance costs for thirteen employees.

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


LIQUIDITY AND CAPITAL RESOURCES

        The Company strengthened it financial position during the quarter ended June 30, 1998 by raising $10.0 million of additional equity via a private placement of its Common Stock. The Company raised an additional $1.5 million of equity in July 1998 via private placements of its Common Stock. At June 30, 1998, the Company had cash, cash equivalents and securities available for sale of $13.8 million and working capital of $12.8 million. Cash used by operations for the six months ended June 30, 1998 was $4.7 million compared to $4.0 million for the corresponding prior year period. The increase in cash used in operations is primarily due to higher losses as explained above. In addition, the Company consumed $406,000 for purchases of capital equipment compared to $620,000 for the prior year period.

        The Company expects negative cash flow from operations to continue into at least 2000, as it continues the development of its fetal cell technology, conducts clinical trials required for FDA clearance of the DNA probe portion of that technology, expands its marketing, sales and customer support capabilities, and adds administrative infrastructure. * The Company currently estimates that its capital resources will enable it to sustain operations through 1999*. There can be no assurance, however, that the Company will not be required to seek capital at an earlier date. The timing and amount of spending of such capital resources cannot be accurately determined at this time and will depend on several factors, including but not limited to, the progress of its research and development efforts and clinical investigation, the timing of regulatory approvals or clearances, competing technological and market developments, commercialization of products currently under development, and market acceptance and demand for the Company's products. In addition, as opportunities arise, proceeds may also be used to acquire businesses, technologies or products that complement any such acquisitions. * The Company may seek to obtain additional funds through equity or debt financing, collaborative or other arrangements with other companies, and from other sources. * No assurance can be given that additional financing will be available when needed or on terms acceptable to the Company. If adequate funds are not available, the Company could be required to delay development or commercialization of certain products, to license to third parties the rights to commercialize certain products or technologies that the Company would otherwise seek to commercialize itself, or to reduce the marketing, customer support, or other resources devoted to certain products. *

The Company accrued a $353,000 restructuring charge in the quarter ended June 30, 1998. The Company estimates that substantially all of this charge will be paid in the quarter ended September 30, 1998.

PART II  -  OTHER INFORMATION
-----------------------------

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Company solicited proxies for an annual meeting of stockholders on May 18, 1998 to all of the Company's stockholders.

        The election of all directors was conducted and the following nominees were elected: John F. Blakemore, Jr., Robert C. Miller and G. Kirk Raab. The vote with respect to each nominee was as follows:

                                             Votes
                                    -----------------------
Name                                   For         Against
----------------------------------  ---------    ----------

John F. Blakemore, Jr.              4,178,833       5,500
Robert C. Miller                    4,178,833       5,500
G. Kirk Raab                        4,178,833       5,500

        An equity financing of up to $6,000,000 pursuant to which the Company was authorized to issue Common Stock was approved with 2,346,088 votes cast in favor of the proposal, 74,141 votes against and 3,500 abstentions. This authorization was only required if the financing was at a discount to market.

        The Company's 1998 Incentive Stock Option Plan was approved with 2,351,274 votes in favor, 68,373 votes against and 4,082 abstentions.

        KPMG Peat Marwick was ratified as the independent auditors of the company for the fiscal year ending December 31, 1998 with 4,174,233 votes in favor, 500 votes against and 9,600 abstentions.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

        (a)
            Exhibit
            -------

            Exhibit 27.1 - Financial Data Schedule

        The following report on Form 8-K was filed during the period for which this report is filed:

        (b) Reports on Form 8-K
            -------------------

        The Company filed a Form 8-K on June 16, 1998, announcing that on June 2, 1998, the Company consummated a private sale of 3,333,331 shares of its Common Stock to certain accredited investors at a purchase price of $3.00 per share, which exceeded that day's closing price of Registrant's common Stock as reported on the Nasdaq National Market System.

        The Company filed a Form 8-K on July 28, 1998, announcing that on
July 7, 1998 and July 15, 1998 , it consummated private sales of, collectively, 499,999 shares of its Common Stock to certain accredited investors at a purchase price of $3.00 per share, which exceeded each such day's closing price of the Company's Common Stock as reported on the Nasdaq National Market System.

                             APPLIED IMAGING CORP.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   APPLIED IMAGING CORP.
                                        (Registrant)


Date:  August 12, 1998             By:  /s/ JACK GOLDSTEIN
                                      ---------------------------------
                                      Jack Goldstein
                                      President and Chief Executive Officer


                                   By:  /s/ MICHAEL J. BRADEN
                                      ---------------------------------
                                      Michael J. Braden
                                      Chief Accounting Officer