Form 10-Q
period 1998-09-30
APPLIED IMAGING CORP
filed 1998-11-13
CIK 816066

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON,  D.C.  20549

                                  FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 1998.


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

As of October 31, 1998, 11,520,735 shares of the Registrant's Common Stock were outstanding.

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

                Condensed Consolidated Balance Sheets
                September 30, 1998 and December 31, 1997.    .    .    .    .    .    3

                Condensed Consolidated Statements of Operations
                Three and Nine months ended September  30, 1998 and 1997    .    .    4

                Condensed Consolidated Statements of Cash Flows
                Nine months ended September 30, 1998 and 1997.    .    .    .    .    5

                Notes to Condensed Consolidated Financial Statements   .    .    .  6-8

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations .    .     .    .    .    . 9-11

                          PART II.  OTHER INFORMATION
                          ---------------------------

Item 6.  Exhibits and Reports on Form 8-K    .    .    .    .    .    .    .    .    12

         Signatures .    .    .    .    .    .    .    .    .    .    .    .    .    13

PART I.  FINANCIAL INFORMATION
------------------------------

ITEM 1.  FINANCIAL STATEMENTS

                             APPLIED IMAGING CORP. AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED BALANCE SHEETS
                                         (In thousands)
                                           (Unaudited)

                                                                            September 30,         December 31,
                                                                                1998                  1997
                                                                         ------------------    ------------------
ASSETS
Current assets:
          Cash and cash equivalents                                       $          5,608      $          2,918
          Short term investments                                                     7,432                 5,460
          Trade accounts receivable, net                                             3,184                 3,358
          Inventories                                                                1,334                   849
          Prepaid expenses and other assets                                            424                   268
                                                                         ------------------    ------------------
                   Total current assets                                             17,982                12,853
Property and equipment, net                                                          1,663                 1,793
Other assets, net                                                                       81                    68
                                                                         ------------------    ------------------
                   TOTAL ASSETS                                           $         19,726      $         14,714
                                                                         ==================    ==================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
          Current portion of bank debt                                               $ 518                 $ 333
          Accounts payable                                                           1,476                 1,754
          Accrued expenses                                                           2,711                 2,434
          Deferred revenue                                                             959                 1,161
                                                                         ------------------    ------------------
                   Total current liabilities                                         5,664                 5,682
          Other long-term obligations                                                   71                    89
                                                                         ------------------    ------------------
                   Total liabilities                                                 5,735                 5,771

Stockholders' equity:

          Common stock                                                                  12                     8
          Additional paid-in capital                                                41,099                29,636
          Deferred compensation                                                       (514)                 (801)
          Other comprehensive loss                                                    (367)                 (367)
          Accumulated deficit                                                      (26,239)              (19,533)
                                                                         ------------------    ------------------
                   Total stockholders' equity                                       13,991                 8,943
                                                                         ------------------    ------------------
                   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $         19,726      $       $ 14,714
                                                                         ==================    ==================

    See accompanying notes to condensed consolidated financial statements.

                     APPLIED IMAGING CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     ( in thousands, except per share data)
                                 (Unaudited)

                                                      Three months ended                Nine months ended
                                                         September 30,                     September 30,
                                               --------------------------------  --------------------------------
                                                     1998             1997             1998             1997
                                               ---------------  ---------------  ---------------   --------------
Revenues                                        $       2,639    $       2,750    $       8,608     $      9,641
Cost of revenues                                        1,340            1,315            4,216            4,466
                                               ---------------  ---------------  ---------------   --------------
          Gross profit                                  1,299            1,435            4,392            5,175
                                               ---------------  ---------------  ---------------   --------------

Operating expenses:
          Research and development                      1,707            2,267            5,158            5,519
          Sales and marketing                           1,171            1,061            3,767            2,767
          General and administrative                      736              622            2,191            2,408
          Restructuring costs                               -                -              353                -
                                               ---------------  ---------------  ---------------   --------------
                   Total operating expenses             3,614            3,950           11,469           10,694
                                               ---------------  ---------------  ---------------   --------------
                   Operating loss                      (2,315)          (2,515)          (7,077)          (5,519)

Other income (expense), net                               213               90              371              258
                                               ---------------  ---------------  ---------------   --------------

          Net loss                              $      (2,102)   $      (2,425)   $      (6,706)    $     (5,261)
                                               ===============  ===============  ===============   ==============
Net loss per share - basic and diluted          $       (0.18)   $       (0.32)   $       (0.72)    $      (0.73)
                                               ===============  ===============  ===============   ==============
Shares used in computing basic and
   diluted net loss per share                          11,448            7,634            9,277            7,209
                                               ===============  ===============  ===============   ==============

    See accompanying notes to condensed  consolidated financial statements.

                    APPLIED IMAGING CORP. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)

                                                                                Nine months ended September 30,
                                                                                  1998                   1997
                                                                           ----------------       ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net Loss                                                             $       (6,706)        $       (5,261)
       Adjustments to reconcile net loss to
       net cash used by operating activities:
           Depreciation and Amortization                                               644                    500
           Compensation expense on stock options                                       287                    287
           Loss on sale of fixed assets                                                  5                     29
           Unrealized gain                                                               -                      4
           Changes in operating assets and liabilities:
               Accounts receivable, net                                                174                   (896)
               Inventories                                                            (485)                  (323)
               Prepaid expenses and other assets                                      (156)                    84
               Accounts payable                                                       (278)                  (215)
               Accrued expenses                                                        177                    470
               Deferred revenue                                                       (202)                   (27)
                                                                           ----------------       ----------------
           Net cash (used) by operating activities:                                 (6,540)                (5,348)
                                                                           ----------------       ----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchases of property and equipment                                            (543)                  (916)
       Purchase of marketable securities                                            (6,181)                (3,815)
       Sales of marketable securities                                                4,209                      -
       Proceeds from sale of fixed assets                                               24                      -
       Other assets                                                                    (13)                    (1)
                                                                           ----------------       ----------------
           Net cash provided (used) by investing activities:                        (2,504)                (4,732)
                                                                           ----------------       ----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
       Bank loan proceeds (payments), net                                              167                    (43)
       Proceeds from Issuance of Common Stock                                       11,567                  4,043
                                                                           ----------------       ----------------
           Net cash provided by financing activities:                               11,734                  4,000
                                                                           ----------------       ----------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                 2,690                 (6,080)
Cash and cash equivalents at beginning of period                                     2,918                 12,318
                                                                           ----------------       ----------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                  $        5,608         $        6,238
                                                                           ================       ================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
           Interest paid during period                                      $           72         $           32
                                                                           ================       ================

DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

Proceeds from Issuance of Common Stock include an accrual of $100 for estimated private placement costs.

    See accompanying notes to condensed consolidated financial statements.

                     APPLIED IMAGING CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE I - BASIS OF PRESENTATION
------------------------------

     The accompanying condensed consolidated financial statements include the accounts of Applied Imaging Corp. and subsidiaries (the "Company") for the three and nine months ended September 30, 1998 and 1997. These financial statements are unaudited and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the Company's financial position, operating results and cash flows for those interim periods presented. The results of operations for the three and nine months ended September 30, 1998 are not necessarily indicative of results to be expected for the fiscal year ending December 31, 1998. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, for the year ended December 31, 1997, contained in the Company's 1997 annual report on Form 10K.


NOTE 2 - INVENTORIES (IN THOUSANDS)
----------------------------------

Balances as of          September 30, 1998      December 31, 1997
                       --------------------    --------------------

Raw Materials                      $ 1,182                   $ 721
Work in process                        104                      85
Finished goods                          48                      43
                       --------------------    --------------------
Total                              $ 1,334                   $ 849
                       ====================    ====================

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

     There were no reconciling items of the numerators and denominators of the basic and diluted EPS computation. Securities excluded from the computation of EPS because their effect on EPS was antidilutive, but could dilute basic EPS in future periods are as follows:

Balances as of          September 30, 1998      December 31, 1997
                       --------------------    --------------------
Options                          1,198,190               1,036,998
Warrants                           577,909                 681,744
                       --------------------    --------------------
Total                            1,776,099               1,718,742
                       --------------------    --------------------

     As of September 30, 1998 the options and warrants excluded from the computation of EPS had weighed average exercise prices of $2.51 and $5.17, respectively.

NOTE 4 - RECENT ACCOUNTING PRONOUNCEMENTS
-----------------------------------------

     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". The Statement requires that a public business enterprise report financial and descriptive information about its reportable operating segments on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments.

     SFAS No. 131 is effective for annual financial statements for periods beginning after December 15, 1997 and for interim periods after the first year of adoption. The Company has yet to determine the impact of adopting its disclosure requirement.

     Effective January 1, 1998 the Company adopted the provisions of SFAS No. 130, "Reporting of Comprehensive Income". SFAS No. 130 establishes standards for the display of comprehensive income and its components in a full set of financial statements. Comprehensive income includes all changes in equity during a period except those resulting from the issuance of stock and distributions to stockholders. There were no material differences between net loss and comprehensive loss during the quarter and nine months ended September 30, 1998 and 1997.


NOTE 5 - PRIVATE PLACEMENT TRANSACTIONS
---------------------------------------

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

     On July 7, 1998 and July 15, 1998 the Company consummated private sales of, collectively, 499,999 shares of its Common Stock to certain accredited investors at $3.00 per share. The price exceeded the closing price of the Company's Common Stock as reported on the Nasdaq National Market System.

NOTE 6 - RESTRUCTURING COSTS
----------------------------

     During the quarter ended June 30, 1998, plans were developed to reduce costs by eliminating thirteen positions in the Company. The reductions were made at both the United States and United Kingdom facilities. The consolidated statement of operations includes $353,000 of pretax charges relating to the severance costs of these employees. During the quarter ended September 30, 1998 the Company paid approximately $325,000 of these restructuring costs.

NOTE 7 - PREFERRED SHARES  RIGHTS AGREEMENT
-------------------------------------------

     On June 8, 1998, the Board of Directors adopted a Shareholders Rights Agreement ("Rights Agreement"). Under the Rights Agreement, the Company declared a dividend distribution of one Preferred Share Purchase Right ("Right") on each outstanding share of the Company's Common Stock held by stockholders of record at the close of business on June 15, 1998. The dividend was distributed on June 24, 1998 and the Rights expire on March 27, 2008. Each Right will entitle stockholders to buy one share of the Company's Series A Participation Preferred Stock at an exercise price of $50.00. The Rights will become exercisable following the tenth day after a person or group announces an acquisition of 20% or more of the Company's Common Stock or announces commencement of a tender offer the consummation of which would result in ownership by the person or group of 20% or more of the Common Stock. The Company will be entitled to redeem the Rights at $.01 per Right at any time on or before the tenth day following the acquisition by a person or group of 20% or more of the Company's Common Stock.

NOTE 8 - WARRANTS
-----------------

     During the quarter ended September 30, 1998, the Company offered to extend the term of 368,734 warrants to purchase shares of Common Stock at $5.25 per share for one year. The warrants were scheduled to expire on July 28, 1998. In exchange for $.09 per share, the fair market value per warrant as of July 28, 1998, the Company extended the expiration date to July 28, 1999. The Company received $23,841 to extend 264,899 warrants. The balance of the warrants,103,835, expired on July 28, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the attached condensed consolidated financial statements and notes thereto, and with the Company's audited financial statements and notes thereto for the fiscal year ended December 31, 1997.

     The information set forth below contains forward-looking statements (designated by an *), and the Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth below under "Factors That May Affect Future Results" and under "Item one" in the Company's annual report on form 10-K for the fiscal year ended December 31, 1997.


RESULTS OF OPERATIONS

Revenues. The Company's revenues are derived primarily from the sale of products and software maintenance and instrument service contracts. Revenues for the three and nine months ended September 30, 1998 were $2.6 million and $8.6 million, respectively, compared to $2.8 million and $9.6 million for the corresponding periods in the prior year. The decreases over the prior year periods are primarily attributable to the economic crisis in Asia as well as lower sales in North America.

Cost of revenues. Cost of revenues includes direct material and labor costs, manufacturing overhead, installation costs, warranty related expenses and post-warranty service and application support expenses. Costs of revenues, as a percentage of total revenues, for the three and nine months ended September 30, 1998 were 51% and 49%, respectively, compared to 48% and 46% for the corresponding periods of the prior year. The increases are primarily due to lower selling prices, as a result of increased price competition for the cytogenetic instrumentation products, and lower service revenues.

Research and development expenses. Research and development expenses consist of research and development relating to new products as well as software development costs to upgrade existing products. Research and development expenses for the three and nine months ended September 30, 1998 were $1.7 million and $5.2 million, respectively, compared to $2.3 million and $5.5 million over the corresponding prior year periods. Such expenses were 65% and 60% of total revenues for the three and nine months ended September 30, 1998 respectively, compared to 82% and 57% in the corresponding prior year periods. The decreases for the quarter and year to date are primarily due to costs savings programs.

Sales and marketing expenses. Sales and marketing expenses consist primarily of salaries, commissions and related travel expenses of the Company's direct sales force, as well as commissions paid to independent international sales agents. Sales and marketing expenses for the three and nine months ended September 30, 1998 were $1.2 million and $3.8 million respectively, increasing $110,000 and $1.0 million over the corresponding prior year periods. These increases are principally attributable to higher staffing levels. As a percentage of revenues, sales and marketing expenses were 44% of total revenues for the three and nine months ended September 30, 1998 compared to 39% and 29% in the corresponding prior year periods.

General and administrative expenses. General and administrative expenses consist primarily of payroll costs associated with the Company's management and administrative personnel, travel expenses, and legal, accounting and compliance costs. General and administrative expenses were $736,000 and $2.2 million for the three and nine months ended September 30, 1998, compared to $622,000 and $2.4 million over the prior year periods. The decrease for the three and nine months is primarily due to lower staffing levels and lower costs for recruiting and relocation.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company strengthened it financial position during the quarter ended September 30, raising $1.5 million of additional equity via a private placement of its Common Stock. At September 30, 1998, the Company had cash, cash equivalents and securities available for sale of $13.0 million and working capital of $12.3 million. Cash used by operations for the nine months ended September 30, 1998 was $6.5 million compared to $5.3 million for the corresponding prior year period. The increase in cash used in operations is primarily due to increased losses as explained above. In addition, the Company consumed $543,000 for purchases of capital equipment compared to $916,000 for the prior year period.

     The Company expects negative cash flow from operations to continue into at least 2000, as it continues the development of its fetal cell technology, conducts clinical trials required for FDA clearance of the DNA probe portion of that technology, expands its marketing, sales and customer support capabilities, and adds administrative infrastructure.* The Company currently estimates that its capital resources will enable it to sustain operations through 1999*. There can be no assurance, however, that the Company will not be required to seek capital at an earlier date. The timing and amount of spending of such capital resources cannot be accurately determined at this time and will depend on several factors, including but not limited to, the progress of its research and development efforts and clinical investigation, the timing of regulatory approvals or clearances, competing technological and market developments, commercialization of products currently under development, and market acceptance and demand for the Company's products. In addition, as opportunities arise, proceeds may also be used to acquire businesses, technologies or products that complement any such acquisitions.* The Company may seek to obtain additional funds through equity or debt financing, collaborative or other arrangements with other companies, and from other sources.*

No assurance can be given that additional financing will be available when needed or on terms acceptable to the Company. If adequate funds are not available, the Company could be required to delay development or commercialization of certain products, to license to third parties the rights to commercialize certain products or technologies that the Company would otherwise seek to commercialize itself, or to reduce the marketing, customer support, or other resources devoted to certain products.*

     The Company accrued a $353,000 restructuring charge in the quarter ended June 30, 1998. During the three months ended September 30, 1998, the Company paid $325,000 of these costs.

  YEAR 2000 COMPLIANCE

  The Company is aware of the issues associated with the programming code in existing computer systems as the year 2000 approaches. The "year 2000 problem" is pervasive and complex as virtually every computer operation will be affected in some way by the rollover of the two-digit year value to 00. The issue is whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. Management is in the process of working with its software vendors to assure that the Company is prepared for the year 2000.* Management does not anticipate that the Company will incur significant operating expenses or be required to invest heavily in computer systems improvements to be year 2000 compliant.* However, significant uncertainty exists concerning the potential costs and effects associated with any year 2000 compliance. The Company is in the process of implementing an upgrade to its management information system that the Company believes is year 2000 compliant.* Any year 2000 compliance problem of either the company or its suppliers or partners or customers, could materially adversely affect the Company's business, results of operation, financial condition and prospects*.

PART II  -  OTHER INFORMATION
-----------------------------

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibit
         -------

         Exhibit 27.1-Financial Data Schedule

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



                                                 APPLIED IMAGING CORP.
                                                     (Registrant)




Date: November 12, 1998             By:  /S/ JACK GOLDSTEIN
                                         -------------------------
                                         Jack Goldstein
                                         President and
                                         Chief Executive Officer

                                    By:  /S/ MICHAEL J. BRADEN
                                         -------------------------
                                         Michael J. Braden
                                         Chief Accounting Officer