Form 10-K405
period 1998-12-31
APPLIED IMAGING CORP
filed 1999-03-31
CIK 816066

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

[X]Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange
   Act of 1934
  For the Fiscal Year Ended December 31, 1998 or

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

                                                             Name of each exchange
               Title of each class                            on which registered
                       None                                           N/A

Securities registered pursuant to Section 12 (g) of the Act:

                        Common Stock, $0.001 par value
                               (Title of Class)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on March 8, 1999, as reported on the NASDAQ National Market, was approximately $11,529,537.

  The number of shares of Common Stock outstanding as of March 8, 1999:
11,529,537 shares.

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

The Company

  Applied Imaging Corp ("Applied Imaging" or the "Company") was incorporated in California in July 1986, and reincorporated in Delaware in October 1996. Applied Imaging designs, develops, manufactures and markets automated image analysis systems used by cytogenetic laboratories for prenatal, cancer and other genetic testing applications. The Company's cytogenetic instrumentation and reagent business, which has sold systems to over 650 sites in more than 35 countries since its inception, markets computer-based microscopic image analysis systems that enable laboratories to automate the analysis of chromosomal abnormalities associated with conditions such as Down Syndrome. The Company is also developing a proprietary genetic screening technology designed to facilitate prenatal screening for genetic abnormalities by isolating "fetal blood cells" from a routine maternal blood sample. This new technology is designed to improve current prenatal testing methods by providing a timely and cost-effective screening procedure without the risks of miscarriage or fetal damage associated with invasive prenatal tests such as amniocentesis or chorionic villus sampling. In addition, the company has under development a system to detect micrometastatic cells from bone marrow, lymph node and blood samples from cancer patients as a means to better determine the initial staging of the cancer and then detect relapses after treatment earlier than is currently possible.

  According to the Company's own analysis of its primary competitors' publicly available financial data, Applied Imaging is a leading provider of automated chromosomal image analysis systems to clinical and research laboratories worldwide. The Company's CytoVisionTM systems are utilized because of their ability to analyze standard human chromosome preparations using powerful software classification algorithms along with a specialized cytogenetic user interface. The CytoVision systems also incorporate the capability to analyze and record images derived from advanced genetic research assays employing fluorescent in situ hybridization ("FISH") or comparative genomic hybridization ("CGH") methods. The Company has introduced its first proprietary assay for color chromosome analysis (called RxFISHTM), a rapidly developing area of research interest. Based upon a novel method developed by scientists at The University of Cambridge, the Company's RxFISHTM assay develops a unique fluorescent color banding pattern for human chromosomes that is then analyzed by the CytoVisionTM system. The future development of specialized reagent products that can be optimized for use on the Company's installed base of over 1100 chromosome analysis workstations worldwide is one aspect of the Company's business strategy.

  The Company's prenatal genetic screening development program is focused on the isolation of specific fetal cells from a blood sample taken from the expectant mother using normal venipuncture techniques. This allows prenatal genetic testing to be performed without the need to obtain a fetal tissue sample by an invasive procedure, such as amniocentesis, which can pose a physical risk to the fetus. The Company's proprietary screening technology incorporates (i) a hematological procedure to enrich the concentration of fetal blood cells found in maternal blood, (ii) a fetal hemoglobin test kit,
(iii) automated image analysis instrumentation to identify fetal blood cells and (iv) third-party DNA probes to identify certain chromosomal abnormalities present in these fetal blood cells. This prenatal screening system is expected to be both safe and accurate because it evaluates actual fetal cells while posing no direct risk to the fetus. The Company's prenatal screening products are currently under development. The Company has received notice from the U.S. Food and Drug Administration, ("FDA"), that it may market either of two components utilized in its prenatal screening method (the ENRICH Kit and its WinScan Automated Image Analysis System). The Company has chosen not to market these components on a stand-alone basis at the present time. The Company believes that certain of its new cell enrichment, identification and image analysis products may also have utility for cancer testing as in the case of the detection of micrometastatic disease at the time of initial patient diagnosis and treatment.

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

  Those women younger than 35 are typically screened initially using non-invasive techniques. For this group, an invasive diagnostic procedure is generally recommended to confirm the result of a non-invasive blood test if such test indicates a heightened risk of a chromosomal disorder. The blood test presents no risk to the fetus, but is less accurate since it does not diagnose chromosomal genetic disorders by direct analysis of fetal cells. These non-invasive tests are known to produce relatively high levels of false negative and false positive test results. A false negative test result is seen as a failure to identify a chromosomal disorder when it is actually present, while a false positive test result occurs when a test result indicates the presence of a chromosomal disorder that is actually not present.

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

 Invasive Diagnostic Procedures

  Amniocentesis. Amniocentesis, usually performed between the 14th and 20th weeks of pregnancy, is the most common procedure used to obtain fetal cell samples for prenatal genetic testing. In an amniocentesis procedure a small amount of amniotic fluid is withdrawn from the amniotic sac via a long needle inserted through the mother's abdominal wall. During the procedure, the physician typically uses ultrasound instrumentation to guide the needle in order to minimize potential harm to the unborn child. Once the amniotic sample is extracted, it is forwarded to a cytogenetic laboratory, where the cells are cultured and deposited on a microscope slide. The slide is then examined under a microscope in order to locate and analyze a number of fetal cells in metaphase (undergoing cell division). During metaphase, a cell's chromosomes are individually visible under the microscope.

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

  Chorionic Villus Sampling (CVS). CVS, typically performed between the 9th and 12th weeks of pregnancy, involves the extraction of placental tissue samples, generally through the pregnant woman's cervix. The tissue, which is genetically representative of the fetus, is analyzed in the same manner as the fetal cells obtained by amniocentesis to determine if chromosomal disorders are present. CVS is an alternative to amniocentesis and can be performed earlier in the pregnancy, but poses a risk of miscarriage that is one in every 100 CVS procedures, double that of amniocentesis. CVS is generally as accurate as amniocentesis for detecting chromosomal abnormalities. With an estimated fetal loss rate of approximately 1% (one in every 100 procedures), two normal fetuses will be lost by spontaneous miscarriage resulting from CVS for every one or two fetuses with chromosomal disorders detected by this procedure for women at age 35. Due to its higher associated risk and procedural complexity CVS is used less frequently than amniocentesis for prenatal diagnostic purposes.

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

  Triple Test. In recent years, the accuracy of the AFP test has been improved by combining it with additional blood chemistry tests. This combination is commonly referred to as "triple marker screening" or the "triple test." This test identifies Down Syndrome in 60% of the pregnancies where Down Syndrome is present. In 40% of the cases where Down Syndrome is present, this test inaccurately concludes that Down Syndrome is not present (a false negative result). In approximately 5% of the cases, the triple test suggests the presence of a chromosomal disorder where it is not present (a false positive result).

  Women whose triple test screening results indicate a heightened risk of chromosomal disorder are usually recommended to have an amniocentesis procedure to confirm these results. Due to the high false positive rate associated with the triple test, clinically unnecessary amniocentesis procedures are performed in many cases where no chromosomal disorder exists. Assuming two million serum screening tests per year and a 5% false positive rate, as many as 100,000 unnecessary amniocentesis procedures may be performed on women with healthy fetuses each year in the U.S. In addition, assuming an average cost of $1,500 per amniocentesis, the unnecessary cost to the health care system associated with these false positive triple test results could be as high as $150 million per year. With an estimated fetal loss rate of 0.5%, approximately 500 normal fetuses may be lost each year as a direct result of such unnecessary amniocentesis procedures.

 New Serum Markers

  In order to improve the specificity and sensitivity of the serum screening tests, new markers are being identified and tested on an ongoing basis. These new markers can be substitutes for one of the triple marker tests or additions to the testing panel. No general consensus has yet been reported in scientific literature regarding which new markers may offer the most cost-effective improvements to current screening procedures.

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

Applied Imaging's Prenatal Screening Products

  The Company is developing a prenatal screening test to detect chromosomal abnormalities by identifying fetal blood cells from a routine maternal blood sample. The Company's proprietary screening technology incorporates: (i) a hematological procedure to enrich the concentration of fetal blood cells utilizing the Company's consumable enrichment kit, (ii) a fetal hemoglobin identification kit, (iii) automated image analysis instrumentation to identify the fetal blood cells and (iv) the use of third-party DNA probes to identify certain chromosomal disorders present in fetal blood cells. This new approach is designed to improve current prenatal screening procedures by providing an accurate, timely and cost-effective technique without the risks of miscarriage or fetal damage associated with invasive prenatal screening techniques.

  In contrast to immunologically based procedures to isolate fetal blood cells from maternal blood, the Company is developing a hematologically based procedure for enriching the concentration of fetal blood cells from maternal blood samples. The Company's enrichment process is designed to increase the concentration of fetal blood cells in a maternal sample approximately 10,000 times. The fetal cell enriched sample is then harvested and deposited on a microscope slide. The fetal hemoglobin in the cell is stained using the identification kit to facilitate examination through image analysis. The Company has developed a semi-automated system to automatically identify fetal cells on the slide based on adaptations of the image analysis, pattern recognition, and slide-scanning technologies incorporated in the Company's current cytogenetic products.

  Once fetal cells are stained by the fetal hemoglobin identification kit, fluorescent DNA probes are added that specifically bind to certain DNA sequences within the fetal cells indicating the presence or absence of chromosomal disorders. DNA probes can be designed to locate specific chromosomal changes, additions, or deletions that result in genetic disorders. The results of the DNA probe analysis are captured and processed using the Company's automated visualization technology for the detection, analysis, and documentation of the DNA probe results.

 Clinical/Regulatory Matters

  In December 1996, the Company submitted two 510(k) medical device applications to the FDA. The first submission is for a product that isolates mononuclear cells with the use of a gel gradient separation medium.

The product is based on the Company's patented hematological techniques. The Company received notification from the FDA on December 15, 1997 that this product may be marketed in the US and, as labeled, is exempt from further 510(k) premarket notification regulatory requirements. The second submission is for an automated image analysis instrument, (WinScan) which is a general laboratory tool able to automatically detect and locate nucleated red blood cells on a microscope slide. The instrument presents these cells for operator review, further analysis, and eventual use in a diagnostic or screening procedure. On June 15, 1998, the Company received notification from the FDA that it received 510(k) clearance to market WinScanTM for the identification and enumeration of nucleated red blood cells from peripheral blood.

  In June of 1997, the Company submitted an additional 510(k) notification for the fetal hemoglobin identification kit. This submission has been withdrawn in anticipation of being combined with a later DNA probe submission.

  The DNA probe components of the Company's products will require either FDA clearance of a 510(k) with a tier III level of review or FDA approval of a pre-market approval application ("PMA"). The Company plans to market its prenatal screening products internationally upon receipt of required regulatory clearances or approvals.

 Commercialization Strategy

  The Company's prenatal screening techniques under development are currently expected to be introduced first in Europe and subsequently in the United States and the Pacific Rim, subject to receipt of required clearances or approvals in such jurisdictions.

  The technology is being designed to initially screen for chromosomal abnormalities resulting in conditions such as Down Syndrome and certain sex chromosome abnormalities such as Turner Syndrome, Klinefelter Syndrome, Triple X Syndrome and certain other conditions. These abnormalities account for a vast majority of the incidence of all birth defects which result from chromosome-based genetic disorders. The proprietary prenatal screening products under development will consist of: (i) a prepackaged kit to enrich the concentration of nucleated fetal red blood cells in the maternal blood sample; (ii) a reagent kit to identify the hemoglobins in fetal cells; (iii) the Company's instrumentation to automate the identification of fetal blood cells and the acquisition and presentation of the DNA probe analysis; and (iv) a DNA probe kit that is comprised of DNA probes that may or may not be provided by third parties.

Future Applications of the Prenatal Screening Products

  The Company's prenatal screening products are being designed to accommodate various chromosome-specific DNA probes, which are currently commercially available. The Company believes that its cell identification and enrichment technology developed for prenatal screening could have future applications for cancer diagnosis and monitoring via the isolation of tumor cells from bone marrow or peripheral blood and the genetic analysis of such cells. Because evaluations of future applications are at an early stage, no assurance can be given when, if ever, the Company's fetal cell identification and enrichment technology may facilitate the early detection of other disorders.

Micrometastases Detection

  The Company is developing a micrometastases detection system designed to provide researchers and clinicians with the ability to identify micrometastatic cells in bone marrow, lymph nodes or blood specimens. The Company is currently involved in a collaborative study with a leading European cancer center to determine the prognostic significance of micrometastatic staging in a population of nine hundred cancer patients.. The micrometastasis system incorporates (i) an automated image analysis system, (ii) monoclonal primary antibodies specific to micrometastatic cells and (iii) a colorimetric detection reagent. Micrometastasis is the spread of cancer away from the primary tumor that is not detectable on routine screening tests. Typically, the metastases are too limited to have created enough mass to be observed using routine examination techniques. The majority of cancers with micrometastases are attributable to a subset of cancer known as carcinomas, a malignant growth that arises from epithelial cells, found in skin or, more commonly, the lining of body organs (i.e., breast, prostate, stomach or bowel). Carcinomas tend to infiltrate into adjacent tissue and then spread (metastasize) to distant organs such as bone, liver, lung or the brain. The initial application for micrometastases testing will be performed on patients at the time of initial diagnosis for breast, prostate, colorectal and gastric carcinomas. This testing will be an adjunct to normal staging parameters and will aid in the appropriate diagnosis and treatment of these patients.

Current Cytogenetic Products

  In the United States, approximately 500,000 total cytogenetic test procedures are performed annually. Cytogenetic testing includes prenatal screening for genetic disorders using amniotic fluid obtained through amniocentesis or fetal tissue samples obtained through CVS. Other cytogenetic testing includes tests for the diagnosis and prognosis of cancerous conditions using bone marrow, blood and tumor samples. The Company currently manufactures, markets and sells its CytoVision family of automated instruments for cytogenetic applications. The Company's primary cytogenetic products are described below. The Company has sold systems to over 650 sites worldwide in more than 35 countries. The Company's primary cytogenetic products currently sell for prices ranging from $25,000 to $125,000, depending upon the instrument's capabilities and final configurations.

 CV ChromoScan(TM) System

  The Cyto Vision ChromoScan is the Company's most comprehensive system for automated chromosome analysis. The ChromoScan integrates many of the key features of the Company's earlier products into one system capable of automated microscope slide scanning, advanced chromosome analysis, and fluorescent image processing. The ChromoScan allows laboratories to automatically scan slides in either brightfield or fluorescent modes to locate specific cells for chromosome analysis. This eliminates one of the most tedious and time-consuming aspects of cytogenetic analysis: that of manual slide scanning. The system accomplishes this in the background while simultaneously allowing the technologist to process and analyze images previously identified. The Company believes that no other commercially available system for cytogenetic analysis incorporates this same range of features in one integrated and automated package.

 CV ChromoFluor(TM) System

  The CytoVision ChromoFluor is a comprehensive chromosome analysis system that integrates standard karyotyping capability with advanced FISH imaging technologies including color chromosome analysis techniques. The system is based on computerized image capture and analysis capabilities incorporating pattern recognition and automated chromosome classification algorithms. The system provides automated karyotyping capabilities, automatic separation of touching or overlapping chromosomes (a common occurrence), a variety of user-defined image enhancement features, report annotation capabilities and full screen display options. The DNA probe imaging capability of the CytoVision ChromoFluor utilizes the same imaging equipment to detect and analyze signals from DNA probes that have been applied to cell nuclei. CytoVision Chromofluor systems enhance images of often-faint fluorescent DNA probes and provide the operator with a range of optimized analytical tools. The system may also be upgraded to detect genetic amplifications and deletions in tumor cells utilizing a research technique known as comparative genomic hybridization ("CGH").

 CytoVision(TM) System

  The CytoVision System incorporates the most commonly-required chromosome analysis tools and FISH imaging capabilities into a standard workstation suitable for widespread laboratory usage. The system provides automated karotyping capabilities, automatic separation of touching or overlapping chromosomes (a common occurrence), a variety of user-defined image enhancement features, report annotation capabilities and full screen display options. This system entirely replaces the manual processing of photographic images that previously included photographing individual cells in metaphase, photographic development, the manual "cut-and-paste" of each chromosome, identifying the individual chromosomes, arranging them in order and preparation of the final karyotype report. This manual process may take 30 minutes to one hour of a technologist's time to process an individual sample. The comparable CytoVision process requires only 10 minutes or less of the same technologist's time. The DNA probe imaging capability of the Cyto VisionTM system detects and analyzes signals from DNA probes that have been applied to cell nuclei.

 RxFISH(TM) DNA Probe Reagents

  The first reagent product offered by the Company allows laboratories to process color banded chromosome images using the Company's RxFISH research reagent system. This system takes advantage of a novel DNA probe technique for identifying each human chromosome with a unique color bar code that allows the Company's proprietary image analysis software to rapidly and accurately identify specific chromosomes, even in cases containing complex or cryptic rearrangements.

  All of the products in the CytoVision family are compatible with one another and can be integrated into a network with common data management protocols. In addition to its analysis systems, the Company also sells a number of peripherals including a range of high quality printers. A typical installation will include a number of interconnected CytoVision systems and components.

Sales, Distribution and Marketing

  The Company currently sells its cytogenetic products to government and private clinical cytogenetic laboratories, hospital laboratories, research institutions, universities and pharmaceutical companies. The Company has sold such systems to over 650 customers in more than 35 countries. These customers utilize the Company's cytogenetic products for prenatal genetic screening as well as for certain cancer research studies. If regulatory clearance or approval is received, the Company initially plans to sell and distribute its prenatal screening products directly and through its established worldwide network of distributors and agents through which it sells and distributes its current products.

  In North America, the Company sells its cytogenetic products directly to its customers. The North American sales team is comprised of six sales and application support specialists. Outside of North America, the Company sells its products either directly through local agents who are remunerated on a commission basis or through independent distributors. The Company manages its international sales and distribution activities from Applied Imaging International Ltd., the Company's wholly owned subsidiary located in the United Kingdom. The international sales team is comprised of ten sales and application support individuals, based in the United Kingdom and France. The Applied Imaging International Ltd. sales team supports all distributors and agents upon request. The Company's distributors are located in Australia, Hong Kong, Japan, Italy and South Korea. In addition, the Company has agents selling its cytogenetic products in a number of other countries primarily within Europe, the Middle East and the Pacific Rim.

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

  The Company plans to initially subcontract third parties to manufacture the consumable enrichment kit components of its fetal cell screening technology under development and may ultimately manufacture such components on its own. For clinical trials, the Company intends to purchase the consumable enrichment kit from a third party contracted to manufacture the kit. The Company has no experience manufacturing such components. The Company may encounter difficulties in scaling up production of the consumable component of its fetal cell screening technology under development or in hiring and training additional personnel to manufacture its consumable enrichment kit products in commercial quantities.

  Under current law, if the Company manufactures finished devices in the United States, it will be required to comply with the FDA's Quality System Regulation and the State of California's current Good Manufacturing Practice ("GMP") regulations. In addition, the FDA and/or the California authorities will inspect the Company's manufacturing facilities on a regular basis to determine such compliance. Failure to comply with applicable FDA or other regulatory requirements can result in fines, injunctions, civil penalties, recalls or seizures of products, total or partial suspensions of production or criminal prosecutions.

Research and Development

  The Company's research and development efforts include various research, product development, clinical evaluation and testing, quality assurance, regulatory and process development activities. The current focus of the Company's research and development efforts is the continued development of the Company's prenatal screening products and particularly the initiation of clinical trials. In addition, the Company is analyzing different methods for facilitating image analysis of fetal cell enriched samples. The Company's future research and development efforts are expected to include development of additional applications of the Company's current cytogenetic products and additional applications of the fetal cell screening technology under development. These potential additional applications may include the use of technology developed for fetal cell analysis for the characterization and monitoring of certain cancers and the diagnosis of certain single gene disorders. Development of these applications would require substantial additional funds and will be subject to technological, clinical, regulatory and other risks associated with new medical technologies. There can be no assurance that the Company will develop its prenatal screening products or any other future applications of such technology.

  Research and development expenses were approximately $6.7 million, $7.4 million and $3.7 million in 1998, 1997 and 1996 respectively.

Patents and Proprietary Rights

  The Company actively seeks, when appropriate, protection for its products and proprietary information by means of United States and foreign patents and trademarks. The Company has one issued United States patent relating to its CytoVision System and has corresponding issued patents in certain European countries. The Company also has one United States patent relating to Multicolor Fluorescent in situ Hybridization ("M-FISH") imaging techniques. In addition, the Company has three United States patents concerning its technology for enriching the concentration of fetal nucleated red blood cells from maternal blood samples. Corresponding applications were filed through the Patent Cooperation Treaty and preserve for the Company the right to file applications in various countries. The Company relies upon trade secrets, know-how and contractual arrangements to protect certain of its proprietary information and products.

  The fields of life science instrumentation and genetic screening processes are covered by many issued patents and patent applications. The Company has been notified that it may be infringing on certain patents pertaining to specialized cytogenetic applications and the Company is currently reviewing the merits of this claim. The Company is not aware of any other patents which it may be infringing; however, patent applications in the United States remain confidential until a patent is issued, and, therefore, the Company's products could infringe patents to be issued in the future. If the Company's technology is determined to use products, processes or other subject matter that is claimed under other existing U.S. or foreign patents, or if other patents claiming subject matter utilized by the Company are issued, such companies may bring infringement actions against the Company. The Company may be required to obtain licenses to patents or proprietary rights of others. There can be no assurance that any such license would be made available or, if available, would be available on commercially acceptable terms. Failure to obtain a required license could prevent the Company from commercializing its products resulting in a material adverse affect on the Company's business, financial condition and results of operations.

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

  In 1996, the Company entered into a collaborative research agreement with Leiden University ("Leiden") in the field of enrichment, isolation and analysis of fetal cells derived from maternal blood. Under the terms of the agreement, the Company has sole ownership of any jointly developed inventions and has an exclusive license to any issued patents owned solely by Leiden. The royalty rate for the exclusive license shall not be more than 5% of associated sales. In 1996, the Company entered into an agreement to acquire an invention for the use of certain antibodies in the identification of fetal cells from maternal blood. The agreement provides for the Company to pay certain expenses associated with obtaining a U.S. patent for the invention and a royalty of not more than 2% of net sales. In 1998, the Company entered in an option agreement to acquire ownership of patents for the enrichment of fetal cells. The agreement provides for payments of $1.1 million if the option is exercised and products using the technology are successful in clinical trials.

  In October 1997, the Company entered into an exclusive worldwide licensing agreement with the University of Cambridge for the commercialization of DNA-probe technology developed by Cambridge researchers. The technology, known as Cross Species Color Banding, is being utilized by the Company in an effort to develop research test reagents to detect and analyze chromosomal aberrations. The Company has developed an initial test kit for color banding analysis of human chromosomes that will be made available for research use. The agreement requires minimum annual royalty payments of $30,000 and the payment for specific research related projects. The agreement will remain in full force and effect until the expiration of the last patent right or ten years whichever is later.

  In January 1998, the Company entered into a non-exclusive worldwide agreement with Vysis, Inc. for the right to use certain CGH software products. The agreement requires an initial payment of $5,000 and a royalty payment of $500 for each CGH software product sold.

  In March 1998, the Company entered into a non-exclusive worldwide agreement with Amersham Pharmacia Biotech Inc for the right to use certain technologies in conjunction with its DNA probe technology. The agreement requires minimum annual royalty payments of $10,000. The agreement will remain in full force and effect until the expiration of all patents or eight years; which ever is the later.

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

  With respect to its prenatal screening products under development, the Company is aware of other companies that are in the process of developing genetic screening products based on competing technologies designed to specifically isolate fetal blood cells in maternal blood samples. Certain of these companies have greater research and development, marketing and financial resources than the Company. These companies include Genzyme Inc. and Bioseparations Inc. Genzyme, through its Genetics subsidiary, specializes in providing genetic testing services and Bioseparations is a research-stage company focusing on fetal cell isolation methods.

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

  Noncompliance with applicable FDA requirements can result in, among other things, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, distribution, sales, and marketing, refusal of the government to grant approval of a PMA or clearance of a 510(k), withdrawal of marketing approvals or clearances, a recommendation by the FDA that the manufacturer or distributor not be permitted to enter into government contracts, and criminal prosecution. In certain circumstances, the FDA also has the authority to order the manufacturer or distributor of a device to repair, replace or refund the cost of the device. Failure to comply with regulatory requirements in the United States or abroad could have a material adverse effect on the Company's business, financial condition and results of operations.

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

  In addition to domestic regulation of medical devices, the Company's current products and its products under development are subject to corresponding regulations governing safety processes, manufacturing processes and quality in foreign jurisdictions in which it operates or such products are sold. The sale of the fetal cell screening products under development may be materially affected by the policies of regulatory bodies or the domestic politics of the countries involved. There can be no assurance that an early prenatal screening test for genetic disorders will not be prohibited or restricted in some jurisdictions. In addition, FDA export permits may be required for shipment of the Company's fetal cell screening products under development to certain foreign countries. Failure to comply with applicable regulatory requirements can, among other consequences, result in fines, injunctions, civil penalties, suspensions or loss of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution. In addition, future governmental regulations may be established that could prevent or delay regulatory approval of the Company's products. The regulation of medical devices in a number of such jurisdictions continues to develop and there can be no assurance that new laws or regulations will not have a material adverse effect on the Company's business. Upon the adoption of the "In Vitro Diagnostic Medial Device Directive of October 27, 1998, the European Community and its member countries currently are imposing more substantial regulation on in vitro diagnostic devices and equipment-like medical devices, and such regulation may affect the Company's current products and products under development.

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

  Marketed devices are subject to pervasive and continuing regulatory oversight by the FDA and other agencies, including record-keeping requirements and reporting of adverse experiences with the use of the device. Device manufacturers are required to register their establishments and list their devices with the FDA and certain state agencies. The Federal Food, Drug and Cosmetic Act and certain state laws require that medical devices be manufactured in accordance with the Quality System Regulations ("QSregs"). Manufacturing facilities are subject to periodic inspection by the FDA and certain state agencies on a periodic basis to monitor compliance with GMP, QSregs and other requirements. If violations of the applicable regulations are noted during such inspections of manufacturing facilities, the Company can be prohibited from conducting further manufacturing, distribution and sale of the devices until the violations are cured.

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

Third-Party Reimbursement and Health Care Reform

  In the United States, the Company's products are purchased primarily by medical institutions which then bill various third-party payors, such as private insurance plans, Medicare, Medicaid, and other government programs ("Third-Party Payors") for the health care services provided to their patients. Third-Party Payors may deny reimbursement if they determine that the device used in a treatment was unnecessary, inappropriate, experimental or investigational, used for a non-approved indication, or not cost-effective and typically do not reimburse for devices used for research and investigational purposes. Accordingly, physicians must determine that the new clinical benefits of genetic screening procedures justify the additional cost. The market for the Company's current cytogenetic products could be adversely affected by changes in governmental and private third-party payors' policies and the market for the Company's fetal cell screening technology under development could be materially adversely effected by the failure of governmental and Third-Party Payors adopting policies to reimburse health care providers for the use of the Company's fetal cell screening technology under development. The unavailability of third-party coverage or the inadequacy of the reimbursement for medical procedures using the Company's products would adversely affect the Company's business, financial condition and results of operations. In both the United States and internationally, Third-Party Payors are increasingly challenging the prices charged for medical products and services. There can be no assurance that reimbursement for the procedures using the Company's products will be available or, if currently available, will continue to be available, or that future reimbursement policies of payors will not adversely affect the Company's ability to sell its products on a profitable basis. In addition, there can be no assurance that third-party reimbursement will be available for diagnostic procedures based on the Company's prenatal screening products under development.

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

Employees

  As of December 31, 1998, the Company had 92 employees, of whom 33 were involved in research and development, 9 in manufacturing and manufacturing engineering, 37 in sales, marketing and customer service and 13 in finance and administration. As of December 31, 1998, 40 of the employees were based in the United Kingdom, 49 in the United States, 1 in Israel, and 2 in France. A total of 5 employees hold Ph.Ds, and 1 employee is an M.D. The Company's employees include a number of professional cytogeneticists who support and sell its product range. The Company believes its relationship with its employees to be good.

Additional Risk Factors

Prenatal Screening Products in Early Stage of Development; No Assurance of Successful Development or Commercialization

  The Company's prenatal screening products are in an early stage of development and testing. The isolation, identification, enrichment and analysis of fetal cells from a maternal blood sample is difficult and poses a significant technical challenge due to their rarity in maternal blood. The Company has not yet determined how many fetal cells, if any, can be routinely obtained using its process. In addition, fetal cells that circulate in maternal blood are not yet completely understood in terms of their variety and characteristics, such as longevity in maternal blood and fragility when exposed to various processes to enrich their concentration in a maternal blood sample. The Company has refined, and continues to refine, its processes and test reformulated enrichment media to determine if concentrations of fetal cells can be increased, but there can be no assurance that these efforts will prove successful. In addition, there can be no assurance that the Company's prenatal screening products will be able to detect fetal cells in amounts sufficient to allow for the detection and analysis of chromosomal abnormalities. There can be no assurance that the Company's prenatal screening products will be able to effectively and accurately detect Down Syndrome or other chromosomal abnormalities. The development and potential commercialization of the Company's prenatal screening products will require significant research and development, substantial investment and clinical testing and regulatory clearances or approvals. The Company plans to continue to conduct preclinical testing in order to analyze the feasibility of its prenatal screening products. Such efforts may disclose significant technical obstacles that need to be overcome prior to pursuing clinical trials and seeking necessary regulatory approvals. Such obstacles could have the effect of delaying or preventing the successful development of the Company's prenatal screening products. There can be no assurance that the Company will be able to develop this technology into reliable and effective prenatal screening products, that required regulatory clearances or approvals for commercialization will be obtained in a timely manner, or at all, or that the Company's prenatal screening products or other products under development, if introduced commercially, will be successful. If the Company is unable to successfully develop and market its prenatal screening products, the Company's business, financial condition and results of operations would be materially and adversely affected.

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

Accumulated Deficit; Future Losses

  From its inception in July 1986 through the end of 1998, the Company has generated an accumulated deficit of approximately $28.0 million. The Company expects its operating losses to continue to increase as it continues its efforts to develop and test its prenatal screening products. There can be no assurance that its prenatal screening products under development will be commercially marketed or, if commercially marketed, that the Company will ever receive sufficient revenue to achieve profitability and failure to do so would have a material adverse effect on the Company's business, financial condition and results of operations.

Quarterly Fluctuations

  The Company has experienced and expects to continue to experience significant fluctuations in its quarterly operating results. Factors which may have an influence on the Company's operating results in a particular quarter include (i) demand for the Company's products, new product introductions by the Company or its competitors or transitions to new products, (ii) the results of preclinical or planned clinical trials and, if ever received, the timing of regulatory and third-party reimbursement approvals; (iii) the timing of orders and shipments; (iv) the mix of sales between distributors and the Company's direct sales force; (iv) competition, including pricing pressures;

(v) the timing and amount of research and development expenses, including clinical trial-related expenditures; (vi) seasonal factors; (vii) foreign currency fluctuation; and (viii) the delay between incurrence of expenses to develop new products, including related marketing and service capabilities, and realization of benefits from such efforts. The Company believes the pattern of fluctuating revenues is influenced by the budgetary spending practices of the Company's customer base which consists primarily of public and private cytogenetic laboratories, research organizations and hospitals operating on annual budgets. In addition, currency devaluations and lower economic growth in Asia has decreased and are expected to continue to decrease demand for the Company's products in Asian markets. Due to all the foregoing factors, it is likely that in some future quarter the Company's operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially adversely affected.

Additional Capital Requirements; No Assurance Future Capital will be Available

  The Company has expended and will continue to expend substantial funds for research and development, preclinical testing, planned clinical investigations, capital expenditures and manufacturing and marketing of its products. The timing and amount of spending of such capital resources cannot be accurately determined at this time and will depend upon several factors, including the progress of its research and development efforts and planned clinical investigations, competing technological and market developments, commercialization of products currently under development, and market acceptance and demand for the Company's products. To the extent required, the Company may seek to obtain additional funds through equity or debt financing, collaborative or other arrangements with other companies and from other sources. If additional funds are raised by issuing equity securities, further dilution to stockholders would occur. There can be no assurance that additional financing will be available when needed or on terms acceptable to the Company. If adequate funds are not available, the Company could be required to delay development or commercialization of certain of its products, to license to third parties the rights to commercialize certain products or technologies that the Company would otherwise seek to commercialize for itself, or to reduce the marketing, customer support or other resources devoted to certain of its products each of which could have a material adverse effect on the Company's business, financial condition and results of operations.

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

  The Company has applied for three separate 510(k) clearances for the enrichment product, automated scanning product and the Fetal Hemoglobin Identification Kit. The Company has been notified by the FDA that the Enrich Kit and WinScan Automated Image Analysis System may be marketed in the U.S. The DNA probe product will require either FDA clearance of a 510(k) with a tier III level of review or a PMA.

  The Company submitted a protocol for clinical trials of the DNA probe product to the FDA in November of 1996. The Company intends to initiate a multisite, U.S. and international clinical trial of the DNA probe product to detect chromosomal disorders in isolated fetal cells, based upon the review of the protocol by the FDA. There can be no assurance regarding the timing or nature of the FDA response regarding the DNA probe related protocol or the timing for the commencement of clinical trials. There can be no assurance that 510(k) clearance for any of the Company's products under development or any other future product or modification of an existing product will be granted or that the clearance process will not be unduly lengthy and subjected to a thorough FDA review. The FDA has stated that the DNA probe product will require at least a 510(k) tier III level of review. Further, in its draft guidance for in vitro diagnostic devices utilizing cytogenetic in situ hybridization technology for the detection of genetic mutations, the FDA states that when such devices are intended for use as a "stand-alone" for test reporting based on interphase analysis, they will require a PMA that must be reviewed and approved by the FDA prior to sales, distribution and marketing of these products in the United States.

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

  The Company has brought its currently sold instruments, as required, into compliance with the European Parliament's Electromagnetic Compatibility Directive (89/336/EEC) (the "ECD") and is entitled to apply the CE mark, with respect to the ECD, to such instruments. The European Parliament has made a distinction between Medical Devices ("MDs") and IVDs. The Company's instruments are subject to the requirements or advantages of the In Vitro Diagnostic Medical Device Directive (98/79/ec). There can be no assurance, however, that some or all of the Company's products will not be redefined as M.D.'s and made subject to this Directive by the EU or its member states, which may have a material adverse effect on the Company's business, financial condition, and results of operations. There can be no assurance, moreover, that member states, or any other European country, will not adopt other statutes or regulations that could require approval to sale the Company products, or that will otherwise have a material adverse effect on the Company's business, financial condition, or results of operations.

  As required by the In Vitro Diagnostics medical Device Directive, the Company's medical device products have the right to affix the CE mark approved, and the Company is entitled to apply the CE mark. Depending on the complexity of the electromagnetic compatibility of each product, the testing and certification process may take a day to months and cost from the several hundred to several thousand dollars.

Dependence upon Patents and Proprietary Technology; Risk of Infringement

  The Company holds two issued U.S. patents that materially relate to the prenatal screening system, patent no. 5,432,054, issued July 11, 1995 and entitled "Method for Separating Rare Cells from a Population of Cells," and patent no. 5,731,156, issued March 24, 1998 and entitled "Use of Anti-Embryonic Hemoglobin Antibodies to Identify Fetal Cells." These patents expire in July 2012 and March 2015, respectively. Additionally, the Company relies on trade secret protection and on its unpatented proprietary know-how in the development and manufacturing of its products. There can be no assurance that the Company's trade secrets or proprietary technology will not become known or be independently developed by competitors in such a manner that the Company has no practical recourse. Nor can there be any assurance that others will not develop or acquire equivalent expertise or develop products that render the Company's current or future products noncompetitive or obsolete. There can be no assurance that the claims allowed under its patents will be sufficiently broad to protect what the Company believes to be its proprietary rights. In addition, there can be no assurance that issued patents will not be disallowed or circumvented by competitors, or that the rights granted thereunder will provide competitive advantages to the Company. Companies have filed applications for, or have been issued patents relating to, products or processes that may be competitive with certain of the Company's products or processes. The Company is unable to predict how the courts would resolve issues relating to the validity and scope of such patents.

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

Limited Manufacturing Experience; No Manufacturing Experience for the Consumable Enrichment Kit

  To date, the Company's manufacturing activities have consisted primarily of the assembly and testing of its cytogenetic products. If the Company obtains necessary regulatory clearances, registrations and approvals for its prenatal screening products and such technology is successfully introduced, the Company will be required to increase its manufacturing capacity. The Company has no experience in manufacturing the Enrichment Kit, WinscanTM or fetal hemoglobin identification kit portions of its prenatal screening products. Manufacturers often encounter difficulties in commencing and increasing production, including problems involving production yields, adequate supplies of components, quality control and assurance (including failure to comply with the FDA's and State of California's GMP regulations, international quality standards and other regulatory requirements) and shortages of qualified personnel. Difficulties experienced by the Company in manufacturing could have a material adverse effect on its business, financial condition and results of operations. There can be no assurance that the Company will be successful in commencing manufacture of the prenatal screening products in commercial quantities, increasing manufacturing capacity or that it will not experience manufacturing difficulties or product recalls in the future.

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

Single Source Components; Dependence on Key Distributors

  Certain components of the Company's prenatal screening products under development are expected to be in consumable enrichment kit form. The Company intends to initially subcontract the manufacture of such consumable enrichment kits; however, given the stage of the product's development, neither internal nor third party manufacturing processes have been established. The Company currently relies on a sole supplier for the DNA probe component of its consumable enrichment kit. There can be no assurance that reliable, high volume commercial supplies of such component can be established at commercially reasonable costs or that a new supplier could be qualified in a timely manner if the supply of such component were interrupted. There can be no assurance that reliable high volume manufacturing of such gradients can be established at commercially reasonable costs or that a new supplier could be qualified in a timely manner if the supply of such gradients were interrupted. In addition, the Company proposes to use DNA probes in a prenatal screening kit under development, which are currently provided by a limited number of vendors. The Company purchases certain types of DNA probes from a particular supplier subject to such supplier meeting various performance standards. Such probes require FDA clearance or approval for marketing for clinical diagnostic procedures in the United States and may require FDA approval for export. The DNA probe market is characterized by extensive patent litigation and any court order with respect to infringement of intellectual property could adversely affect the supply of available and cost-effective DNA probes. While the Company believes that other sources for such DNA probes are available, if there were to be interruptions in obtaining supplies from its present source, the Company would have to qualify new sources of approved supply.

Dependence on Key Distributors

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

Reliance on International Sales and Operations

  The Company has significant international operations based in the United Kingdom, employing at December 31, 1998, approximately 40 employees. In 1998, 1997 and 1996, approximately 63%, 59% and 60% respectively, of the Company's total revenues were derived from customers and distributors outside of the United States and Canada. Until such time, if ever, as the FDA clears or approves the Company's fetal cell screening technology for marketing in the United States, the Company expects that international sales of cytogenetic products will continue to account for a significant portion of its revenues. Changes in overseas economic conditions, currency exchange rates, foreign tax laws, or tariffs or other trade regulations could have a material adverse effect on the Company's business, financial condition and results of operations. The international nature of the Company's business subjects it and its representatives, agents and distributors to laws and regulations of the foreign jurisdictions in which it operates or in which its products are sold. The regulation of medical devices in a number of such jurisdictions, particularly in the European Community, continues to develop and there can be no assurance that new laws or regulations will not have a material adverse effect on the Company's business. The laws of certain foreign countries may not protect the Company's intellectual property rights to the same extent, as do the laws of the United States.

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

  Asian countries, particularly Japan and Korea, continue to experience banking, currency and other difficulties that are contributing to economic slowdowns or recessions in those countries. The region does not appear to be responding quickly to significant efforts to stimulate its economies. If Asian economies remain stagnant or continue to deteriorate, capital investment by Asian customers could decrease from current levels. Customers in Japan and Korea have already canceled or delayed a significant amount of orders for the Company's products and may cancel or delay additional orders in the future. For 1998, net sales to customers located in Asian countries decreased 4% from 1997 to 15%, of the Company's total revenues.

  For 1998, net sales to customers located in European countries accounted for 45% of the Company's total sales. The unification of the European countries, including the standardization of European currencies, as well as other factors, could contribute to certain countries in the region experiencing banking, currency and other difficulties that could, ultimately, impact the Company's sales in Europe.

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

Risk of Removal From the NASDAQ National Market

  The shares of the Company's Common Stock are quoted on the NASDAQ National Market. If the Company should continue to experience losses from operations, it may be unable to maintain the standards for continued quotation on the NASDAQ National Market, and the shares of Common Stock could be subject to removal from the NASDAQ National Market. Trading, if any, in the Common Stock would therefore be conducted on the NASDAQ SmallCap Market, which is a significantly less liquid market than the NASDAQ National Market. As a result, an investor could find it more difficult to dispose of the Company's Common Stock. NASDAQ has recently promulgated new rules which make continued listing of companies on both the NASDAQ National Market and the NASDAQ SmallCap Market more difficult and has significantly increased its enforcement efforts with regard to the standards for such listing. In addition, if the Company's Common Stock were removed from the NASDAQ National Market and not qualify for listing on the NASDAQ SmallCap Market, the Company's Common Stock could be subject to the so-called "penny stock" rules that impose additional sales practice and market making requirements on broker-dealers who sell and/or make a market in such securities. Consequently, failure to qualify for listing on, or removal from, the NASDAQ SmallCap Market, if it were to occur, could affect the ability or willingness of broker-dealers to sell and/or make a market on the Company's Common Stock and the ability of purchasers of the Company's Common Stock to sell their securities in the secondary market. In addition, if the market price of the Company's Common Stock is less than $5.00 per share, the Company may become subject to certain penny stock rules even if still quoted on the NASDAQ SmallCap Market. Such rules may further limit the market liquidity of the Common Stock and the ability of investors to sell such Common Stock in the secondary market.

Dependence Upon Key Personnel

  The Company's future success depends in significant part upon the continued service of certain key scientific, technical and management personnel, and its continuing ability to attract and retain highly qualified scientific, technical and managerial personnel. Competition for such personnel is intense and there can be assurance that the Company can retain its key scientific, technical and managerial personnel or that it can attract, assimilate or retain other highly qualified scientific, technical and managerial personnel in the future. Key employees of the Company include Jack Goldstein, Ph.D., its Chief Executive Officer, Michael Zoccoli, Ph.D., Vice President of Research and Development, Leslie G. Grant, Ph.D., Executive Vice President, and Carl Hull, Vice President Sales and Marketing. The Company has no key man insurance. The Company has taken steps to retain its key employees, including the granting of stock options that vest over time. Additionally, the Company has entered into employment agreements with Dr. Goldstein, Dr. Grant and Mr. Hull. The loss of key personnel especially if without advanced notice, or the inability to hire or retain qualified personnel could have a material adverse effect upon the Company's business, results of operations and financial condition.

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

Control by Certain Stockholders

  Certain stockholders, including certain executive officers and directors of the Company and their affiliates, own approximately 65% of the outstanding Common Stock. As a result, these stockholders will, to the extent they act together, continue to have the ability to exert significant influence and control over matters requiring the approval of the Company's stockholders, including the election of a majority of the Company's Board of Directors.

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

Potential Adverse Effect of Shares Eligible for Future Sale

  According to Forms 13D and 13G filed by the Company's stockholders, approximately 3,048,305 shares of the Company's Common Stock (representing approximately 26% of the total shares outstanding) are held by affiliates and are therefore subject to volume limitations pursuant to Rule 144. In the event any of such stockholders cease to be affiliates (for example, by resigning from the Board of Directors and holding less than 10% of the shares outstanding), (i) certain of the shares held by such stockholders will be eligible for immediate resale in the public market and (ii) pursuant to Rule 144(k), certain of such shares will no longer be subject to the manner of sale and volume limitations of Rule 144 and will be eligible for resale in the public market after 90 days from the date such stockholder ceases to be an affiliate. Any sale of a substantial number of shares may have the effect of depressing the trading price of the Company's publicly traded stock, which would lower the Company's value and make it more difficult for the Company to raise capital.

Significant Restrictions on Change in Control

  Certain provisions of the Company's current Certificate of Incorporation and Bylaws may have the effect of making it more difficult for a third party to acquire, or discouraging a third party from attempting to acquire, control of the Company. Such provisions could limit the price that certain investors might be willing to pay in the future for shares of the Company's Common Stock. Certain of these provisions provide for the elimination of the right of stockholders to act by written consent without a meeting and specify procedures for director nominations by stockholders and submission of other proposals for consideration at stockholder meetings. In addition, the Company has adopted a Preferred Shares Rights Agreement, sometimes referred to as a poison pill, designed to prevent hostile takeovers not approved by the Board of Directors. Also, the Company is authorized to issue 6,000,000 shares of undesignated Preferred Stock. Such shares of Preferred Stock may be issued by the Company without stockholder approval upon such terms as the Company's Board of Directors may determine. The issuance of Preferred Stock may have the effect of delaying, deferring or preventing a change of control of the Company, may discourage bids for the Company's Common Stock at a premium over the market price of the Common Stock and may adversely affect the market price of the voting and other rights of, the holders of Common Stock. At present, the Company has no plans to issue any of the Preferred Stock. The rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. The issuance of Preferred Stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of the outstanding voting stock of the Company. Certain provisions of Delaware law applicable to the Company could also delay or make more difficult a merger, tender offer or proxy contest involving the Company, including
Section 203 of the Delaware General Corporation Law, which prohibits a Delaware corporation from engaging in any business combination with any interested stockholder for a period of three years unless certain conditions are met.

Item 2. PROPERTIES

  In the United States, Applied Imaging leases an approximately 14,000 square foot facility in Santa Clara, California, under a lease, which terminates in November 30, 2000. The Company also leases approximately 2,700 square foot facility in Pittsburgh, Pennsylvania, under a lease that terminates in March 1999. In the United Kingdom, Applied Imaging International Ltd. ("AII") leases approximately 12,500 square foot facility in Newcastle , which lease terminates in July 2008. The Company believes that its facilities are adequate to meet its requirements through 2000.

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

                                                                   High    Low
                                                                  ------ -------
     1998
       First Quarter............................................. 4 1/4  1 7/8
       Second Quarter............................................ 3 9/16 1 7/8
       Third Quarter............................................. 3      2
       Fourth Quarter............................................ 3 1/8  1 1/4
     1997
       First Quarter............................................. 9 1/2  5
       Second Quarter............................................ 6 7/8  3 3/8
       Third Quarter............................................. 6 7/8  4 1/8
       Fourth Quarter............................................ 6 1/8  1 13/16

  As of March 8, 1999, the number of common stockholders of record was 177. The Company currently intends to retain any earnings for use in its business and does not anticipate paying any cash dividends in the foreseeable future.

Item 6. SELECTED FINANCIAL DATA

                                       Year Ended December 31,
                           ---------------------------------------------------
                             1998       1997       1996       1995      1994
                           ---------  ---------  ---------  ---------  -------
                                (In thousands, except per share data)
Statement of Operations
 Data:
Revenues:
 Product sales............ $   9,034  $  10,457  $   9,259  $   8,106  $ 7,021
 Software maintenance and
  service.................     2,650      2,677      2,663      2,692    2,550
                           ---------  ---------  ---------  ---------  -------
  Total revenues..........    11,684     13,134     11,922     10,798    9,571
Cost of revenues..........     6,010      6,284      5,974      5,484    5,350
                           ---------  ---------  ---------  ---------  -------
  Gross profit............     5,674      6,850      5,948      5,314    4,221
Operating Expenses:
 Research and
  development.............     6,662      7,381      3,667      2,919    2,821
 Sales and marketing......     4,950      3,740      3,088      2,918    2,524
 General and
  administrative..........     2,721      3,639      2,088      2,094    1,898
 Restructuring costs......       353         --         --         --       --
                           ---------  ---------  ---------  ---------  -------
  Total operating
   expenses...............    14,686     14,760      8,843      7,931    7,243
                           ---------  ---------  ---------  ---------  -------
  Operating loss..........    (9,012)    (7,910)    (2,895)    (2,617)  (3,022)
Other income, net.........       541        398         14         71       52
                           ---------  ---------  ---------  ---------  -------
Net loss.................. $  (8,471) $  (7,512) $  (2,881) $  (2,546) $(2,970)
                           =========  =========  =========  =========  =======
Net loss per share--Basic
 and diluted.............. $   (0.86) $   (1.03) $   (1.43) $   (2.46) $ (3.07)
                           =========  =========  =========  =========  =======
Shares used to calculate
 Basic and diluted net
 loss per share........... 9,850,293  7,324,194  2,020,369  1,033,020  967,686
                           =========  =========  =========  =========  =======

                                            December 31,
                           ---------------------------------------------------
                             1998       1997       1996       1995      1994
                           ---------  ---------  ---------  ---------  -------
                                           (In thousands)
Balance Sheet Data:
 Cash, cash equivalents
  and short-term
  investments............. $  11,728  $   8,378  $  12,318  $   5,156  $ 2,503
 Working capital..........    10,753      7,171     10,700      3,249    1,712
 Total assets.............    18,808     14,714     16,473      9,373    7,441
 Non-current portion of
  long-term debt and
  capital lease
  obligations.............        64         89        229        231      336
 Accumulated deficit......   (28,004)   (19,533)   (12,021)    (9,140)  (6,594)
 Total stockholders'
  equity(1)...............    12,343      8,943     12,005      4,714    2,811

--------
(1) No cash dividends have been declared with respect to the Company's Common and Preferred Stock.

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

Overview

  Since its inception in 1986, the Company has principally been engaged in the design, development, manufacture and marketing of automated clinical analysis systems used by cytogenetic laboratories for prenatal and other genetic screening. The Company's cytogenetic instrumentation products include systems that enable laboratories to automate aspects of the detection of chromosomal abnormalities associated with conditions such as Down Syndrome. The Company sells its cytogenetic systems to government and private clinical cytogenetic laboratories, research institutions, universities and pharmaceutical companies, and has sold such systems to approximately 650 sites in over 35 countries.

  In 1993, the Company established a research project to develop proprietary prenatal screening products to detect chromosomal genetic disorders through the enrichment and analysis of fetal blood cells from a routine maternal blood sample. Since that time, the Company has devoted substantial resources to the development of these prenatal screening products. The Company's prenatal screening products, which the Company is developing, incorporate (i) a hematological procedure to enrich the concentration of the fetal blood cells found in maternal blood, (ii) a fetal hemoglobin test kit, (iii) automated image analysis instrumentation to identify the fetal blood cells and (iv) third-party DNA probes to identify certain chromosomal abnormalities present in these fetal cells. The Company intends that preclinical and clinical evaluations of the products be done in such a way so as to establish them as a broadly applicable prenatal screening procedure. The Company anticipates that sales of the products, if cleared or approved by the FDA, will include a consumable enrichment kit used to separate fetal blood cells from maternal blood, a consumable hemoglobin identification kit and imaging instrumentation used to analyze these cells. The implementation of the Company's strategy is dependent upon the successful development and commercialization of the Company's prenatal screening products. In addition, the company has under development a system to detect micrometastatic cells from bone marrow, lymph node and blood samples from cancer patients as a means to better determine the initial staging of the cancer and then detect relapses after treatment earlier than is currently possible.

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

  The Company markets its products worldwide from its operations in the United States and the United Kingdom and performs research and development in the United States. Sales from the United States are primarily to customers within the United States. Revenues in the United Kingdom result from drop shipments of products from the United States directly to customers and from direct shipments from the United Kingdom.

Results of Operations

Fiscal 1998 Compared With Fiscal 1997

  Revenues. Revenues decreased to $11.7 million in 1998 from $13.1 million in 1997. The decrease in revenues is principally due to the economic crisis in Asia, particularly Japan, as well as lower sales in North

America. Software and service contract pricing is derived from product pricing, and with unit selling prices of the Company's CytoVision systems, sold since 1994, significantly lower than earlier generation products, software and service contract pricing has decreased accordingly. In 1998 the Company recorded $287,000 of grant proceeds as revenues. For 1998 and 1997 revenues derived outside of North America were approximately 63% and 59% of total revenues, respectively.

  Cost of Revenues. Cost of revenues as a percent to total sales increased to 51% in 1998, from 48% in 1997. The increase in cost of revenues as a percentage of total revenues is attributable to lower selling prices, as a result of increased price competition for the cytogenetic instrumentation products, lower service revenues and increases to inventory reserves for certain discontinued products.

  Research and Development Expenses. Research and development expenses of $6.7 million decreased $719,000 over 1997. The decrease is primarily due to cost saving programs implemented throughout the year Research and development costs were 57% and 56% of total revenues for 1998 and 1997, respectively.

  Sales and Marketing Expenses. Sales and marketing expenses increased to $5.0 million in 1998 from $3.7 million in 1997. In 1998 and 1997 sales and marketing expenses as a percentage of total revenues were 42% and 28%, respectively. The increase in 1998 is primarily attributable to investment spending for additional marketing and sales personnel to support the launch of the new instrumentation systems and RxFISH.

  General and Administrative Expense. General and administrative expenses in 1998 amounted to $2.7 million, decreasing $918,000 over 1997. The decrease is primarily due to lower corporate staffing levels and lower costs for recruiting and relocation.

  Restructuring. During the quarter ended June 30, 1998, plans were developed to reduce operating costs by eliminating thirteen positions in the Company. The reductions were made at both the United States and United Kingdom facilities. The consolidated statement of operations for 1998 includes a $353,000 charge relating to the severance costs of these terminated employees. Substantially all of the costs have been paid.

Fiscal 1997 Compared With Fiscal 1996

  Revenues. Revenues increased to $13.1 million in 1997 from $11.9 million in 1996. The increase in revenues is primarily attributable to demand by cytogenetic laboratories to automate aspects of otherwise labor-intensive analyses, to increase capacity of existing systems, or to replace older generation systems with the Company's CytoVision products. Software and service contract revenues remained relatively flat at $2.7 million for 1997 and 1996 and as a percentage of total revenues, decreased to 20% in 1997 from 22% in 1996. For 1997 and 1996 revenues derived outside of North America remained relatively consistent at approximately 59% and 60% of total revenues, respectively.

  Cost of Revenues. Cost of revenues increased $6.3 million in 1997, from $6.0 million in 1996, or 48% and 50% as a percentage of total revenues, respectively. This decrease in cost of revenues as a percentage of total revenues from year to year was attributable to increased product shipment volume and engineering design changes to reduce direct material and production costs. The decrease in cost of software maintenance and service is primarily due to lower staffing and material costs as a result of improved components which reduced the number of service calls.

  Research and Development Expenses. Research and development expenses increased to approximately $7.4 million in 1997 from $3.7 million in 1996. The increase was due to increasing expenditures on the development of the prenatal screening products.

  Sales and Marketing Expenses. Sales and marketing expenses increased to $3.7 million in 1997 from $3.1 million in 1996. In 1997 and 1996 sales and marketing expenses as a percentage of total revenues were 28% and 26% respectively. The increase in 1997 is primarily attributable to additional marketing and sales management personnel and the associated recruitment and relocation costs.

  General and Administrative Expenses. General and administrative expenses in 1997 amounted to $3.6 million, increasing $1.6 million over 1996. The increase is primarily due to increased administrative and management staff and associated costs related to public company reporting requirements and management infrastructure changes in anticipation of future growth. In addition, the Company incurred a charge of $480,000 in 1997 associated with executive management changes. In 1997 and 1996 general and administrative expenses were 28% and 18% of total revenue, respectively.

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

Liquidity and Capital Resources

  The Company strengthened in financial position in 1998 by raising $11.4 million of equity net of issuance costs, via private placements of its common stock. As of December 31, 1998, the Company had cash, cash equivalents and short-term investments of $11.7 million and working capital of $10.8 million, compared to $8.4 million and $7.2 million, respectively, at December 31, 1997. For the year ended December 31, 1998, cash used by operations totaled $8.2 million, compared to $7.1 million for the corresponding prior year. The increase in cash used by operations was primarily attributable to an increased loss, and increases in accounts receivable and inventories of $463,000 and $320,000 respectively. In addition, the Company consumed $744,000 in 1998 for purchases of capital equipment compared to $1.1 million for the comparable prior year.

  Since its inception in July 1986 through December 1998, the Company has generated an accumulated deficit of approximately $28 million. The Company expects negative cash flow from operations to continue into at least 2000, as it continues the development of its fetal cell and micrometastasis programs, conducts clinical trials required for FDA clearance of the DNA probe portion of the fetal cell technology, expands its marketing, sales and customer support capabilities, and adds administrative infrastructure .* The Company currently estimates that its capital resources will enable it to meet its short-term capital needs and sustain it through the middle of 2000 .* Long-term capital needs of the Company will require it to raise additional debt or equity financing . If adequate funds are not available, the Company could be required to delay development or commercialization of certain products, to license to third parties the rights to commercialize certain products or technologies that the Company would otherwise seek to commercialize itself, or to reduce the marketing, customer support, or other resources devoted to certain products .* There can be no assurance, however, that the Company will not be required to seek capital at an earlier date. The timing and amount of spending of such capital resources cannot be accurately determined at this time and will depend on several factors, including but not limited to, the progress of its research and development efforts and clinical investigation, the timing of regulatory approvals or clearances, competing technological and market developments, commercialization of products currently under development and market acceptance and demand for the Company's products. In addition, as opportunities arise, proceeds may also be used to acquire businesses, technologies or products that complement any such acquisitions . * The Company may seek to obtain additional funds through equity or debt financing, collaborative or other arrangements with other companies, and from other sources.* No assurance can be given that additional financing will be available when needed or on terms acceptable to the Company.

  In 1998, the Company entered into an Option Agreement to acquire ownership of patents for the enrichment of fetal cells. The agreement provides for a series of payments of approximately $1.1 million if the option is exercised and products using the technology are successful in clinical trials. The final payment of $250,000 would be paid in common stock based on the market value of the common stock as of the date the clinical trials are successfully completed.

 Year 2000 Compliance

  The Company is knowledgeable of the issues associated with the programming code in existing computer systems as the year 2000 approaches. The Company began in 1997 and 1998 with a Year 2000 problem assessment, establishing Year 2000 Company Policy, and initiating the product upgrade solution. The Company is using a four phase approach to address the Year 2000 compliance and issues. The first phase consisted of the inventorying of all potential business interruption problems, including those with products and systems, as well as potential disruption from suppliers and other third parties. The second phase consists of prioritization of potential problems and allocating the appropriate level of resources to the most critical areas. The third phase addresses the remediation programs to solve or mitigate any identified Year 2000 problems. The fourth phase, if necessary, will be to develop and implement contingency plans if there are significant Year 2000 problems from the Company or its key suppliers.

  The Company has completed an assessment of its internal Year 2000 risks. The assessment included a review of products the Company produces and sells to third parties, its telecommunication systems and its internal computer and management information systems. The Company has determined that its current products are Year 2000 compliant. The Company has recently upgraded its telecommunication equipment and accounting systems to be Year 2000 compliant. In February 1999, the Company released Year 2000 Upgrades to bring Pentium-based systems currently installed at customer sites into Year 2000 compliance.
* Should unanticipated Year 2000 problems occur, the Company is prepared to develop and execute contingency plans to satisfy customers on an as needed basis.

  The Company has commenced its external assessment of Year 2000 risks. In early 1998, the Company contacted its key third party manufacturing suppliers to assess exposure to Year 2000 problems. The initial assessment was that the key supplier products were Year 2000 complaint. Currently, the Company is contacting its key suppliers, vendors, financial service organizations (third party suppliers) to confirm their continuing Year 2000 compliance of their products and business programs to ensure the Company will not incur any Year 2000 business disruptions. Additionally, new key suppliers are also being contacted. The Company expects to complete its 1999 external assessment on or before the end of June 1999. At present, the Company is not aware of any issues with any of its third party suppliers. * However, uncertainty exists and significant Year 2000 compliance problems from its third party supplies, partners, or customers that could materially have adverse affect on the Company's business, results of operation, financial condition and prospects.

  The Company has and will continue to expend resources to continue to monitor and upgrade its products and services and for the upgrade to its telecommunication and management information systems. * To date the Company estimates that its has expended approximately $90,000 for costs associated with its year 2000 compliance and estimates it will spend an additional $75,000 to $110,000 inclusive of non-incremental costs that will be incurred by reallocation of existing resources in bringing the Company into Year 2000 compliance.* However, there may be unforeseeable issues with unseen costs that are outside of the Company's control that could have a negative impact.

 New Accounting Pronouncements

  The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. For a derivative not designated as a hedging instrument, changes in the fair value of the derivative are recognized in earnings in the period of change. The Company must adopt SFAS No. 133 by January 1, 2000. Management does not believe that the adoption of SFAS No. 133 will have a material effect on the financial position or results of operations of the Company.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK DERIVATIVES AND FINANCIAL INSTRUMENTS

 Foreign currency hedging instruments

  The Company transacts business in various foreign currencies. Accordingly, the Company is subject to exposure from adverse movements in foreign currency exchange rates. This exposure is primarily related to revenues and operating expenses in the U.K. denominated in the respective local currency.

  The Company currently does not use financial instruments to hedge operating expenses in the U. K. denominated in the respective local currency. Instead, the Company believes that a natural partial hedge exits, because local currency revenues will substantially offset the operating expenses denominated in the respective local currency. The company assesses the need to utilize financial instruments to hedge currency exposure on a ongoing basis. As of December 31, 1998 the Company had no hedging contracts outstanding.

The Company does not use derivative financial instruments for speculative trading purposes, nor does the Company hedge its foreign currency exposure in a manner that entirely offsets the effects of changes in foreign exchange rates. The Company regularly reviews its hedging program and may as a part of this review determine at any time to change its hedging program. See "Risk Factors--Reliance on International Sales and Operations

 Fixed income investments

  The Company's exposure to market risks for changes in interest rates relates primarily to investments in debt securities issued by U.S. government agencies and corporate debt securities. The Company places its investments with high credit quality issuers and, by policy, limits the amount of the credit exposure to any one issuer.

  The company's general policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting market and credit risk. All highly liquid investments with a maturity of three months or less at the date of purchase are considered to be cash equivalents; investments with maturities over three months are considered to be short-term investments. The weighted average pre-tax interest rate on the investment portfolio is approximately 5.7%.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

              Report of Independent Certified Public Accountants

The Board of Directors
Applied Imaging Corp.:

  We have audited the accompanying consolidated balance sheets of Applied Imaging Corp. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1998. In connection with our audits of the consolidated financial statements for the periods indicated above, we have also audited the consolidated financial statement schedule as listed in the Index at Item 14(a)(2) . These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Applied Imaging Corp. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles. Also in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          KPMG LLP

Mountain View, California
February 5, 1999

                             APPLIED IMAGING CORP.
                                AND SUBSIDIARIES

                          Consolidated Balance Sheets

                                                           December 31,
                                                      ------------------------
                                                         1998         1997
                                                      -----------  -----------
                       Assets
Current assets:
  Cash and cash equivalents.......................... $ 5,480,000  $ 2,918,000
  Short-term investments.............................   6,248,000    5,460,000
  Trade accounts receivable (less allowance for
   doubtful accounts of $162,000 and $191,000 at
   December 31, 1998 and 1997, respectively).........   3,821,000    3,358,000
  Inventories........................................   1,169,000      849,000
  Prepaid expenses and other assets..................     436,000      268,000
                                                      -----------  -----------
    Total current assets.............................  17,154,000   12,853,000
Property and equipment...............................   1,569,000    1,793,000
Other assets.........................................      85,000       68,000
                                                      -----------  -----------
                                                      $18,808,000  $14,714,000
                                                      ===========  ===========

        Liabilities and Stockholders' Equity

Current liabilities:
  Bank debt.......................................... $ 1,045,000  $   299,000
  Current portion of capital lease obligation........      34,000       34,000
  Accounts payable...................................   1,572,000    1,754,000
  Accrued expenses...................................   2,519,000    2,434,000
  Deferred revenue...................................   1,231,000    1,161,000
                                                      -----------  -----------
    Total current liabilities........................   6,401,000    5,682,000
Capital lease obligation, less current portion.......      64,000       89,000
Commitments
Stockholders' equity:
  Common stock; $0.001 par value; 20,000,000 shares
   authorized; 11,529,537 and 7,667,956 shares issued
   and outstanding at December 31, 1998 and 1997,
   respectively......................................      12,000        8,000
  Additional paid-in capital.........................  41,121,000   29,636,000
  Accumulated deficit................................ (28,004,000) (19,533,000)
  Deferred stock compensation........................    (419,000)    (801,000)
  Accumulated other comprehensive income.............    (367,000)    (367,000)
                                                      -----------  -----------
    Total stockholders' equity.......................  12,343,000    8,943,000
                                                      -----------  -----------
                                                      $18,808,000  $14,714,000
                                                      ===========  ===========

          See accompanying notes to consolidated financial statements.

                             APPLIED IMAGING CORP.
                                AND SUBSIDIARIES

                     Consolidated Statements of Operations

                                               Year ended December 31,
                                         -------------------------------------
                                            1998         1997         1996
                                         -----------  -----------  -----------
Revenues:
  Product sales........................  $ 9,034,000  $10,457,000  $ 9,259,000
  Software maintenance and other.......    2,650,000    2,677,000    2,663,000
                                         -----------  -----------  -----------
    Total revenues.....................   11,684,000   13,134,000   11,922,000
                                         -----------  -----------  -----------
Cost of revenues:
  Product sales........................    4,953,000    5,188,000    4,501,000
  Software maintenance and service.....    1,057,000    1,096,000    1,473,000
                                         -----------  -----------  -----------
  Total cost of revenues...............    6,010,000    6,284,000    5,974,000
                                         -----------  -----------  -----------
  Gross profit.........................    5,674,000    6,850,000    5,948,000
                                         -----------  -----------  -----------
Operating expenses:
  Research and development.............    6,662,000    7,381,000    3,667,000
  Sales and marketing..................    4,950,000    3,740,000    3,088,000
  General and administrative...........    2,721,000    3,639,000    2,088,000
  Restructuring costs..................      353,000           --           --
                                         -----------  -----------  -----------
  Total operating expenses.............   14,686,000   14,760,000    8,843,000
                                         -----------  -----------  -----------
  Operating loss.......................   (9,012,000)  (7,910,000)  (2,895,000)
Other income, net......................      541,000      398,000       14,000
                                         -----------  -----------  -----------
  Net loss.............................  $(8,471,000) $(7,512,000) $(2,881,000)
                                         ===========  ===========  ===========
Net loss per share--basic and diluted..  $     (0.86) $     (1.03) $     (1.43)
                                         ===========  ===========  ===========
Shares used to calculate basic and
 diluted net loss per share............    9,850,293    7,324,194    2,020,369
                                         ===========  ===========  ===========


          See accompanying notes to consolidated financial statements.

                     APPLIED IMAGING CORP. AND SUBSIDIARIES

                Consolidated Statements of Stockholders' Equity

                                                                                                  Accumulated
                   Preferred stock       Common stock    Additional                  Deferred        other        Total
                  ------------------  ------------------   paid-in   Accumulated      stock      comprehensive stockholder
                    Shares    Amount    Shares   Amount    capital     deficit     compensation     income       equity
                  ----------  ------  ---------- ------- ----------- ------------  ------------  ------------- -----------
Balances as of
 December 31,
 1995............  3,919,179  $4,000   1,067,785 $ 1,000 $14,216,000 $ (9,140,000)          --     $(367,000)  $ 4,714,000
 Exercise of
  common stock
  options........         --      --      89,250      --     161,000           --           --            --       161,000
 Initial public
  offering (IPO)
  of common
  stock, net of
  $1,829,000
  offering
  costs..........         --      --   1,650,000   2,000   9,719,000           --           --            --     9,721,000
 Preferred stock
  converted to
  common stock in
  connection with
  IPO............ (3,919,179) (4,000)  3,960,017   4,000          --           --           --            --            --
 Net exercise of
  110,416 Series
  F preferred
  stock warrants
  in connection
  with IPO.......         --      --      56,783      --          --           --           --            --            --
 Deferred
  employee stock
  option
  compensation...         --      --          --      --   1,473,000           --  (1,.473,000)           --            --
 Amortized of
  deferred stock
  compensation...         --      --          --      --          --           --      290,000            --       290,000
 Net Loss........         --      --          --      --          --   (2,881,000)          --            --    (2,881,000)
                  ----------  ------  ---------- ------- ----------- ------------  -----------     ---------   -----------
Balances as of
 December 31,
 1996............         --      --   6,823,835   7,000  25,569,000  (12,021,000)  (1,183,000)     (367,000)   12,005,000
 Exercise of
  common stock
  options........         --      --      34,003      --      72,000           --           --            --        72,000
 Private
  placement of
  common stock,
  net of $59,000
  offering
  costs..........         --      --     796,020   1,000   3,940,000           --           --            --     3,941,000
 Stock issued in
  connection with
  employee stock
  purchase plan..         --      --      14,098      --      55,000           --           --            --        55,000
 Amortization of
  deferred stock
  compensation...         --      --          --      --          --           --      382,000            --       382,000
 Net Loss........         --      --          --      --          --   (7,512,000)          --            --    (7,512,000)
                  ----------  ------  ---------- ------- ----------- ------------  -----------     ---------   -----------
Balances as of
 December 31,
 1997............         --      --   7,667,956   8,000  29,636,000  (19,533,000)    (801,000)     (367,000)    8,943,000
 Exercise of
  common stock
  options........         --      --       8,247      --      17,000           --           --            --        17,000
 Private
  placement of
  common stock
  net of $100,000
  offering
  costs..........         --      --   3,833,330   4,000  11,396,000           --           --            --    11,400,000
 Stock issued in
  connection with
  employee stock
  purchase plan..         --      --      20,004      --      48,000           --           --            --        48,000
 Stock warrants
  extended.......         --      --          --      --      24,000           --           --            --        24,000
 Amortized of
  deferred stock
  compensation...         --      --          --      --          --           --      382,000            --       382,000
 Net loss........         --      --          --      --          --   (8,471,000)          --            --    (8,471,000)
                  ----------  ------  ---------- ------- ----------- ------------  -----------     ---------   -----------
Balances as of
 December 31,
 1998............         --      --  11,529,537 $12,000 $41,121,000 $(28,004,000) $  (419,000)    $(367,000)  $12,343,000
                  ==========  ======  ========== ======= =========== ============  ===========     =========   ===========

          See accompanying notes to consolidated financial statements.

                             APPLIED IMAGING CORP.
                                AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

                                                Year ended December 31,
                                          -------------------------------------
                                             1998         1997         1996
                                          -----------  -----------  -----------
Cash flows from operating activities:
 Net loss...............................  $(8,471,000) $(7,512,000) $(2,881,000)
 Adjustments to reconcile net loss to
  net cash used for operating
  activities:
  Depreciation and amortization.........      939,000      695,000      583,000
  Unrealized exchange (gain) loss.......           --           --       33,000
  Compensation expense related to
   employee stock options...............      382,000      382,000      290,000
  Loss on sale of other assets..........        5,000       29,000           --
  Changes in operating assets and
   liabilities:
   Trade accounts receivable............     (463,000)  (1,904,000)      47,000
   Inventories..........................     (320,000)     (18,000)      49,000
   Prepaid expenses and other assets....     (168,000)      68,000     (196,000)
   Accounts payable.....................     (182,000)      75,000      538,000
   Accrued expenses.....................      (15,000)   1,130,000     (126,000)
   Deferred revenue.....................       70,000      (62,000)    (163,000)
                                          -----------  -----------  -----------
   Net cash used for operating
    activities..........................   (8,223,000)  (7,117,000)  (1,826,000)
                                          -----------  -----------  -----------
Cash flows from investing activities:
  Purchase of short-term investments....   (4,997,000)  (7,456,000)          --
  Proceeds from sales and maturities of
   short term investments...............    4,209,000    1,996,000    2,997,000
  Proceeds from sales of fixed assets...       24,000           --           --
  Purchase of equipment.................     (744,000)  (1,119,000)    (498,000)
  Other assets..........................      (17,000)     203,000       71,000
                                          -----------  -----------  -----------
   Net cash provided by (used for)
    investing activities................   (1,525,000)  (6,376,000)   2,570,000
                                          -----------  -----------  -----------
Cash flows from financing activities:
  Net proceeds from issuance of common
   stock................................   11,565,000    4,068,000    9,882,000
  Proceeds from stock warrants
   extended.............................       24,000           --           --
  Bank loan proceeds/(payments)--net....      746,000       38,000     (467,000)
  Capital lease payments................      (25,000)     (13,000)          --
                                          -----------  -----------  -----------
   Net cash provided by financing
    activities..........................   12,310,000    4,093,000    9,415,000
                                          -----------  -----------  -----------
Net increase (decrease) in cash and cash
 equivalents............................    2,562,000   (9,400,000)  10,159,000
Cash and cash equivalents at beginning
 of year................................    2,918,000   12,318,000    2,159,000
                                          -----------  -----------  -----------
Cash and cash equivalents at end of
 year...................................    5,480,000  $ 2,918,000  $12,318,000
                                          ===========  ===========  ===========
Supplemental disclosure of cash paid for
 interest...............................  $    92,000  $    39,000  $    86,000
                                          ===========  ===========  ===========
Supplemental disclosure of non-cash
 investing and financing activities:
  Equipment acquired through capital
   leases...............................           --  $   135,000           --
                                          ===========  ===========  ===========
  Deferred compensation relating to
   employee stock options...............           --           --  $ 1,473,000
                                          ===========  ===========  ===========
  Conversion of preferred stock and
   preferred stock warrants into common
   stock................................           --           --  $     4,000
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

 Foreign Exchange

  The Company accounts for its foreign operations in accordance with Statement of Financial Accounting Standards (SFAS) No. 52, Foreign Currency Translation. Prior to April 1994, the functional currency for Applied Imaging International, Limited was the British pound and, accordingly, translation adjustments resulting from the conversion of the subsidiary's financial statements into U.S. dollars were accumulated and reported as a separate component of stockholders' equity. Beginning in April 1994, certain operational and organizational changes within the Company caused the functional currency for the Company's subsidiary to become the U.S. dollar. Therefore, monetary assets and liabilities of the subsidiary are remeasured to the U.S. dollar at year-end exchange rates while nonmonetary items are remeasured at historical rates. Revenue and expense accounts related to monetary assets and liabilities are remeasured at the average rates in effect during the year. Revenue and expenses related to non-monetary assets and liabilities are translated at historical rates. Foreign currency gains and losses resulting from the conversion of the subsidiary's financial statements into U.S. dollars are currently recognized in the consolidated statement of operations. The functional currency of Applied Imaging, Limited is also the U.S. dollar.

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

 Comprehensive Income

  In accordance with Statement of Financial Accounting Standards (SFAS) No.130 Reporting Comprehensive Income, the Company is required to classify items of other comprehensive income, by their nature (e.g. unrealized gains or losses on securities) in a financial statement. There were no components of other comprehensive income for the years ended December 31, 1998, 1997 and 1996. The accumulated balance of other comprehensive income from periods prior to 1996 are reported as Accumulated other comprehensive

                    APPLIED IMAGING CORP. AND SUBSIDIARIES
income' and displayed separately from retained earnings and additional paid-in capital in the equity section of the balance sheet.

 Revenue Recognition

  The company recognizes revenue on product sales upon shipment and concurrently accrues for expected hardware warranty expenses and establishes reserves for product returns. Revenue attributable to software maintenance and support, is deferred and recognized ratably over the term of the maintenance agreement, generally one year.

  In October 1997, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 97-2, Software Revenue Recognition. SOP 97-2 applies to the sales of products that contain software elements that are more than incidental to the product as a whole. The Company adopted SOP 97-2 effective January 1, 1998. SOP 97-2 generally requires revenue attributable to software elements to be allocated to the elements based on their fair values. The fair value of an element must be based on the evidence which is specific to the vendor. The revenue allocated to software products is recognized upon shipment of the product. The revenue attributable to maintenance and support is recognized ratably over the term of the maintenance agreement. There was no change to the Company's accounting for revenues as a result of the adoption of SOP 97-2.

  In February 1998, the AICPA issued SOP 98-4, Deferral of the Effective Date of SOP 97-2. The SOP defers the effective date for applying the provisions regarding vendor-specific objective evidence of fair value ("VSOE") until the AICPA can reconsider what constitutes such VSOE. There was no change to the Company's accounting for revenues as a result of the adoption of SOP 98-4.

  In December 1998, the AICPA issued SOP 98-9, Software Revenue Recognition, with Respect to Certain Arrangements, which requires recognition of revenue using the "residual method" in a multiple-element arrangement when fair value does not exist for one of more of the delivered elements in the arrangement. Under the residual method, the total fair value of the undelivered elements is deferred and subsequently recognized in accordance with SOP 97-2. The Company does not expect a change to its accounting for revenues as a result of the provisions of SOP 98-9.

 Research and Development Expenditures

  Research and development expenditures are charged to expense as incurred.

 Earnings (loss) per Share

Basic and diluted net loss per share are computed using the weighted average number of outstanding shares of common stock. There were no reconciling items of the numerators and denominators of the basic and diluted EPS computation. Shares excluded from the computation of EPS because their effect on EPS was antidilutive, but could dilute basic EPS in future periods are as follows:

                                        1998                     1997                    1996
                              ------------------------ ------------------------ ----------------------
                                           Weighted                 Weighted               Weighted
                                           average                  average                average
                               Shares   exercise price  Shares   exercise price Shares  exercise price
                              --------- -------------- --------- -------------- ------- --------------
     Options................. 1,787,405     $2.32      1,199,272     $4.04      481,250     $2.48
     Warrants................   577,909      5.17        681,744      5.18      508,734      4.97
                              ---------                ---------                -------
       Total................. 2,365,314                1,881,016                989,984
                              =========                =========                =======

                    APPLIED IMAGING CORP. AND SUBSIDIARIES

 Cash Equivalents and Short-Term Investments

  All investments with original maturities at date of purchase of three months or less are considered by the Company to be cash equivalents.

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

 Short-Term Investments

  Short-term investments consist of investments acquired with maturities exceeding three months. While the Company's intent is to hold debt securities to maturity, consistent with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, the Company has classified all securities as available-for-sale, as the sale of such securities may be required prior to maturity to implement management strategies. Such securities are reported at fair value with unrealized gains or losses excluded from earnings and reported as a separate component of shareholder's equity, net of applicable taxes. As of December 31, 1998, the difference between the fair value and the amortized cost of available-for-sale securities was not significant, therefore, no unrealized gains or losses have been recorded in shareholders equity.

  As of December 31, 1998 and 1997, the Company's short-term investments consisted of certificates of deposit and corporate bonds with the following contractual maturities::

                                                                    1998   1997
                                                                   ------ ------
     Corporate bonds.............................................. $6,248 $2,191
     Certificates of deposit......................................     --  3,269
                                                                   ------ ------
       Total...................................................... $6,248 $5,460
                                                                   ====== ======

  As of December 31, 1998, the maturities of the short-term investments are as follows: $3,166 within one year and $3,082 more than one year.

 Capitalized Software Costs

  Computer software development costs incurred subsequent to the determination of product technological feasibility are capitalized in accordance with the provisions of SFAS No. 86, Accounting for the Cost of Computer Software to be Sold, Leased or Otherwise Marketed. Amortization of these capitalized costs is provided using the greater of the ratio of revenues generated in the period over total future revenues of the product, or the straight-line method over the estimated market life of the related products, generally three years, commencing when the product becomes generally available to customers. For the years ended December 31,

                    APPLIED IMAGING CORP. AND SUBSIDIARIES

1998, 1997 and 1996, software development costs incurred subsequent to the establishment of technological feasibility have not been material. The net book value of capitalized costs is not significant and is included in other assets in the consolidated balance sheets.

 Stock Based Compensation

  The Company uses the intrinsic-value method to account for its stock-based compensation arrangements.

 Income Taxes

  The Company uses the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided to reduce the deferred tax assets when it is more likely than not that all or a portion of the deferred tax assets will not be realized.

 Fair Value of Financial Instruments

  Financial instruments consist principally of cash equivalents, short-term investments, trade receivables, notes receivable, accounts payable, and bank debt. The carrying amounts of these financial instruments approximate fair value.

  Financial instruments that potentially subject the Company to concentrations of credit risk are accounts receivable, cash equivalents and short-term investments which the Company places with high-credit qualified financial institutions and, by policy, limits the amount of credit exposure to any one financial institution. The Company sells its products to government and private clinical cytogenetic laboratories, research institutions, universities, and pharmaceutical companies located primarily in the United States, Canada, Europe, and the Pacific Rim. The Company's credit risk is concentrated primarily in the United States and Europe. The Company does not have a significant concentration of credit risk with any single customer. The Company performs on-going credit evaluations of its customer's financial condition and, generally requires no collateral from its customers. The Company maintains an allowance for doubtful accounts to cover potential credit losses.

(2) Inventories

  A summary of inventories follows:

                                                                December 31,
                                                             -------------------
                                                                1998      1997
                                                             ---------- --------
     Raw materials.......................................... $  999,000 $721,000
     Work in process........................................     96,000   85,000
     Finished goods.........................................     74,000   43,000
                                                             ---------- --------
                                                             $1,169,000 $849,000
                                                             ========== ========

                    APPLIED IMAGING CORP. AND SUBSIDIARIES

(3) Property and Equipment

  A summary of property and equipment follows:

                                                              December 31,
                                                          ---------------------
                                                             1998       1997
                                                          ---------- ----------
     Equipment........................................... $2,726,000 $2,793,000
     Demonstration equipment.............................  1,173,000  1,275,000
     Furniture and fixtures..............................    626,000    489,000
                                                          ---------- ----------
                                                           4,525,000  4,557,000
     Less accumulated depreciation.......................  2,956,000  2,764,000
                                                          ---------- ----------
                                                          $1,569,000 $1,793,000
                                                          ========== ==========

  In 1998, the Company reduced the carrying amount of property and equipment and the related accumulated depreciation by $569,000 related to fully depreciated property and equipment that is no longer in use.

(4) Accrued Expenses

  A summary of accrued expenses follows:

                                                              December 31,
                                                          ---------------------
                                                             1998       1997
                                                          ---------- ----------
     Compensation and related costs...................... $  523,000 $  649,000
     Royalties ..........................................    367,000    267,000
     Severance ..........................................    226,000    480,000
     Other ..............................................  1,403,000  1,038,000
                                                          ---------- ----------
                                                          $2,519,000 $2,434,000
                                                          ========== ==========

(5) Bank Debt

  Applied Imaging International, Limited has a (Pounds)750,000 gross and (Pounds)500,000 net unsecured line of credit with an international bank which is guaranteed by the Company. Under the line of credit the Company also has the ability to borrow additional amounts based on cash deposits held by the bank up to a maximum additional amount of (Pounds)250,000. The line of credit is available until April 30, 1999, and bears interest at 3% above the bank's base rate, for borrowings up to (Pounds)500,000 and 6% for borrowings over (Pounds)500,000. The base rate was 6.25% as of December 31, 1998. As of December 31, 1998 amounts outstanding under this facility amounted to $1,045,000.

(6) Stockholders' Equity

 Common Stock

  The Company is authorized to issue 20,000,000 shares of common stock. As of December 31, 1998, there were warrants outstanding to purchase 173,010 shares of common stock at $5.78 per share, 264,899 shares at $5.25 per share and 140,000 shares at $4.25 per share. These warrants expire in 2000, 1999 and 2000, respectively. During 1998, the Company extended the exercise period of warrants to purchase 264,899 shares of common stock at $5.05 per share originally scheduled to expire in 1998 such that the warrants now expire in 1999. The Company received proceeds of $24,000 from the warrant holders equal to the fair value of the extended warrants using the Black-Scholes option pricing model.

                    APPLIED IMAGING CORP. AND SUBSIDIARIES

  As of December 31, 1998, 950,000 shares of common stock were reserved for issuance under the Company's 1998 Stock Plan. Under the 1998 Stock Plan, stock options may be granted to Board members, officers, key employees, and consultants at the fair market value of the common stock at the date of the grant, as determined by the Board. Options are exercisable over 5 to 10 years from the date of grant, and typically vest ratably over 4 years. In October 1998, the Company's 1988 Amended and Restated Incentive Stock Option Plan expired. In 1994, the Company enacted a Directors Option Plan designed to encourage participation on the Company's Board. Under this plan, 5,000 shares per year are automatically granted to non-employee directors. The terms of the plan allow the granting of stock options upon initial election to the Board and for each subsequent term on the Board. As of December 31, 1998 there were 60,000 shares reserved for issuance under this plan and a total of 60,000 options have been granted.

  On June 19, 1996, the Board adopted, effective upon the closing of the IPO, the Company's Employee Stock Purchase Plan (the Plan) whereby eligible employees may purchase common stock through payroll deductions of up to 10% of compensation, at a per share price of 85% of the fair market value of the Company's common stock on the enrollment date or the exercise date six months later, whichever is lower. As of December 31, 1998 there were 165,898 shares reserved for issuance under the Plan. The compensation expense measured for the difference between the fair value of the Company's common stock on the enrollment date and the date of purchase is not material for the years ended December 31, 1998, 1997 and 1996.

 Accounting for Stock-Based Compensation

  As of December 31, 1998, there were 351,250 options available for grant under the 1998 Stock Plan. In 1996, the Company recorded a deferred charge of $1,473,000, representing the difference between the exercise price and the deemed fair value of the Company's common stock for 246,750 shares subject to common stock options granted in the 12-month period preceding the IPO. The deferred stock compensation is being amortized to compensation expense over the period during which the options become exercisable, generally four years.

  The Company has adopted the pro forma disclosure provisions of SFAS No. 123 for the 1998 Stock Plan and Employee Stock Purchase Plan. Had compensation cost for the Company's stock-based compensation plans been determined in a manner consistent with the fair value approach described in SFAS No. 123 'Accounting for Stock-Based Compensation', the Company's net loss and pro forma net loss per share as reported would have been increased to the pro forma amounts indicated below.

                                                      Year ended December 31,
                                                      -------------------------
                                                       1998     1997     1996
                                                      -------  -------  -------
     Net loss:
       As reported................................... $(8,471) $(7,512) $(2,881)
       Pro forma..................................... $(9,206) $(8,218) $(2,965)
     Net loss per share:
       As reported:
         Basic and diluted........................... $  (.86) $ (1.03) $ (1.43)
       Pro forma:
         Basic and diluted........................... $  (.93) $ (1.12) $ (1.47)

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

                    APPLIED IMAGING CORP. AND SUBSIDIARIES

Vesting of the amended options occurs over four years and begins on February 2, 1998. Holders of the options had until March 30, 1998 to make an irrevocable decision to either retain their existing options without amendment or accept the amendment to their options. The amendment of the options is treated for accounting purposes as if the Company cancelled the existing options and issued new options with the lower exercise price and new vesting schedule. The compensation expense measured for the difference between the fair value of the Company's common stock on the date employees elected to accept new repriced options and the exercise price of the repriced options ($2.44 per share) was not significant.

  The fair value of each option is estimated on the date of grant using the fair value method with the following weighted-average assumptions: volatility of 60%, no dividends, an expected life of three years, and risk-free interest rates of 4.66 %, 6.16% and 5.71% for the years ended December 31, 1998, 1997 and 1996 respectively. All of the above assumptions were used for the Employee Stock Purchase Plan except the expected life is six months.

  A summary of the status of the Company's stock option activity for the years ended December 31, 1998, 1997 and 1996, is as follows:

                                                            Weighted- Weighted-
                                                             average   average
                                                            exercise    fair
                                                  Shares      price     value
                                                 ---------  --------- ---------
   Outstanding at December 31, 1995............    356,250    $2.24
   Granted--Exercise price equals market
    value......................................    238,750     2.66     $7.38
   Granted--Exercise prices less than market
    value......................................     53,750     2.66      2.90
   Canceled....................................    (78,250)    2.80
   Exercised...................................    (89,250)    1.80
                                                 ---------
   Outstanding at December 31, 1996............    481,250     2.48
   Granted--Exercise price equals market
    value......................................    443,750     5.67      2.93
   Granted--Exercise prices greater than market
    value......................................    269,400     3.87      1.88
   Granted--Exercise prices less than market
    value......................................     60,250     4.05      2.15
   Canceled....................................    (21,375)    3.90
   Exercised...................................    (34,003)    2.15
                                                 ---------
   Outstanding at December 31, 1997............  1,199,272     4.04
   Granted--Exercise price equals market
    value......................................    714,750     2.43      1.05
   Granted--Exercise price greater than market
    value......................................    520,250     1.91       .83
   Granted--Exercise price less than market
    value......................................     16,000     3.19     $1.44
   Canceled....................................   (654,016)    5.30
   Exercised...................................     (8,851)    1.82
                                                 ---------    -----
   Outstanding at December 31, 1998............  1,787,405    $2.32
                                                 =========

  Approimately 604 shares that were exercised in 1998 were issued in 1999.

                    APPLIED IMAGING CORP. AND SUBSIDIARIES

  The following table summarizes information about fixed stock options outstanding as of December 31, 1998:

                                                                                Options
                                            Options outstanding               exercisable
                                ------------------------------------------- ----------------
                                                                                    Weighted
                                            Weighted average    Weighted            average
                                  Number       remaining        average             exercise
     Range of exercise prices   outstanding contractual life exercise price Number   price
     ------------------------   ----------- ---------------- -------------- ------- --------
     From $1.80 to $2.50.....    1,463,005     8.74 years        $2.09      313,281  $2.03
     From $2.75 to $3.25.....      271,400     8.35 years         2.87       94,446   2.85
     From $4.88 to $6.30.....       53,000     7.95 years         5.99       43,250   6.20
                                 ---------                                  -------
                                 1,787,405     8.66 years         2.32      450,977   2.60
                                 =========                                  =======

(7) Income Taxes

  The Company has not recorded an income tax benefit in 1998, 1997, and 1996 due to the recording of a valuation allowance as an offset to net deferred tax assets. A valuation allowance is provided due to uncertainties surrounding the realization of deferred tax assets due to the history of operating losses incurred by the Company. The tax effects of temporary differences that give rise to significant portions of deferred tax assets are presented below:

                                                        December 31,
                                              ---------------------------------
                                                 1998        1997       1996
                                              ----------- ---------- ----------
   Deferred tax assets:
   Accounts receivable, principally due to
    the allowance for doubtful accounts...... $    31,000 $   43,000 $   43,000
   Inventories, principally due to the
    allowance for obsolete inventory, and
    additional costs inventoried for tax
    purposes.................................     162,000    146,000    131,000
   Tangible and intangible assets,
    principally due to differences in
    depreciation and amortization............     100,000         --         --
   Revenue deferred for financial statement
    purposes, not for tax reporting
    purposes.................................          --         --    220,000
   Deferred compensation not currently
    deductible...............................     122,000    122,000    101,000
   Accrued expenses, not currently
    deductible...............................     237,000    415,000     90,000
   Net operating loss carryforwards..........   8,740,000  6,109,000  4,055,000
   Business credit carryforwards.............   1,186,000    540,000    386,000
                                              ----------- ---------- ----------
   Total gross deferred tax assets...........  10,578,000  7,375,000  5,026,000
   Less valuation allowance..................  10,578,000  7,368,000  4,967,000
                                              ----------- ---------- ----------
   Net deferred tax assets................... $        -- $    7,000 $   59,000
   Deferred tax liabilities:
   Tangible and intangible assets,
    principally due to differences in
    depreciation and amortization............          --      7,000     59,000
                                              ----------- ---------- ----------
   Total gross deferred tax liability........          --      7,000     59,000
                                              ----------- ---------- ----------
   Net deferred tax assets................... $        -- $       -- $       --
                                              =========== ========== ==========

  As of December 31, 1998, the Company had net operating loss carryforwards for U.S. federal, U.K., and California state tax return purposes of approximately $22,166,000, $2,803,000, and $4,765,000, respectively. The

                    APPLIED IMAGING CORP. AND SUBSIDIARIES
federal and California net operating loss carryforwards expire in the years between 2004 and 2018 and between 1998 and 2004, respectively. The Company's U.K. net operating loss carryforward is available indefinitely to offset its U.K. trading profits arising from distribution operations. The difference between the tax loss carryforwards and the accumulated deficit primarily relates to timing differences in the recognition of deferred revenue, accrued compensation, and certain reserves.

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

(8) Commitments

  The Company has various noncancelable operating leases for equipment, vehicles, and facilities expiring through 2008. The facility leases generally contain renewal options for periods ranging from two to five years and require the Company to pay all executory costs such as maintenance, property taxes, and insurance. Rent expense under operating leases aggregated $481,000, $351,000 and $264,000 during 1998, 1997 and 1996, respectively. The Company's primary lease commitments are for its facilities in the United Kingdom, which aggregate approximately (Pounds)119,000 per year through 2003, with a five-year renewal option held by the Company, and for its facilities in the United States, which aggregate approximately $291,000 and $267,000 for 1999 and 2000, respectively.

  The Company has a capital lease commitment of $116,000, including interest of $17,000 at 10%, which calls for annual payments of $34,000 through the year 2001 and a payment of $15,000 in 2002.

  In October 1997, the Company entered into an exclusive worldwide licensing agreement with the University of Cambridge for the commercialization of DNA-probe technology recently developed by the Cambridge researchers. The agreement requires minimum annual royalty payments of $30,000 and the payment for specific research related projects. The agreement will remain in full force and effect until the expiration of the last patent right or ten years whichever is later.

  In March 1998, the Company entered into a non-exclusive world-wide agreement with Amersham Pharmacia Biotech Inc. for the right to use certain technologies in conjunction with its DNA probe technology. The agreement requires minimum annual royalty payments of $10,000. The agreement will remain in full force and effect until the expiration of all patents or eight years, whichever is later.

  In December 1998, the Company entered into an option agreement to acquire ownership of patents for the enrichment of fetal cells. The agreement provides for payments of $1.1 million if the option is exercised and products using the technology are successful in clinical trials. The final payment of $250,000 would be paid in common stock based on the market value of the common stock as of the date the clinical trials are successfully completed.

(9) Employee Benefit Plans

  In January 1994, the Company implemented a retirement savings and investment plan that is intended to qualify under Section 401(k) of the Internal Revenue Code (the 401(k) Plan) covering all of the Company's United States-based employees. An employee may elect to defer, in the form of contributions to the 401(k) Plan

                    APPLIED IMAGING CORP. AND SUBSIDIARIES
on his or her behalf, up to 15% of the total compensation that would otherwise be paid to the employee, not to exceed the amount allowed by applicable Internal Revenue Service guidelines. The Company matches 100% of the amounts deferred by the employee participants up to 3% of such employee's total compensation and such matching amounts vest over a three-year period from the initial participation date. The Company contributed, $90,000, $85,000 and $69,000 in 1998, 1997 and 1996, respectively.

  The Company's United Kingdom-based employees are covered by retirement savings plans (the International Retirement Plans). Under such plans, an employee may elect to make contributions of 3.5% of such employee's earnings. Amounts contributed by the Company range from 5.5% to 10.5% of such employee's earnings. During 1998, 1997 and 1996, respectively, the Company made contributions to the Internal Retirement Plans totaling $66,000, $60,000, $47,000, respectively.

(10) Other Income, Net

  The components of other income, net are as follows:

                                                         December 31,
                                                 ------------------------------
                                                   1998      1997       1996
                                                 --------  ---------  ---------
     Interest income............................ $579,000  $ 595,000  $ 208,000
     Interest expense...........................  (92,000)   (49,000)   (86,000)
     Gain (loss) on foreign exchange............   58,000   (163,000)  (112,000)
     Miscellaneous income (expense).............   (4,000)    15,000      4,000
                                                 --------  ---------  ---------
                                                 $541,000  $ 398,000  $  14,000
                                                 ========  =========  =========

(11) Foreign Operations

  The Company has adopted the provision of SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information. SFAS No 131 establishes standards for the reporting by public business enterprises of information about operating segments, products and services, geographic areas, and major customers. The method for determining what information to report is based on the way management organizes the operating segments within the Company for making operating decision and assessing financial performance.

  The Company's chief operating decision maker is considered to be the Company's Chief Executive Officer (CEO"). The CEO reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. The consolidated financial information is identical to the information presented in the accompanying consolidated statements of operations. Therefore, the Company operates in a single operating segment: prenatal instrumentation and screening.

                               United States United Kingdom Israel  Consolidated
                               ------------- -------------- ------- ------------
     Revenues:
      1998....................  $ 4,304,000    $7,380,000        -- $11,684,000
      1997....................    5,328,000     7,806,000        --  13,134,000
      1996....................    4,797,000     7,125,000        --  11,922,000
     Identifiable assets:
      1998....................  $13,762,000    $4,498,000   $48,000 $18,808,000
      1997....................   11,051,000     3,438,000   225,000  14,714,000

  No single customer accounted for greater than 10% of revenues in any period reported.

                    APPLIED IMAGING CORP. AND SUBSIDIARIES

(12) Research and Development Arrangement

  During 1995, the Company was awarded a grant by the Israel-United States Binational Industrial Research and Development (BIRD) Foundation. With the funding received from the grant, the Company began research operations in its Israel subsidiary relating to its fetal cell program. All funds received by the Company in advance of performing the related research and development are recorded as a deferred credit in the accompanying consolidated balance sheets and, as expenses are incurred, the deferred credit is depleted. Over the life of the grant, the Company could receive up to $543,000 in matching funds. These funds, as well as any accrued interest, will be required to be paid back to the BIRD Foundation if future revenues are realized from the related research and development activities, at the rate of 2 1/2 % of such future revenues generated in the first year such revenues occur, and 5% of revenues in succeeding years, over a six-year period, up to a maximum of 150% of the funds received. As of December 31, 1997, the Company has received a total of $492,000 in funding and no further funding is expected. The Company recognized credits to research and development expenses of approximately $34,000 during 1997 and $361,000 during 1996.

(13) Restructuring

  During the quarter ended June 30, 1998, the Company developed plans to reduce operating costs by eliminating thirteen employee positions in the Company. The employee reductions were made at both the United States and United Kingdom facilities. The consolidated statement of operations for the year ended December 31, 1998 includes a $353,000 charge related to the severance costs for these terminated employees. Substantially all of the severance costs had been paid as of December 31, 1998.

(14) Private Placement Transaction

  On June 3, 1998, the Company consummated a private sale of 3,333,331 shares of its common stock to certain accredited investors at $3.00 per share. The price exceeded the closing price of the Company's common stock as reported on the NASDAQ National Market System. Included in the sale was 1,000,000 shares sold to New Enterprise Associates, a principal owner of the Company. Thomas C. McConnell, a director of the company, is an affiliate of New Enterprise Associates.

  On July 7, 1998 and July 15, 1998, the Company consummated private sales of collectively 499,999 shares of its common stock to certain accredited investors at $3.00 per share. The price exceeded the closing price of the Company's common stock as reported on the NASDAQ National Market System.

  On May 22, 1997, the Company consummated a private sale of 796,020 shares of its common stock to certain partnerships affiliated with New Enterprise Associates, at $5.025 per share. The price per share was calculated as the average of the closing prices of the Company's common stock as reported on the NASDAQ National Market System for the previous five trading days prior to the day of the transaction closing date. In connection with this transaction, the Company also issued warrants, which may be exercised within a three-year period ending May 21, 2000 to acquire an aggregate of 173,010 shares of the Company's common stock at a purchase price of $5.78 per share. The Company allocated a portion of the proceeds to the warrants based on the fair value using the Black-Scholes pricing model and such amount is included within common stock.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

  Certain information required by Part III is omitted from this Report on Form 10-K in that the Registrant will file a definitive proxy statement within 120 days after the end of its fiscal year pursuant to Regulation 14A with respect to the 1998 Annual Meeting of Stockholders (the "Proxy Statement") and certain information included therein is incorporated herein by reference.

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Certain of the information required by this item relating to directors is incorporated by reference to the information under the caption "Proposal No. 1 -- Election of Directors" in the Proxy Statement.

  The executive officers of the Registrant, who are elected by the board of directors, are as follows:

 Name                            Age Position
 ----                            --- --------
 Jack Goldstein, Ph.D..........   51 Chief Executive Officer and President
 Michael A. Zoccoli, Ph.D......   48 Vice President Research and Development
 Leslie G. Grant, Ph.D.........   45 Executive Vice President
 Carl Hull.....................   40 Vice President Sales and Marketing

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

  Michael A. Zoccoli, Ph.D. has been Vice President of Research and Development since July 1998. He joined the Company in October 1997 as Vice President of Product Development. From 1991 to 1997, Dr. Zoccoli held various senior management positions with Roche Molecular Systems. Dr. Zoccoli has over 16 years of experience in research and development of immunoassay and P C R reagent products for the clinical and research markets and is a co-inventor on three US Patents. Dr. Zoccoli holds a B.A. in Chemistry from the University of Connecticut and a Ph.D. in Chemistry from Dartmouth College.

  Leslie G. Grant Ph.D., has been President and Chief Operating Officer of the Company's Cytogenetics Division since February 1992. In 1997 he became an Executive Vice President of the Company. He joined the Company in October 1991 as Managing Director of Applied Imaging International Ltd. From 1980 to 1991, Dr. Grant held various general management and senior engineering positions with GEC-Marconi. Dr. Grant has 20 years experience in the instrumentation and medical industry, including 11 years in senior management positions. Dr. Grant holds a B.S. in Mathematics and a Ph.D. in Mathematics and Electronic Engineering from the University of Hull, United Kingdom.

  Carl Hull joined the Company as Vice President of Worldwide Marketing in August 1997. In January 1999 he also became Vice President of Sales. Prior to joining the Company, Mr. Hull served as Vice President of Marketing and Business Development for Ventana Medical Systems. From 1982 to 1996, he served in various marketing and sales management positions at Abbott Laboratories, including Vice President and General Manager of Abbott Laboratories, Puerto Rico. He also served as Marketing Manager Far-East, Marketing manager for Hematology Products, District Sales Manager as well as Product Manager for several diagnostic product lines. Mr. Hull received his MBA from University of Chicago and a B.A. in Political Science and International Relations at Johns Hopkins University.

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

                                    PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

   (a) 1. Financial Statements

  The following Financial Statements of Applied Imaging Corp. and Report of KPMG LLP, have been provided as Item 8, above:

  Report of KPMG LLP

  Consolidated Balance Sheets, 1998 and 1997

  Consolidated Statements of Operations, Years Ended December 31, 1998, 1997 and 1996

  Consolidated Statements of Stockholders' Equity, Years Ended December 31, 1998, 1997 and 1996

  Consolidated Statements of Cash Flows, Years Ended December 31, 1998, 1997 and 1996

  Notes to Consolidated Financial Statements

2. Financial Statement Schedules

  The financial statement schedule entitled "Valuation and Qualifying Accounts" is included at page 54 of this Form 10-K.

  All other schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or the notes thereto.

3. Exhibits

  Refer to (c) below.

   (b) Reports on Form 8-K

  The Company was not required to and did not file any reports on Form 8-K during the three months ended December 31, 1998.

   (c) Exhibits

 Exhibit No. Description
 ----------- -----------
  3.1(1)     Restated Certificate of Incorporation of the Registrant.
  3.2(2)     Bylaws of the Registrant as amended.
  4.1(1)     Specimen Common Stock Certificate.
  4.2(3)     Preferred Shares Rights Agreement dated as of May 29, 1998 between
             Applied Imaging Corp. and Norwest Bank Minnesota, N.A., including the form of Rights Certicate and the Certificate of Designation, the summary of Rights Attached thereto as Exhibits A, B and C, respectively. Form 8-A, 6/5/98.
  4.3(5)     Preferred Shares Rights Agreement dated as of May 29, 1998, between the Registrant and Norwest Bank Minnesota, N.A. including the form of Rights Certificate, the Certificate of Designation and
             the summary of Rights attached thereto as Exhibits A, B, and C, respectively.
 10.1(1)     Form of Indemnification Agreement for directors and officers.
 10.2(a)(1)  Amended and Restated 1988 Incentive Stock Option Plan and form of agreement thereunder.
 10.2(b)(4)  1998 Incentive Stock Option Plan and form of Stock Option
             Agreement thereunder.
 10.3(1)     1994 Director Option Plan and form of subsequent agreement thereunder.
 10.4(1)     Employee Stock Purchase Plan.
 10.5(1)     Amended and Restated Registration Rights Agreements.
 10.6(1)     License Agreement dated December 1, 1993 between the Registrant and Chronomed, Inc.

 Exhibit No. Description
 ----------- -----------
 10.7(1)     Assignment dated December 1, 1993 by and between the Registrant and Alex Saunders, M.D.
 10.8(a)(1)  Lease dated February 15, 1994 for the Registrant's headquarters in
             Santa Clara, CA.
 10.8(b)     Lease renewal dated December 8, 1998 for the Registrants
             headquarters in Santa Clara, CA.
 10.9        Lease dated July 1998 between Bio Science Center and Applied
             Imaging International Ltd.
 10.10(1)    Employment Letter Agreement dated August 12, 1991 between the
             Registrant and Leslie G. Grant.
 10.11(1)    Amendment to Employment Letter Agreement between the Registrant and Leslie G. Grant, dated February 12, 1996.
 10.12(1)    Know-How License Agreement dated November 1989 between Medical
             Research Council and Shandon Scientific Limited (assigned to the
             Registrant in November 1989), as amended, July 5, 1994.
 10.13(1)    Cooperative Research and Development Agreement, dated June 10,
             1995 between Registrant and the National Institute of Health.
 10.14(1)    Supply & Distribution Agreement dated March 3, 1994 between
             Cytocell Ltd. and Registrant.
 10.15(1)    Research Purchase Agreement dated March 26, 1996 between Pharmacia
             Biotech AB and Registrant.
 10.16(1)    Development Agreement dated February 5, 1996 between EM Industries and Registrant.
 10.17(1)    Security and Loan Agreement dated September 5, 1995 between
             Registrant and Imperial Bank.
 10.18(1)    Extension to Security and Loan Agreement dated September 16, 1996 between Registrant and Imperial Bank.
 10.19(2)    License Agreement dated October 24, 1997 between Cambridge
             University and the Registrant.
 10.20(2)    Employment Letter Agreement dated July 21, 1997 between the
             Company and Carl Hull.
 10.21(2)    Employment Letter Agreement dated April 2, 1997 between the
             Company and Jack Goldstein, Ph.D. and amendment dated April 4,
             1997.
 10.22(6)    Stock and Warrant Purchase Agreement dated May 22, 1997 between the Registrant and partnership affiliates of New Enterprise
             Associates and exhibits thereto.
 10.23(7)    Stock and Warrant Purchase Agreement dated May 22, 1997 between the registrant and certain investors
 10.24(8)    Form of Stock Purchase Agreement between the Registrant and certain investors used in connection with sales of Common Stock on
             July 7 and July 15, 1998.
 21.1(1)     List of Subsidiaries of the Registrant.
 23.1        Consent of KPMG LLP.
 24.1        Power of Attorney (included at page 53 below).
 27.1        Financial Data Schedule.

--------
(1) Filed as an Exhibit to the Company's Registration Statement on Form S-1 (File No. 333-06703) and incorporated herein by reference.
(2) Filed as an exhibit to the Company's Form 10-K for the year ending December 31, 1997 and incorporated herein by reference.
(3) Filed as exhibit 3 to the Registrant's Report on Form 8-A with the Commission on June 5, 1998 and incorporated herein by reference.
(4) Filed as exhibit 4.1 to the registrant's Report on Form S-8 filed with the Commission on June 26,1998 and incorporated herein by reference.
(5) Filed as an Exhibit to the Registrant's Registration Statement on form 8-A filed with the Commission on June 5, 1998 and incorporated herein by reference.
(6) Filed as exhibit 10.1 to the Registrant's Report on form 8-K filed with the Commission on June 4, 1997 and incorporated herein by reference.
(7) Filed as exhibit 10.1 to the registrant's Report on form 8-K filed with the Commission on June 16, 1998 and incorporated herein by reference.
(8) Filed as exhibit 10.1 to the Registrant's Report on form 8-K filed with the Commission on July 28, 1998 and incorporated herein by reference.

                                  SIGNATURES

  Pursuant to the requirements of the Securities Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Applied Imaging Corp.

                                          By: /s/ Jack Goldstein
                                            -----------------------------------
                                                     Jack Goldstein
                                                 Chief Executive Officer

Date: March 25, 1999

                               POWER OF ATTORNEY

  Know All Men And Women by these Presents, that each person whose signature appears below constitutes and appoints Jack Goldstein and Thomas Klein his or her attorney-in-fact, with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue thereof.

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

             Signature                           Title                    Date
             ---------                           -----                    ----

/s/ Jack Goldstein                   Chief Executive Officer and     March 25, 1999
____________________________________  Director (Principal
   (Jack Goldstein)                   Executive Officer)

/s/ Michael J. Braden                Corporate Controller            March 25, 1999
____________________________________  (Principal Accounting
   (Michael J. Braden)                Officer)

/s/ John F. Blakemore, Jr.           Director                        March 25, 1999
____________________________________
   (John F. Blakemore, Jr.)

/s/ Gilbert J.R. McCabe              Director                        March 25, 1999
____________________________________
   (Gilbert J.R. McCabe)

/s/ Thomas C. McConnell              Director                        March 25, 1999
____________________________________
   (Thomas C. McConnell)

/s/ Andre F. Marion                  Director                        March 25, 1999
____________________________________
   (Andre F. Marion)

/s/ Robert C. Miller                 Director                        March 25, 1999
____________________________________
   (Robert C. Miller)

/s/ G. Kirk Raab                     Director                       March 25 , 1999
____________________________________
   (G. Kirk Raab)

                             APPLIED IMAGING CORP.

                 SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)

                               Balance at  Charged to               Balance at
                              Beginning of Costs and  (Deductions)/   End of
                                  Year      Expenses   Recoveries      Year
                              ------------ ---------- ------------- ----------
Allowance for doubtful
 accounts:
  Year ended December 31,
   1998......................     $191        $--         $(29)        $162
  Year ended December 31,
   1997......................     $228        $10         $(47)        $191
  Year ended December 31,
   1996......................     $166        $76         $(14)        $228