Form 10-Q
period 1999-03-31
APPLIED IMAGING CORP
filed 1999-05-05
CIK 816066

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON,  D.C.  20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999.


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


As of April 30, 1999, 11,530,141 shares of the Registrant's Common Stock were outstanding.

                             APPLIED IMAGING CORP.

                                     INDEX


                                                                           Page
                                                                           ----

                        PART I.  FINANCIAL INFORMATION
                        ------------------------------

Item 1.  Financial Statements


         Condensed Consolidated Balance Sheets
         March 31, 1999 and December 31, 1998............................   3

         Condensed Consolidated Statements of Operations
         Three  months ended March  31, 1999 and 1998....................   4

         Condensed Consolidated Statements of Cash Flows
         Three months ended March 31, 1999 and 1998......................   5

         Notes to Condensed Consolidated Financial Statements............   6-7

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations...................   8-10

Item 3.  Quantitative and Qualitative Disclosures about Market Risk
         Derivatives and Financial Instruments
                                                                            11

                          PART II.  OTHER INFORMATION
                          ---------------------------


Item 6.  Exhibits and Reports on Form 8-K................................   12

         Signatures......................................................   13

PART I - FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements

                    APPLIED IMAGING CORP. AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets
                       (In thousands, except share data)

                                                      March 31,    December 31,
                                                         1999          1998
                                                     ------------- -------------
                                                      (Unaudited)
ASSETS

Current assets:
      Cash and cash equivalents                          $ 3,875       $ 5,480
      Short term investments                               5,748         6,248
      Trade accounts receivable, net                       3,980         3,821
      Inventories                                          1,089         1,169
      Prepaid expenses and other assets                      310           436
                                                         -------       -------
            Total current assets                          15,002        17,154
Property and equipment, net                                1,450         1,569
Other assets, net                                             77            85
                                                         -------       -------
            Total assets                                 $16,529       $18,808
                                                         =======       =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Current portion of bank debt                       $   916       $ 1,079
      Accounts payable                                     1,263         1,572
      Accrued expenses                                     2,449         2,519
      Deferred revenue                                     1,210         1,231
                                                         -------       -------
            Total current liabilities                      5,838         6,401
      Long-term liabilities                                   59            64
                                                         -------       -------
            Total liabilities                              5,897         6,465
                                                         -------       -------



Stockholders' equity:

      Common stock                                            12            12
      Additional paid-in capital                          41,121        41,121
      Deferred compensation                                 (324)         (419)
      Accumulated other comprehensive income                (367)         (367)
      Accumulated deficit                                (29,810)      (28,004)
                                                         -------       -------
            Total stockholders' equity                    10,632        12,343
                                                         -------       -------

            Total liabilities and stockholders' equit    $16,529       $18,808
                                                         =======       =======

    See accompanying notes to condensed consolidated financial statements.

                    APPLIED IMAGING CORP. AND SUBSIDIARIES
                Condensed Consolidated Statements of Operations
                    (in thousands, except per share data)
                                  (Unaudited)

                                                     Three months ended
                                                          March 31,
                                              --------------------------------
                                                 1999                  1998
                                              ----------            ----------
Revenues                                      $    2,665            $    2,674
Cost of revenues                                   1,314                 1,241
                                              ----------            ----------
    Gross profit                                   1,351                 1,433
                                              ----------            ----------

Operating expenses:
    Research and development                       1,131                 1,923
    Sales and marketing                            1,061                 1,329
    General and administrative                       720                   727
    Restructuring costs                              224                   -
                                              ----------            ----------
          Total operating expenses                 3,136                 3,979
                                              ----------            ----------

          Operating loss                          (1,785)               (2,546)

Other income/(expense), net                          (21)                   67
                                              ----------            ----------

    Net loss                                  $   (1,806)           $   (2,479)
                                              ==========            ==========


Net loss per share - basic and diluted            ($0.16)               ($0.32)
                                              ==========            ==========

Weighted average shares outstanding               11,530                 7,668
                                              ==========            ==========

    See accompanying notes to condensed consolidated financial statements.

                    APPLIED IMAGING CORP. AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flows
                                (In thousands)
                                  (Unaudited)


                                                                Three months ended March 31,
                                                                ----------------------------
                                                                    1999            1998
                                                                ------------    ------------
Cash flows from operating activities:
     Net Loss                                                     $   (1,805)     $   (2,479)
     Adjustments to reconcile net loss to
     net cash provided (used) by operating activities:
        Depreciation and Amortization                                    230             216
        Compensation expense on stock options                             95              97
        Loss on sale of fixed assets                                      88              -
        Changes in operating assets and liabilities:
           Accounts receivable, net                                     (159)            540
           Inventories                                                    80               9
           Prepaid expenses and other assets                             126            (384)
           Accounts payable                                             (309)           (316)
           Accrued expenses                                              (70)            (94)
           Deferred revenue                                              (21)            (99)
                                                                  ----------      ----------
        Net cash (used) by operating activities:                      (1,766)         (2,510)
                                                                  ----------      ----------
Cash flows from investing activities:
     Purchases of property and equipment                                (179)           (271)
     Proceeds from sales and maturities of short term investments        500             506
     Other assets                                                          8             (15)
                                                                  ----------      ----------
        Net cash provided by investing activities:                       329             220
                                                                  ----------      ----------

Cash flows from financing activities:
     Bank loan proceeds/(payments), net                                 (188)            386
     Proceeds from stock option exercises                                                  6
                                                                  ----------      ----------
        Net cash provided/(used) by financing activities:               (168)            382
                                                                  ----------      ----------
Net decrease in cash and cash equivalents                             (1,605)         (1,898)
Cash and cash equivalents at beginning of period                       5,480           2,918
                                                                  ----------      ----------

Cash and cash equivalents at end of period                        $    3,875      $    1,020
                                                                  ==========      ==========

Supplemental disclosure of cash flow information:
        Interest paid during period                               $       22      $       26
                                                                  ==========      ==========


    See accompanying notes to condensed consolidated financial statements.

                     APPLIED IMAGING CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE 1 - Basis of Presentation
------------------------------

     The accompanying condensed consolidated financial statements include the accounts of Applied Imaging Corp. and subsidiaries (the "Company") for the three months ended March 31, 1999 and 1998. These financial statements are unaudited and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the Company's financial position, operating results and cash flows for those interim periods presented. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of results to be expected for the fiscal year ending December 31, 1999. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, for the year ended December 31, 1998.


NOTE 2 - Inventories (In thousands)
-----------------------------------

Balances as of                   March 31, 1999         December 31, 1998
                               ----------------       -------------------
Raw Materials                              $988                      $999
Work in process                              27                        96
Finished goods                               74                        74
                               ----------------       -------------------
Total                                    $1,089                    $1,169
                               ================       ===================

 NOTE  3 - Earnings (loss) per share
 -----------------------------------

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

  There were no reconciling items of the numerators and denominators of the basic and diluted EPS computation. Securities excluded from the computation of EPS because their effect on EPS was antidilutive, but could dilute basic EPS in future periods are as follows:


Balance as of                    March 31, 1999         December 31, 1998
                               ----------------       -------------------
Options                               1,740,124                 1,144,400
Warrants                                577,909                   681,747
                               ----------------       -------------------
Total                                 2,318,033                 1,826,147
                               ================       ===================

NOTE 4 - Restructuring Costs
----------------------------

     During the quarter ended March 31, 1999, plans were developed to reduce costs by eliminating fifteen positions in the Company. The employee reductions were made at both the United States and United Kingdom facilities. The consolidated statement of operations includes $224,000 of pretax charges relating to the severance costs of these employees. During the quarter ended March 31, 1999 the Company paid approximately $210,000 of these restructuring costs.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion should be read in conjunction with the attached condensed consolidated financial statements and notes thereto, and with the Company's audited financial statements and notes thereto for the fiscal year ended December 31, 1998.

        The information set forth below contains forward-looking statements, (designated by an *), and the Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under "Item one" in the Company's annual report on form 10-K for he fiscal year ended December 31, 1998.

Results of Operations

Revenues. The Company's revenues are derived primarily from the sale of products, grants, and software maintenance and instrument service contracts. Revenues for the three months ended March 31, 1999 were $2.7 million compared to $2.7 million for the corresponding period in the prior year.

Cost of revenues. Cost of revenues includes direct material and labor costs, manufacturing overhead, installation costs, warranty related expenses and post-warranty service and application support expenses. Costs of revenues, as a percentage of total revenues, for three months ended March 31, 1999 were 49% compared to 46% for the corresponding prior year. The increase is primarily due to lower selling prices for the cytogenetic instrumentation products.

Research and development expenses. Research and development expenses for the three months ended March 31, 1999 were $1.1 million or 42% of total revenues compared to $1.9 million or 72% of total revenues for the comparative prior year period. The decrease over the prior year is primarily due to the decreased expenditures for salaries and consulting costs associated with development of the Company's prenatal screening products and lower development costs for the Company's cytogentic instrument business.

Sales and marketing expenses. Sales and marketing expenses for the three months ended March 31, 1999 were $1.1 million decreasing $268,000 over the corresponding prior year period. The decreases is primarily due to decreased costs for salaries and marketing promotions. As a percentage of revenues, sales and marketing expenses were 40% of total revenues for the three months ended March 31, 1999 compared to 50% in the corresponding prior year period.

General and administrative expenses. General and administrative expenses for the three months ended March 31, 1999 were $720,000 compared to $727,000 for the three months ended March 31, 1998. As a percentage of revenue, general and administrative costs were 27% of total revenues for the three months ended March 31, 1999 and 1998.

Restructuring costs. A restructuring charge of $224,000 was accrued for during the quarter ended March 31, 1999 of which $14,000 remained accrued for at the end of the quarter. The charge reflects the severance costs for fifteen employees. The employee reductions were made in both the United States and United Kingdom facilities. During the quarter ended March 31, 1999, the Company paid approximately $210,000 of these restructuring costs.

Other income (expense) net. Reflects a one time charge for costs associated with a discontinued product. No such charge was recorded in the prior year period.

 Factors That May Affect Future Results

     The Company's operating results may vary significantly depending on certain factors, including the effect of delays in its research and development program, adverse results in its clinical studies, delays in the introduction or shipment of new products, increased competition, adverse changes in the economic conditions in any of the several countries in which the Company does business, a slower growth rate in the Company's target markets, order deferrals in anticipation of new product releases, lack of market acceptance of new products, the uncertainty of FDA or other domestic and International regulatory clearances or approvals, and the factors set forth in the Company's annual report on form 10-K for the fiscal year ended December 31, 1998.

     Due to the factors noted above, the Company's future earnings and stock price may be subject to significant volatility, particularly on a quarterly basis. Any shortfall in revenues or earnings from levels expected by security analysis could have an immediate and significant adverse effect on the trading price of the Company's common stock.

Liquidity and Capital Resources

     At March 31, 1999, the Company had cash, cash equivalents and securities available for sale of $9.6 million and working capital of $9.2 million. Cash used by operations for the three months ended March 31, 1999 was $1.8 million compared to $2.5 million for the corresponding prior year period. The decrease in cash used in operations is primarily due to lower losses as explained above. In addition, the Company consumed $179,000 for purchases of capital equipment compared to $271,000 for the prior year period. The Company also used approximately $0.2 million to pay down its U.K. subsidiary's line of credit.

     The Company expects negative cash flow from operations to continue into at least 2000, as it continues the research and development of its micrometastases and fetal cell screening and technologies, expands its marketing, sales and customer support capabilities and adds administrative infrastructure.* The Company currently estimates that its existing capital resources will enable it to sustain operations through 2000.* There can be no assurance, however, that the Company will not be required to seek capital at an earlier date. The timing and amount of spending of such capital resources cannot be accurately determined at this time and will depend on several factors, including but not limited to, the progress of its research and development efforts and clinical investigation, the timing of regulatory approvals or clearances, competing technologies or products that complement any such acquisitions.* No assurance can be given that additional financing will be available when needed or on terms acceptable to the Company. If adequate funds are not available, the Company could be required to delay development or commercialization of certain of its products, to license to third parties the rights to commercialize certain products or technologies that the Company would otherwise seek to commercialize itself, or to reduce the marketing, customer support or other resources devoted to certain of its products. In addition, as opportunities arise, funds may also be used to acquire businesses, technologies or products that complement any such acquisitions.* The Company may seek to obtain additional funds through equity or debt financing, collaborative or other arrangements with other companies, and from other sources.* No assurance can be given that additional financing will be available when needed or on terms acceptable to the Company.

     In 1998, the Company entered into an Option Agreement to acquire ownership of patents for the enrichment of fetal cells. The agreement provides for a series of payments of approximately $1.1 million if the option is exercised and products using the technology are successful in clinical trials. The final payment of $250,000 would be paid in common stock based on the market value of the common stock as of the date the clinical trials are successfully completed. The Company estimates it will spend approximately $105,000 in the year ended December 31, 1999 assuming certain milestones are met.*

     Year 2000 Compliance

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

     The Company has commenced its external assessment of Year 2000 risks. In early 1998, the Company contacted its key third party manufacturing suppliers to assess exposure to Year 2000 problems. The initial assessment was that the key supplier products were Year 2000 compliant. Currently, the Company is contacting key suppliers, vendors, financial service organizations (third party suppliers) to confirm their continuing Year 2000 compliance of their products and business programs to ensure the Company will not incur any Year 2000 business disruptions. Additionally, new key suppliers are also being contacted. The Company expects to complete its 1999 external assessment on or before the end of June 1999. At present, the Company is not aware of any issues with any of its third party suppliers. * However, uncertainty exists and significant Year 2000 compliance problems from its third party suppliers, partners, or customers could materially have adverse affect on the Company's business, results of operation, financial condition and prospects.

     The Company has and will continue to expend resources to continue to monitor and upgrade its products and services and for the upgrade to its telecommunication and management information systems. * To date the Company estimates that its has expended approximately $110,000 for costs associated with its year 2000 compliance and estimates it will spend an additional $55,000 to $90,000 inclusive of non-incremental costs that will be incurred by reallocation of existing resources in bringing the Company into Year 2000 compliance.* However, there may be unforeseeable issues with unseen costs that are outside of the Company's control that could have a negative impact.

Item 3. Quantitative and Qualitative Disclosures about Market Risk Derivatives and Financial Instruments.

         For the quarter ended March 31, 1999, there were no changes from the disclosures made in the Company's form 10-K for the year ended December 31, 1998.

Part II  -  Other Information
-----------------------------



Item 6:  Exhibits and Reports on Form 8-K

     (a)
       Exhibit
       -------

       Exhibit 27.1 - Financial Data Schedule

     There were no reports on Form 8-K during the quarter ended March 31, 1999.

                             APPLIED IMAGING CORP.


                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 APPLIED IMAGING CORP.
                                                      (Registrant)




Date: May 5, 1999                       By:  /S/ JACK GOLDSTEIN
                                            -------------------------
                                                     Jack Goldstein
                                                     President and
                                                     Chief Executive Officer

                                        By:  /S/ MICHAEL J. BRADEN
                                            -----------------------------
                                                     Michael J. Braden
                                                     Chief Accounting Officer