Form 10-Q
period 1999-06-30
APPLIED IMAGING CORP
filed 1999-08-11
CIK 816066

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999.


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

As of June 30, 1999, 11,543,005 shares of the Registrant's Common Stock were outstanding.

                             APPLIED IMAGING CORP.

                                     INDEX



                                                                         Page
                                                                         ----

                         PART I.  FINANCIAL INFORMATION
                         ------------------------------
Item 1.  Financial Statements

              Condensed Consolidated Balance Sheets
              June 30, 1999 and December 31, 1998   .     .     .     .     3

              Condensed Consolidated Statements of Operations
              Three  and six months ended June 30, 1999 and 1998.     .     4

              Condensed Consolidated Statements of Cash Flows
              Six months ended June 30, 1999 and 1998     .     .     .     5

              Notes to Condensed Consolidated Financial Statements    .   6-7

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations    .     .     .  8-11

Item 3.  Quantitative and Qualitative Disclosures about Market Risk
         Derivatives and Financial Instruments.     .     .     .     .    12


                          PART II.  OTHER INFORMATION
                          ---------------------------

Item 4.  Submission of matters to a vote of security holders    .     .    13

Item 6.  Exhibits and Reports on Form 8-K     .     .     .     .     .    13

         Signatures   .     .     .     .     .     .     .     .     .    14

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                    APPLIED IMAGING CORP. AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets
                       (In thousands, except share data)


                                                                           June 30,       December 31,
                                                                             1999             1998
                                                                         -----------      ------------
                                                                         (Unaudited)
ASSETS

Current assets:
          Cash and cash equivalents                                        $  3,262         $  5,480
          Short term investments                                              5,246            6,248
          Trade accounts receivable, net                                      3,242            3,821
          Inventories                                                         1,118            1,169
          Prepaid expenses and other assets                                     511              436
                                                                           --------         --------
                   Total current assets                                      13,379           17,154
Property and equipment, net                                                   1,311            1,569
Other assets, net                                                               106               85
                                                                           ========         ========
                   Total assets                                            $ 14,796         $ 18,808
                                                                           ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
          Current portion of bank debt                                     $    508         $  1,079
          Accounts payable                                                    1,052            1,572
          Accrued expenses                                                    2,326            2,519
          Deferred revenue                                                    1,196            1,231
                                                                           --------         --------
                   Total current liabilities                                  5,082            6,401
          Long-term liabilities                                                  53               64
                                                                           --------         --------
                   Total liabilities                                          5,135            6,465
                                                                           --------         --------
Stockholders' equity:

          Common stock                                                           12               12
          Additional paid-in capital                                         41,143           41,121
          Deferred compensation                                                (226)            (419)
          Accumulated other comprehensive income                               (367)            (367)
          Accumulated deficit                                               (30,901)         (28,004)
                                                                           --------         --------
                   Total stockholders' equity                                 9,661           12,343
                                                                           --------         --------
                   Total liabilities and stockholders' equity              $ 14,796         $ 18,808
                                                                           ========         ========

    See accompanying notes to condensed consolidated financial statements.

                    APPLIED IMAGING CORP. AND SUBSIDIARIES
                Condensed Consolidated Statements of Operations
                     (in thousands, except per share data)
                                  (Unaudited)


                                                              Three months ended                  Six months ended
                                                                    June 30,                          June 30,
                                                           -------------------------         --------------------------
                                                             1999             1998             1999              1998
                                                           --------         --------         --------          --------
Revenues                                                    $ 3,141          $ 3,295          $ 5,806           $ 5,969
Cost of revenues                                              1,389            1,636            2,703             2,876
                                                            -------          -------          -------           -------

          Gross profit                                        1,752            1,659            3,103             3,093
                                                            -------          -------          -------           -------
Operating expenses:
          Research and development                            1,090            1,529            2,221             3,451
          Sales and marketing                                 1,134            1,267            2,195             2,596
          General and administrative                            697              727            1,417             1,455
          Restructuring costs                                     -              353              224               353
                                                            -------          -------          -------           -------
                    Total operating expenses                  2,921            3,876            6,057             7,855
                                                            -------          -------          -------           -------
                    Operating loss                           (1,169)          (2,217)          (2,954)           (4,762)
Other income/(expense), net                                      78               91               57               158
                                                            -------          -------          -------           -------
          Net loss                                          $(1,091)         $(2,126)         $(2,897)          $(4,604)
                                                            =======          =======          =======           =======
Net loss per share - basic and diluted                      $ (0.09)         $ (0.24)         $ (0.25)          $ (0.56)
                                                            =======          =======          =======           =======
Weighted average shares outstanding                          11,539            8,716           11,534             8,192
                                                            =======          =======          =======           =======

    See accompanying notes to condensed consolidated financial statements.

                    APPLIED IMAGING CORP. AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flows
                                (In thousands)
                                  (Unaudited)

                                                                                Six months ended June  30,
                                                                              ------------------------------
                                                                                   1999             1998
                                                                              --------------   -------------
Cash flows from operating activities:
       Net Loss                                                                  $ (2,897)        $ (4,604)
       Adjustments to reconcile net loss to
       net cash provided (used) by operating activities:
           Depreciation and Amortization                                              437              472
           Compensation expense on stock options                                      193              193
           Loss on sale of fixed assets                                                41                5
           Changes in operating assets and liabilities:
               Accounts receivable, net                                               579               59
               Inventories                                                             51             (346)
               Prepaid expenses and other assets                                      (75)            (482)
               Accounts payable                                                      (520)              80
               Accrued expenses                                                      (193)              51
               Deferred revenue                                                       (35)            (124)
                                                                                 --------         --------
           Net cash used by operating activities:                                  (2,419)          (4,696)
                                                                                 --------         --------
Cash flows from investing activities:
       Purchases of property and equipment                                           (270)            (406)
       Purchases of marketable securities                                               -           (1,013)
       Proceeds from sales and maturities of short term investments                 1,002            4,209
       Proceeds from sale of fixed assets                                              50               24
       Other assets                                                                   (21)             (15)
                                                                                 --------         --------
           Net cash provided by investing activities:                                 761            2,799
                                                                                 --------         --------
Cash flows from financing activities:
       Bank loan proceeds/(payments), net                                            (582)             464
       Proceeds from Issuamce of Common Stock                                          22           10,036
                                                                                 --------         --------
           Net cash provided/(used) by financing activities:                         (560)          10,500
                                                                                 --------         --------
Net decrease in cash and cash equivalents                                          (2,218)           8,603
Cash and cash equivalents at beginning of period                                    5,480            2,918
                                                                                 --------         --------
Cash and cash equivalents at end of period                                        $ 3,262         $ 11,521
                                                                                 ========         ========
Supplemental disclosure of cash flow information:
           Interest paid during period                                            $    41         $     51
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

                    APPLIED IMAGING CORP. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


NOTE 1 - Basis of Presentation
------------------------------

     The accompanying condensed consolidated financial statements include the accounts of Applied Imaging Corp. and subsidiaries (the "Company") for the three and six months ended June 30, 1999 and 1998. These financial statements are unaudited and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the Company's financial position, operating results and cash flows for those interim periods presented. The results of operations for the three and six months ended June 30, 1999 are not necessarily indicative of results to be expected for the fiscal year ending December 31, 1999. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, for the year ended December 31, 1998, contained in the Company's 1998 annual report on Form 10K.


NOTE 2 - Inventories (in thousands)
-----------------------------------

Balances as of      June 30, 1999    December 31, 1998
                    -------------    -----------------

Raw materials           $1,063            $  999
Work in process             19                96
Finished goods              36                74
                        ------            ------
Total                   $1,118            $1,169
                        ======            ======


NOTE 3 - Loss per share
-----------------------

     There were no reconciling items of the numerators and denominators of the basic and diluted EPS computation. Securities excluded from the computation of EPS because their effect on EPS was antidilutive, but could dilute basic EPS in future periods are as follows:

Balance as of       June 30, 1999    June 30, 1998
                    -------------    -------------
Options               1,793,400        1,209,316
Warrants                681,747          681,747
                      ---------        ---------
Total                 2,475,147        1,891,063
                      =========        =========

NOTE 4 - Restructuring Costs
----------------------------

     During the quarter ended March 31, 1999, plans were developed to reduce costs by eliminating fifteen positions in the Company. The consolidated statement of operations includes $224,000 of pretax charges relating to the severance costs of these employees. As of June 30, 1999, the Company has paid approximately $212,000 of these costs.

     During the quarter ended June 30, 1999 the Company recorded a restructuring charge of $353,000 relating to the severance costs of thirteen positions in the Company. All of these costs have been paid.


Note 5 - Subsequent Event
-------------------------

     On July 16, 1999 (the "anniversary date"), the Company acquired intellectual and software property relating to the cytogenetic imaging instrumentation business of Vysis, Inc.

     The acquisition was accounted for as a purchase. The consideration paid was $2,350,000 consisting of a cash payment of $1.0 million, $500,000 in cash to be paid one year from the anniversary date, $250,000 in cash to be paid eighteen months from the anniversary date and 497,368 shares of the Company's common stock. The installment payments bear interest at the annual rate of seven percent. The interest is due and payable at the time the installment is due. In addition, the Company will record a liability of approximately $100,000 for the estimated costs associated with certain warranties and service contracts that the Company will take responsibility for. The Company estimates it will record goodwill of approximately $2,450,000 and will amortize such goodwill over ten years.

     The Company will also purchase approximately $500,000 in existing inventory from Vysis for use in the cytogenetic imaging instrumentation business.

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


Results of Operations

Revenues. The Company's revenues are derived primarily from the sale of products and from service contracts. Revenues for the three and six months ended June 30, 1999 were $3.1 million and $5.8 million respectively, compared to $3.3 million and $6.0 million for the corresponding prior year periods. The decrease in revenues is attributed to certain products discontinued in 1999.

Cost of revenues. Cost of revenues includes direct material and labor costs, manufacturing overhead, installation costs, warranty related expenses and post-warranty service and application support expenses. Costs of revenues, as a percentage of total revenues, for the three and six months ended June 30, 1999 were 44% and 47% respectively, compared to 50% and 48% for the corresponding prior year periods. The decreases are primarily due to lower raw material costs and license fees for the cytogenetic instrumentation products.

Research and development expenses. Research and development expenses consist of research and development relating to new products as well as software development costs to upgrade existing products. Research and development expenses for the three and six months ended June 30, 1999 were $1.1 million and $2.2 million respectively, compared to $1.5 million and $3.5 million over the corresponding prior year periods. The decreases over the prior year periods are primarily due to decreased expenditures for salaries, lab supplies and consulting costs associated with the development of the Company's prenatal screening products and lower development costs for the Company's cytogenetic instrument business.

Sales and marketing expenses. Sales and marketing expenses consist primarily of salaries, commissions and travel expenses of the Company's direct sales force, as well as commissions paid to independent international sales agents. Sales and marketing expenses for the three and six months ended June 30, 1999 were $1.1 million and $2.2 million respectively, compared to $1.3 million and $2.6 million in the corresponding prior year periods. As a percentage of revenues, sales and marketing expenses were 36% and 38% of total revenues for the three and six months ended June 30, 1999 compared to 38% and 43% in the corresponding prior year periods. The decreases are primarily due to lower personnel and meeting costs.

General and administrative expenses. General and administrative expenses consist primarily of payroll costs associated with the Company's management and administrative personnel, travel expenses, and legal, accounting and regulatory compliance costs. General and administrative expenses were $697,000 and $1.4 million for the three and six months ended June 30, 1999, compared to $727,000 and $1.5 over the prior year periods. The decreases for the three and six months are primarily due to lower personnel costs.

Restructuring costs. A restructuring charge of $224,000 was accrued for during the quarter ended March 31,1999. The charge reflects the severance costs for fifteen employees. The employee reductions were made in both the United States and United Kingdom facilities. As of June 30, 1999 approximately $212,000 of the severance costs have been paid to former employees.

     During the quarter ended June 30, 1998 the Company recorded a restructuring charge of $353,000 relating to the severance costs of thirteen positions in both the United States and United Kingdom facilities. All of these costs have been paid.

Factors That May Affect Future Results

     The Company's operating results may vary significantly depending on certain factors, including the effect of delays in and terminations of its research and development programs, adverse results in its clinical studies, delays in the introduction or shipment of new products, increased competition, adverse changes in the economic conditions in any of the several countries in which the Company does business, a slower growth rate in the Company's target markets, order deferrals in anticipation of new product releases, lack of market acceptance of new products, the uncertainty of FDA or other domestic and international regulatory clearances or approvals, the Company's inability to attract and retain key employees, and the factors set forth in the Company's annual report on form 10-K for the fiscal year ended December 31, 1998.

     Due to the factors noted above, the Company's future earnings and stock price may be subject to significant volatility, particularly on a quarterly basis. Any shortfall in revenues or earnings from levels expected by security analysts could have an immediate and significant adverse effect on the trading price of the Company's common stock.


Liquidity and Capital Resources

     At June 30, 1999, the Company had cash, cash equivalents and securities available for sale of $8.5 million and working capital of $8.3 million. Cash used by operations for the six months ended June 30, 1999 was $2.4 million compared to $4.7 million for the corresponding prior year period. The decrease in cash used in operations is primarily due to lower losses as explained above. In addition, the Company consumed $270,000 for purchases of capital equipment compared to $406,000 for the prior year period. The Company also used approximately $570,000 to pay down its U.K. subsidiary's line of credit.

     The Company expects negative cash flow from operations to continue into at least 2000, as it continues the research and development of its micrometastases technologies, expands its marketing, sales and customer support capabilities and adds administrative infrastructure.* The Company currently estimates that its existing capital resources will enable it to sustain operations through 2000*. Because the timing and amount of spending of such capital resources cannot be accurately determined at this time and will depend on several factors, including but not limited to, the progress of its research and development efforts and clinical investigations, the timing of regulatory approvals or clearances, competing technologies or products, the Company may consider obtaining additional financing this year.* The Company may seek to obtain additional funds through equity or debt financing, collaborative or other arrangements with other companies, or from other sources.* No assurance can be given that additional financing will be available when needed or on terms acceptable to the Company. If adequate funds are not available, the Company could be required to delay development or commercialization of certain of its products, to license to third parties the rights to commercialize certain products or technologies that the Company would otherwise seek to commercialize itself, or to reduce the marketing, customer support or other resources devoted to certain of its products. In addition, as opportunities arise, funds may also be used to acquire businesses, technologies or products that complement any such acquisitions.*

     On July 16, 1999, the Company acquired certain assets relating to the cytogenetic imaging instrumentation business of Vysis, Inc. Total consideration paid was $2,350,000 consisting of a cash payment at closing of one million dollars, installment payments of $500,000 due July 16, 2000 and $250,000 due January 16, 2001 and 497,368 shares of the Company's Common Stock. The installment payments bear interest at 7%, which is due and payable at the time the installments are due. In addition, the Company will record a liability of approximately $100,000 for the estimated costs associated with certain warranties and service agreements that the Company will be responsibility for. The Company will also purchase approximately $500,000 in existing inventory from Vysis for use in the cytogenetic imaging instrumentation business.



     Year 2000 Compliance

     The Company is knowledgeable of the issues associated with the programming code in existing computer systems as the year 2000 approaches. The Company began in 1997 and 1998 with a Year 2000 problem assessment, establishing a Year 2000 Company Policy, and initiating product upgrades to remedy Year 2000 problems. The Company is using a four-phase approach to achieve Year 2000 compliance. The first phase consisted of the inventorying of all potential business interruption problems, including those with products and systems, as well as potential disruption from suppliers and other third parties. The second phase consists of prioritization of potential problems and allocating the appropriate level of resources to the most critical areas. The third phase addresses the remediation programs to solve or mitigate any identified Year 2000 problems. The fourth phase, if necessary, will be to develop and implement contingency plans if there are significant Year 2000 problems from the Company or its key suppliers.

     The Company has completed an assessment of its internal Year 2000 risks. The assessment included a review of products the Company produces and sells to third parties, its telecommunication systems and its internal computer and management information systems. The Company has determined that its current products are Year 2000 compliant. The Company has recently upgraded its telecommunication equipment and accounting systems to be Year 2000 compliant. In February 1999, the Company released Year 2000 Upgrades to bring Pentium-based systems currently installed at customer sites into Year 2000 compliance. Should unanticipated Year 2000 problems occur, the Company is prepared to develop and execute contingency plans to satisfy customers on an as-needed basis.*

     The Company is continuing its external assessment of Year 2000 risks. In early 1998, the Company contacted its key third party manufacturing suppliers to assess exposure to Year 2000 problems. The initial assessment was that the key supplier products were Year 2000 complaint. Currently, the Company is contacting its key suppliers, vendors, financial service organizations (third party suppliers) to confirm their continuing Year 2000 compliance of their products and business programs to ensure the Company will not incur any Year 2000 business disruptions. Additionally, new key suppliers are also being contacted. The Company expects to complete its 1999 external assessment on or before the end of September 1999.* At present, the Company is not aware of any issues with any of its third party suppliers.* However, third party compliance is outside of the Company's control, and consequently, uncertainty exists. Significant Year 2000 compliance problems from its third party suppliers, partners, or customers could have a material adverse affect on the Company's business, results of operation, financial condition and prospects.

     The Company has expended and will continue to expend resources to continue to monitor and upgrade its products and services and for the upgrade to its telecommunication and management information systems.* To date the Company estimates that its has expended approximately $130,000 for costs associated with its year 2000 compliance and estimates it will spend an additional $35,000 to $70,000 inclusive of non-incremental costs that will be incurred by reallocation of existing resources in bringing the Company into Year 2000 compliance.* However, there may be unforeseeable issues with unseen costs that are outside of the Company's control that could have a negative impact on the Company.*

Item 3. Quantitative and Qualitative Disclosures about Market Risk Derivatives and Financial Instruments.

         For the quarter ended June 30, 1999, there were no material changes from the disclosures made in the Company's form 10-K for the year ended December 31, 1998.

PART II  -  OTHER INFORMATION
-----------------------------

Item 4: Submission of matters to a vote of security holders

     The Company solicited proxies for an annual meeting of stockholders on May 24, 1999 to all of the Company's stockholders.

     The election of all directors was conducted and the following nominees were elected: Andre F. Marion and Pablo Valenzuela. The vote with respect to each nominee was as follows:
                                                Votes
                                   -------------------------------
           Name                         For             Against
     -----------------             -------------     -------------

     Andre F. Marion                 8,260,056           4,400
     Pablo Valenzuela                8,260,056           4,400


     PricewaterhouseCoopers LLP was ratified as the independent accountants of the Company for the fiscal year ending December 31, 1999 with 8,255,608 votes in favor, 4,000 votes against and 4,848 abstentions.

Item 6:  Exhibits and Reports on Form 8-K

     (a)
         Exhibit
         -------

         Exhibit 27.1  Financial Data Schedule

     The following report on Form 8-K was filed during the period for which this report is filed:

     (b) Reports on Form 8-K
         -------------------

     The Company filed a Form 8-K on April 7, 1999, announcing that the Board of Director's Audit Committee approved PricewaterhouseCoopers LLP as the Company's independent accountants and dismissed KPMG LLP as such independent accountants.

                             APPLIED IMAGING CORP.


                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            APPLIED IMAGING CORP.
                                                 (Registrant)




Date: August 10, 1999                By:  /S/ JACK GOLDSTEIN
                                          -------------------------
                                            Jack Goldstein
                                            President, Chief Executive Officer
                                            Chairman of the Board

                                     By:  /S/ MICHAEL J. BRADEN
                                          -----------------------------
                                            Michael J. Braden
                                            Chief Accounting Officer