Form 10-Q
period 1999-09-30
APPLIED IMAGING CORP
filed 1999-11-12
CIK 816066

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

[X] Quartery Report Pursuant to Section 13 or 15 (d) of the Securities Exchange
    Act of 1934 For the Quarterly Period ended September 30, 1999

[_] Quartery Report Pursuant to Section 13 or 15 (d) of the Securities Exchange
    Act of 1934 for the Transition
        Period From ______________ To _______________.

                        Commission File Number:  0-21371

                             APPLIED IMAGING CORP.
             (Exact name of registrant as specified in its charter)

                   Delaware                           77-0120490
         (State or other jurisdiction of           (I.R.S. Employer
         incorporation or organization)            Identification No.)

                         2380 Walsh Avenue, Building B,
                         Santa Clara, California 95051
          (Address of principal executive offices including zip code)

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

                                    Yes [X] No  [_]

As of November 8, 1999, 12,054,512 shares of the Registant's Common Stock were outstanding.

                             APPLIED IMAGING CORP.

                                     INDEX



                                                                              Page
                                                                              ----

                         PART I.  FINANCIAL INFORMATION
                         ------------------------------

Item 1.  Financial Statements
     Condensed Consolidated Balance Sheets
     September 30, 1999 and December 31, 1998..............................      3

     Condensed Consolidated Statements of Operations
     Three and Nine months ended September 30, 1999 and 1998...............      4

     Condensed Consolidated Statements of Cash Flows
     Nine months ended September 30, 1999 and 1998.........................      5

     Notes to Condensed Consolidated Financial Statements..................    6-7

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.....................   8-11

Item 3.  Quantitative and Qualitative Disclosures about Market Risk
         Derivatives and Financial Instruments..............................    12


                          PART II.  OTHER INFORMATION
                          ---------------------------

Item 6.  Exhibits and Reports on Form 8-K..................................     13

     Signatures............................................................     14

PART I - FINANCIAL INFORMATION
------------------------------

1.  Financial Statements

                    APPLIED IMAGING CORP. AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets
                       (In thousands, except share data)



                                                                  September 30,            December 31,
                                                                      1999                     1998
                                                                -------------------      -------------------
                                                                               (Unaudited)
ASSETS

Current assets:
        Cash and cash equivalents                                 $         3,640          $         5,480
        Short term investments                                              4,082                    6,248
        Trade accounts receivable, net                                      4,020                    3,821
        Inventories                                                         1,503                    1,169
        Prepaid expenses and other assets                                     377                      436
                                                                -------------------      -------------------
                Total current assets                                       13,622                   17,154
Property and equipment, net                                                 1,079                    1,569
Intangibles                                                                 2,421                        -
Other assets, net                                                              80                       85
                                                                -------------------      -------------------
                Total assets                                      $        17,202          $        18,808
                                                                ===================      ===================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
        Current portion of bank and other debt                    $         1,840          $         1,079
        Accounts payable                                                    1,209                    1,572
        Accrued expenses                                                    2,978                    2,519
        Deferred revenue                                                    1,172                    1,231
                                                                -------------------      -------------------
                Total current liabilities                                   7,199                    6,401
        Long-term liabilities                                               1,628                       64
                                                                -------------------      -------------------
                Total liabilities                                           8,827                    6,465
                                                                -------------------      -------------------

 Stockholders' equity:

        Common stock                                                           12                       12
        Additional paid-in capital                                         41,742                   41,121
        Deferred compensation                                                (132)                    (419)
        Accumulated other comprehensive income                               (367)                    (367)
        Accumulated  deficit                                              (32,880)                 (28,004)
                                                                -------------------      -------------------
                Total stockholders' equity                                  8,375                   12,343
                                                                -------------------      -------------------
                Total liabilities and stockholders' equity        $        17,202          $        18,808
                                                                ===================      ===================

    See accompanying notes to condensed consolidated financial statements.

                    APPLIED IMAGING CORP. AND SUBSIDIARIES
                Condensed Consolidated Statements of Operations
                    (in thousands, except per share data)
                                  (Unaudited)


                                                             Three months ended                   Nine months ended
                                                                September 30,                       September 30,
                                                        -----------------------------       -----------------------------
                                                            1999             1998               1999             1998
                                                        ------------     ------------       ------------     ------------
Revenues                                                 $    3,098       $    2,639         $    8,904       $    8,608
Cost of revenues                                              1,506            1,340              4,209            4,216
                                                        ------------     ------------       ------------     ------------
        Gross profit                                          1,592            1,299              4,695            4,392
                                                        ------------     ------------       ------------     ------------
Operating expenses:
        Research and development                              1,211            1,707              3,432            5,158
        Sales and marketing                                   1,500            1,171              3,695            3,767
        General and administrative                              706              736              2,123            2,191
        Amortization of intangibles                              61                -                 61                -
        Restructuring costs                                       -                -                224              353
                                                        ------------     ------------       ------------     ------------
                Total operating expenses                      3,478            3,614              9,535           11,469
                                                        ------------     ------------       ------------     ------------
                Operating loss                               (1,886)          (2,315)            (4,840)          (7,077)

Other income/(expense), net                                     (93)             213                (36)             371
                                                        ------------     ------------       ------------     ------------
        Net loss                                         $   (1,979)      $   (2,102)        $   (4,876)      $   (6,706)
                                                        ============     ============       ============     ============

Net loss per share - basic and diluted                   $    (0.17)      $    (0.18)        $    (0.42)      $    (0.72)
                                                        ============     ============       ============     ============

Weighted average shares outstanding                          11,952           11,448             11,673            9,277
                                                        ============     ============       ============     ============

                              See accompanying notes to condensed consolidated financial statements.

                    APPLIED IMAGING CORP. AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flows
                                (In thousands)
                                  (Unaudited)

                                                                        Nine months ended September  30,
                                                                       ---------------------------------
                                                                             1999              1998
                                                                       ---------------     -------------
Cash flows from operating activities:
     Net Loss                                                              $(4,876)            $(6,706)
     Adjustments to reconcile net loss to
     net cash provided (used) by operating activities:
         Depreciation and Amortization                                         835                 644
         Compensation expense on stock options                                 287                 287
         Loss on sale of fixed assets                                           41                   5
         Changes in operating assets and liabilities:
           Accounts receivable, net                                           (199)                174
           Inventories                                                        (334)               (485)
           Prepaid expenses and other assets                                    59                (156)
           Accounts payable                                                   (363)               (278)
           Accrued expenses                                                    459                 177
           Deferred revenue                                                    (59)               (202)
                                                                           -------             -------
         Net cash used by operating activities:                             (4,150)             (6,540)
                                                                           -------             -------
 Cash flows from investing activities:
     Purchases of property and equipment                                      (385)               (543)
     Business acquired                                                      (2,482)                  -
     Purchases of marketable securities                                     (1,000)             (6,181)
     Proceeds from sales and maturities of short term investments            3,165               4,209
     Proceeds from sale of fixed assets                                         61                  24
     Other assets                                                                5                 (13)
                                                                           -------             -------
         Net cash used by investing activities:                               (636)             (2,504)
                                                                           -------             -------
 Cash flows from financing activities:
     Bank loan proceeds/(payments), net                                      2,325                 167
     Proceeds from Issuance of Common Stock                                    621              11,567
                                                                           -------             -------
         Net cash provided by financing activities:                          2,946              11,734
                                                                           -------             -------
Net increase/(decrease) in cash and cash equivalents                        (1,840)              2,690
Cash and cash equivalents at beginning of period                             5,480               2,918
                                                                           -------             -------
Cash and cash equivalents at end of period                                 $ 3,640             $ 5,608
                                                                           =======             =======

Supplemental disclosure of cash flow information:
         Interest paid during period                                       $    56             $    72
                                                                           =======             =======
         Stock issued and accruals recorded for business acquired          $ 1,482             $    -
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

                   APPLIED IMAGING CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE I - Basis of Presentation
------------------------------

     The accompanying condensed consolidated financial statements include the accounts of Applied Imaging Corp. and subsidiaries (the "Company") for the three and nine months ended September 30, 1999 and 1998. These financial statements are unaudited and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the Company's financial position, operating results and cash flows for those interim periods presented. The results of operations for the three and nine months ended September 30, 1999 are not necessarily indicative of results to be expected for the fiscal year ending December 31, 1999. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, for the year ended December 31, 1998, contained in the Company's 1998 annual report on Form 10K.


NOTE 2 - Inventories (in thousands)
-----------------------------------

Balances as of             September 30, 1999   December 31, 1998
                           ------------------   -----------------
Raw materials                         $ 1,444              $  999
Work in process                            40                  96
Finished goods                             19                  74
                           ------------------  ------------------
Total                                 $ 1,503              $1,169
                           ==================  ==================


 NOTE - 3 Loss per share
 -----------------------

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

     There were no reconciling items of the numerators and denominators of the basic and diluted EPS computation. Securities excluded from the computation of EPS because their effect on EPS was antidilutive, but could dilute basic EPS in future periods are as follows:

Balance as of             September 30, 1999   December 31, 1998
                          ------------------   -----------------
Options                          1,820,494             1,198,190
Warrants                           313,010               577,909
                          ------------------   -----------------
Total                            2,133,504             1,776,099
                          ==================   =================


 See footnote 7 for additional shares issued subsequent to September 30, 1999.

NOTE - 4  Restructuring Costs
-----------------------------

     During the quarter ended March 31, 1999, plans were developed to reduce costs by eliminating fifteen positions in the Company. The employee reductions were made at both the United States and United Kingdom facilities. The consolidated statement of operations includes $224,000 of pretax charges relating to the severance costs of these employees. As of September 30, 1999, substantially all of these costs have been paid.

     During the quarter ended June 30, 1998 the company recorded a restructuring charge of $353,000 relating to the severance costs of thirteen positions in the Company. All of these costs have been paid.


NOTE -5   Acquisition of assets
-------------------------------

     On July 16, 1999 (the "anniversary date"). The company acquired intellectual and software property relating to the cytogenetic imaging instrumentation business of Vysis, Inc.

     The acquisition was accounted for as a purchase. The consideration paid was $2,350,000 consisting of a cash payment of $1.0 million, $500,000 in cash to be paid one year from the anniversary date and is included in current liabilities, $250,000 in cash to be paid eighteen months from the anniversary date and is included in long-term liabilities and 497,368 shares of the Company's common stock issued at $1.206 per share. The installment payments bear interest at the annual rate of seven percent. The interest is due and payable at the time the installment is due. In addition, the Company has recorded a liability of approximately $100,000 for the estimated costs associated with certain warranties and service contracts that the Company has taken responsibility for. The Company incurred approximately $32,000 in legal expenses directly related to this acquisition. The Company estimates it will record intangibles of approximately 2,482,000 and will amortize such goodwill over ten years.


NOTE -6   Term loan
-------------------

     On September 9, 1999, the Company entered into a $2.0 million Loan and Security Agreement with Silicon Valley Bank. The term of the loan is three years and calls for monthly principal payments of $55,556 plus interest. The loan bears interest at prime plus 1.25 %. In conjunction with the loan, the Company paid a facility fee of $10,000.

NOTE -7   Subsequent Event
--------------------------

     On November 3, 1999, the Company consummated a private sale of one million shares of its Common Stock to certain accredited investors at a purchase price of $2.00 per share. The price exceeded the closing price of the Company's Common Stock as reported on the Nasdaq National Market System.

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


Results of Operations

Revenues. The Company's revenues are derived primarily from the sale of products and from service contracts. Revenues for the three and nine months ended September 30, 1999 were $3.1 million and $8.9 million respectively, compared to $2.6 million and $8.6 million for the corresponding prior year periods. The increase in revenues is attributed to cytogenetic imaging products acquired in July, 1999 and new products developed internally. These revenues were partially offset by lower grant revenues and certain products discontinued in 1999.

Cost of revenues. Cost of revenues includes direct material and labor costs, manufacturing overhead, installation costs, warranty related expenses and post-warranty service and application support expenses. Costs of revenues, as a percentage of total revenues, for the three and nine months ended September 30, 1999 were 49% and 47% respectively, compared to 51% and 49% for the corresponding prior year periods. The decreases are primarily due to lower raw material costs and license fees for the cytogenetic instrumentation products.

Research and development expenses. Research and development expenses consist of research and development relating to new products as well as software development costs to upgrade existing products. Research and development expenses for the three and nine months ended September 30, 1999 were $1.2 million and $3.4 million respectively, compared to $1.7 million and $5.2 million
over the corresponding prior year periods.   The decreases over the prior year
periods are primarily due to decreased expenditures for salaries, lab supplies and consulting costs associated with the development of the Company's prenatal screening products and lower development costs for the Company's cytogenetic instrument business.

Sales and marketing expenses. Sales and marketing expenses consist primarily of salaries, commissions and travel expenses of the Company's direct sales force, as well as commissions paid to independent international sales agents. Sales and marketing expenses for the three and nine months ended September 30, 1999 were $1.5 million and $3.7 million respectively, compared to $1.2 million and $3.8 million in the corresponding prior year periods. As a percentage of revenues, sales and marketing expenses were 48% and 41% of total revenues for the three and nine months ended September 30, 1999 compared to 44% for the corresponding prior year periods. The increase for the three months ended September 30, 1999 is primarily due to costs and personnel additions associated with the cytogenetic imaging products acquired in July 1999 and new product launches.

General and administrative expenses. General and administrative expenses consist primarily of payroll costs associated with the Company's management and administrative personnel, travel expenses, and legal, accounting and regulatory compliance costs. General and administrative expenses were $706,000 and $2.1 million for the three and nine months ended September 30, 1999, compared to $736,000 and $2.2 over the prior year periods.

Amortization of intangibles. Reflects the amortization expense associated with the July 16, 1999 acquisition of the cytogenetic imaging instrumentation business of Vysis Inc.

Restructuring costs. A restructuring charge of $224,000 was accrued for during the quarter ended March 31,1999. The charge reflects the severance costs for fifteen employees. The employee reductions were made in both the United States and United Kingdom facilities. As of September 30, 1999 substantially all of the severance costs have been paid to former employees.

     During the quarter ended June 30, 1998 the Company recorded a restructuring charge of $353,000 relating to the severance costs of thirteen positions in both the United States and United Kingdom facilities. All of these costs have been paid.

Other income/(expense), net. Includes one time charges for costs to terminate certain distributor agreements and costs associated with a discontinued product. No such charges were recorded in the prior year.


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

Liquidity and Capital Resources

     At September 30, 1999, the Company had cash, cash equivalents and securities available for sale of $7.7 million and working capital of $6.4 million. Cash used by operations for the nine months ended September 30, 1999 was $4.2 million compared to $6.5 million for the corresponding prior year period. The decrease in cash used in operations is primarily due to lower losses as explained above. In addition, the Company consumed $385,000 for purchases of capital equipment compared to $543,000 for the prior year period.

     In November 1999, the Company strengthened its financial position by raising $2 million of additional equity via a private placement of one million shares of its Common Stock.

     In September 1999, the Company established a $2 million three year term loan from Silicon Valley Bank. The loan calls for monthly principal payments of $55,556 plus interest. The loan bears interest at prime plus one and quarter percent.

     On July 16, 1999, the Company acquired certain assets relating to the cytogenetic imaging instrumentation business of Vysis, Inc. Total consideration paid was $2,350,000 consisting of a cash payment at closing of one million dollars, installment payments of $500,000 due July 16, 2000 and $250,000 due January 16, 2001 and 497,368 shares of the Company's Common Stock. The installment payments bear interest at 7%, which is due and payable at the time the installments are due. In addition, the Company will record a liability of approximately $100,000 for the estimated costs associated with certain warranties and service agreements that the Company will be responsible for. The Company will also purchase approximately $500,000 in existing inventory from Vysis for use in the cytogenetic imaging instrumentation business

     The Company expects negative cash flow from operations to continue into at least 2000, as it continues the research and development of its micrometastases technologies, expands its marketing, sales and customer support capabilities and adds administrative infrastructure.* The Company currently estimates that its existing capital resources will enable it to sustain operations through 2000*. Because the timing and amount of spending of such capital resources cannot be accurately determined at this time and will depend on several factors, including but not limited to, the progress of its research and development efforts and clinical investigations, the timing of regulatory approvals or clearances, competing technologies or products, the Company may consider obtaining additional financing.* The Company may seek to obtain additional funds through equity or debt financing, collaborative or other arrangements with other companies, or from other sources.* No assurance can be given that additional financing will be available when needed or on terms acceptable to the Company. If adequate funds are not available, the Company could be required to delay development or commercialization of certain of its products, to license to third parties the rights to commercialize certain products or technologies that the Company would otherwise seek to commercialize itself, or to reduce the marketing, customer support or other resources devoted to certain of its
products.   In addition, as opportunities arise, funds may also be used to acquire businesses, technologies or products that complement any such acquisitions.*

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

     The Company has completed an assessment of its internal Year 2000 risks. The assessment included a review of products the Company produces and sells to third parties, its telecommunication systems and its internal computer and management information systems. The Company has determined that its current products are Year 2000 compliant. The Company has recently upgraded its telecommunication equipment and accounting systems to be Year 2000 compliant. In February 1999, the Company released Year 2000 Upgrades to bring Pentium-based systems currently installed at customer sites into Year 2000 compliance. Should unanticipated Year 2000 problems occur, the Company is prepared to develop and execute contingency plans to satisfy customers on an as-needed basis.*

     The Company is continuing its external assessment of Year 2000 risks. In early 1998, the Company contacted its key third party manufacturing suppliers to assess exposure to Year 2000 problems. The initial assessment was that the key supplier products were Year 2000 complaint. Currently, the Company is contacting its key suppliers, vendors, financial service organizations (third party suppliers) to confirm their continuing Year 2000 compliance of their products and business programs to ensure the Company will not incur any Year 2000 business disruptions. Additionally, new key suppliers are also being contacted. The Company expects to complete its 1999 external assessment on or before the end of November 1999.* At present, the Company is not aware of any issues with any of its third party suppliers.* However, third party compliance is outside of the Company's control, and consequently, uncertainty exists. Significant Year 2000 compliance problems from its third party suppliers, partners, or customers could have a material adverse affect on the Company's business, results of operation, financial condition and prospects.

     The Company has expended and will continue to expend resources to continue to monitor and upgrade its products and services and for the upgrade to its telecommunication and management information systems. * To date the Company estimates that its has expended approximately $155,000 for costs associated with its year 2000 compliance and estimates it will spend an additional $25,000 to $45,000 inclusive of non-incremental costs that will be incurred by reallocation of existing resources in bringing the Company into Year 2000 compliance.* However, there may be unforeseeable issues with unseen costs that are outside of the Company's control that could have a negative impact on the Company.*

Item. 3. Quantitative and Qualitative Disclosures about Market Risk
         Derivatives and Financial Instruments.

         For the quarter ended September 30, 1999, there were no material changes from the disclosures made in the Company's form 10-K for the year ended December 31, 1998.

PART II  -  OTHER INFORMATION
-----------------------------


Item 6:  Exhibits and Reports on Form 8-K

     (a)
        Exhibit
        -------

        Exhibit 27.1 - Financial Data Schedule

     The following report on Form 8-K was filed during the period for which this report is filed:

     (b) Reports on Form 8-K
         -------------------

     The Company filed a Form 8-K on July 16, 1999, announcing the acquisition of assets from Vysis, Inc. relating to Vysis' cytogenetic imaging instrumentation business.

                             APPLIED IMAGING CORP.


                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 APPLIED IMAGING CORP.
                                     (Registrant)




Date: November 10, 1999         By:  /S/ JACK GOLDSTEIN
                                     -------------------------
                                       Jack Goldstein
                                       President, Chief Executive Officer
                                        Chairman of the Board


                                By:  /S/ MICHAEL J. BRADEN
                                     -----------------------------
                                       Michael J. Braden
                                       Chief Accounting Officer