Form 10-K
period 1999-12-31
APPLIED IMAGING CORP
filed 2000-03-29
CIK 816066

================================================================================
--------------------------------------------------------------------------------

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                             ____________________

                                   FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

     For the Fiscal Year Ended December 31, 1999 or

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the 90 days. Yes [X] No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     The aggregate market value of voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on March 20, 2000, as reported on the NASDAQ National Market, was approximately $69,285,002. The number of shares of Common Stock outstanding as of March 20, 2000:
13,356,145.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Part III of this Form 10-K incorporates information by reference from the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year.

     This report, including all exhibits and attachments, contains 48 pages. The exhibit index is on pages 45 & 46.

--------------------------------------------------------------------------------
================================================================================

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

The Company

     Applied Imaging Corp ("Applied Imaging" or the "Company") was incorporated in California in July 1986, and reincorporated in Delaware in October 1996. Applied Imaging develops, manufactures and markets automated genetic testing systems for use in cancer testing, prenatal testing and other genetic testing applications along with automated imaging systems used in cancer pathology and cancer research. The Company's cytogenetic instrumentation business, which has sold approximately 1600 systems to over 800 sites in more than 35 countries since the Company's inception, markets microscopic image analysis systems that enable laboratories to automate the analysis of chromosomal abnormalities associated with conditions ranging from Down Syndrome to breast cancer. The Company also markets imaging systems designed for use in plant and animal genetic research programs. The Company has recently introduced a research system to detect micrometastatic cancer cells in bone marrow, lymph node and blood samples from cancer patients. This technology allows physicians to better determine the initial staging of cancer cases and to then detect disease recurrence earlier than is currently possible. It is also used for other cancer research applications.

     According to the Company's own analysis of its primary competitors' publicly available financial data, Applied Imaging is the leading provider of automated chromosomal image analysis systems to clinical and research laboratories worldwide. The Company's CytoVision(TM) and Quips(R) systems are widely utilized because of their ability to analyze human chromosome preparations using powerful software classification algorithms and a specialized user interface. These systems also incorporate the capability to analyze and record images produced by advanced genetic research assays that employ fluorescent in situ hybridization ("FISH") or comparative genomic hybridization ("CGH") methods. The Company is also developing specialized reagent products that can be optimized for use on the Company's installed base of imaging systems as one aspect of its business strategy.

     The Company's Micrometastasis Detection System (MDS /TM/) couples the ability to find rare cellular events with the capability to genetically characterize these cells using FISH technology and specific DNA probes. It is currently being sold to cancer researchers to detect and genetically characterize cancer cells found in bone marrow, lymph nodes and stem cell transplant samples. The Company has established a commercial relationship with Nexell Therapeutics, Inc. to distribute their Cytonex staining kit for the detection of cytokeratin-positive cells including carcinoma cells in blood and bone marrow specimens worldwide. This stain is utilized in conjunction with the MDS. Further basic research is being conducted by the Company into the use of its micrometastasis detection platform as a method of detecting circulating cancer cells in peripheral blood.

     The Company previously pursued a prenatal genetic screening development program focused on the isolation of specific fetal cells from a blood sample taken from the expectant mother. While substantial research progress was made towards the development of a reliable method for non-invasive prenatal diagnosis, the Company has concluded that its methods do not currently constitute a commercially viable system for this purpose. Accordingly, the Company has shifted its research efforts and resources to its cancer imaging programs, with a focus on the detection of rare micrometastatic cancer cells in a variety of sample types. The Company believes that certain of its cell enrichment and image analysis research conducted and products developed for fetal cell analysis are directly applicable to these cancer testing applications.

Genetic Disorders and Testing Applications

     All genetic information in an organism is contained in its chromosomes, made up of strands of DNA and associated protein molecules. DNA is comprised of paired nucleotide bases and genetic information is encoded by the specific order of the nucleotide bases within units called genes. Genes are organized linearly along the chromosomes and carry the required information for the synthesis of the proteins that provide the structural components of cells and tissues, as well as the enzymes needed for the basic biochemical and physiological functions of the cells. Chromosomal studies allow clinicians to examine genetic rearrangements at both a macro level, while studying all chromosomes of a patient simultaneously, or at a micro level, while examining specific DNA probes for individual genes or chromosomes.

Cancer Genomics

     Chromosomal analysis is often performed for clinical and research purposes for the precise characterization of many different types of cancers. Cancer cells frequently demonstrate complex chromosomal abnormalities. The specific patterns of these chromosomal abnormalities may be associated with certain well-defined cancers. The chromosomal analysis of leukemias and lymphomas, for example, provides researchers with supplementary information useful in the staging or precise classification of the disease and may also provide useful prognostic indicators. Similarly, advanced chromosomal analyses may allow a researcher to assess new disease in a patient to determine if it may be a recurrence of a previous cancer or an entirely different neoplasm.

Other Chromosomal Disorders

As in cancer, prenatal chromosomal disorders may occur when genes or portions of genes move between chromosomes (chromosomal translocations), when portions of chromosomes and the genes they contain are missing or when an abnormal number of chromosomes are present in the cell. Chromosomes can be seen with the aid of a microscope and, when stained with certain dyes, reveal light and dark bands reflecting regional variations in the DNA of the cell. Differences in size and banding pattern allow the chromosomes to be distinguished from each other or may identify a chromosomal disorder. The most common prenatal chromosomal disorder, Down Syndrome, also known as trisomy 21, occurs when there are three copies of chromosome 21 in the human genome. Other clinical syndromes caused by the most common chromosomal abnormalities may result in mental retardation, impaired physical development and abnormal sexual development.

Micrometastasis Detection

Micrometastasis is the spread of cancer away from the primary tumor that is not detectable with routine testing methods. Typically, these metastases are too limited in size to be observed using routine examination techniques. The majority of cancers with micrometastases are attributable to a subset of cancer known as carcinomas, a malignant growth that arises from epithelial cells found in the skin or the lining of body organs. Carcinomas tend to infiltrate into adjacent tissue and then spread (metastasize) to distant organs such as bone, liver, lung or the brain. The initial application for micrometastases testing is found among patients at the time of initial diagnosis for breast, prostate, colorectal and gastric carcinomas. When micrometastatic cells are identified in distant locations, the staging of the patient's disease will typically change to reflect the presence of distant metastases, an indication of much more advanced disease. This testing is expected to be performed in addition to normal staging parameters and will aid in the most appropriate diagnosis and treatment of these patients.

     The Company has developed a micrometastasis detection system designed to provide researchers and clinicians with the ability to identify micrometastatic cancer cells in bone marrow, lymph nodes or blood specimens. The Company is currently involved in a collaborative study with a leading European cancer center to determine the prognostic significance of micrometastatic staging in a population of over nine hundred breast cancer patients. The micrometastasis detection system incorporates (i) an automated scanning microscope and image analysis system, (ii) monoclonal primary antibodies specific to micrometastatic cells and (iii) a colorimetric detection reagent.

Prenatal Testing

     Prenatal testing is the process of detecting certain types of chromosomal disorders in a fetus at an early stage of pregnancy. Definitive prenatal testing is currently performed invasively, by extracting fetal cells and inspecting the chromosomes within such cells to diagnose specific genetic disorders. Prenatal testing is one of the most common uses of the Company's existing genetic testing systems.

     Fetal cells are obtained by one of two common procedures, amniocentesis or chorionic villus sampling. Once the sample is extracted it is forwarded to a cytogenetic laboratory, where the cells are cultured and deposited on a microscope slide. The slide is then examined under a microscope in order to locate and analyze a number of cells undergoing active cell division. At this point, the chromosome complement of an individual cell is visible under the microscope.

     Chromosome analysis without the advantage of an automated imaging system is both tedious and time consuming. Typically, a laboratory technologist scans the slide manually to locate cells undergoing active division. Once these metaphase cells are found, they are photographed using a camera attached to the microscope. This photograph is then printed and each chromosome is manually cut out of the photograph, arranged in order and pasted on a sheet to show the two sets of 23 chromosomes present in the cell. This visual presentation of the chromosomes is called a karyotype. Laboratories may eliminate many of these steps and substantially improve their efficiency by using an automated image analysis system to scan the slides for cells in metaphase, to automatically classify the chromosomes, to present them on a video display for review and acceptance and to print final karyotype records.

Current Cytogenetic Products

     In the United States, approximately 500,000 total cytogenetic test procedures are performed annually. Cytogenetic testing includes prenatal screening for genetic disorders using amniotic fluid or chorionic villus sampling. The most rapidly growing segment of cytogenetic testing includes those tests for the diagnosis and prognosis of cancerous conditions using bone marrow, blood and tissue samples. The Company currently manufactures, markets and sells its CytoVision and Quips automated instruments for a wide range of these cytogenetic applications. The Company's primary cytogenetic products are described below. The Company has sold systems to over 800 sites worldwide in more than 35 countries. The Company's primary cytogenetic products currently sell for prices ranging from $20,000 to $200,000, depending upon the instrument's capabilities and final system configurations.

     CV ChromoScan(TM) System

     The CytoVision ChromoScan is the Company's most comprehensive system for automated chromosome analysis. The ChromoScan integrates many of the key features of the Company's earlier products into one system capable of automated microscope slide scanning, advanced chromosome analysis and fluorescent image processing. The ChromoScan allows laboratories to automatically scan slides to locate specific cells for chromosome analysis. This eliminates one of the most tedious and time-consuming aspects of cytogenetic analysis: that of manual slide scanning. The system accomplishes this in the background while simultaneously allowing the technologist to process and analyze images previously identified. The Company believes that no other commercially available system for cytogenetic analysis incorporates this same range of features in one integrated and automated package.

     CytoVision(TM) System

     The CytoVision system is a comprehensive chromosome analysis system that integrates standard karyotyping capability with advanced FISH imaging technologies, including color chromosome analysis techniques (in the CV ChromoFluor(TM)). The system's computerized image capture and analysis capabilities incorporate pattern recognition and automated chromosome classification algorithms. The system provides automated karyotyping capabilities, automatic separation of touching or overlapping chromosomes (a common occurrence), a variety of user-defined image enhancement features, report annotation capabilities and full screen display options. The DNA probe imaging capability of the CytoVision detects and analyzes signals from DNA probes that have been applied to cell nuclei. CytoVision systems enhance images of often-faint fluorescent DNA probes and provide the operator with a range of optimized analytical tools. The systems may also be upgraded to detect genetic amplifications and deletions in tumor cells utilizing a research technique known as comparative genomic hybridization ("CGH").

     Quips(R) Systems

The Applied Imaging Quips systems offer advanced FISH imaging tools to researchers worldwide. These systems were among the first to incorporate high sensitivity digital imaging capabilities along with the ability to analyze new DNA probe techniques such as M-FISH and interphase cytogenetics. Based on the Apple(R) PowerMac platform, Quips systems allow researchers who have developed techniques on Apple systems to continue their research with the most current hardware and software solutions for the Macintosh. The Quips product line was acquired by the Company as one part of a 1999 strategic alliance with Vysis, Inc., the leading provider of DNA probe reagents for cancer and prenatal testing.

     Genus(TM)

The newest system introduced for cytogenetic research markets is the Company's Genus system. Genus has been designed for the advanced analysis of plant and animal genomes, a highly active area of basic research and commercial product development. Adapting technology pioneered on the Company's CytoVision systems, Genus allows researchers to apply well-established chromosome analysis techniques to animals and plants that have wide variations in the makeup of their chromosome complements. Initial market response to the introduction of Genus has been very strong.

     All of the products in the CytoVision family are compatible with one another and can be integrated into a network with common data management protocols. In addition to its analysis systems, the Company also sells a number of peripherals including a range of high quality printers. A typical installation will include a number of interconnected CytoVision systems and components.

Current Cancer Pathology Products

     Micrometastasis Detection System (MDS(TM))

The MDS consists of a custom scanning microscopy system that has been optimized for the analysis of bone marrow, lymph node and stem cell preparations to detect rare cancer cells that have been stained by a variety of laboratory techniques. Designed with fluorescent microscope capabilities fully integrated, the MDS allows researchers to apply an extraordinarily wide range of DNA probes to individual cells in order to characterize them at a molecular level.

     Cytonex(TM) ImmunoCytoChemistry Staining Kit

The Cytonex kit is an FDA-cleared reagent product intended to detect cytokeratin-positive metastases in cancer patients with common epithelial tumors (such as breast, prostate and colon cancer). The Company is actively pursuing partners such as Nexell Therapeutics (the manufacturers of Cytonex) who offer novel diagnostic reagents that are suited for use in conjunction with our existing and planned cancer pathology systems.

Sales, Distribution and Marketing

     The Company currently sells its image analysis products to government and private clinical laboratories, hospital laboratories, research institutions, universities and pharmaceutical companies. These customers utilize the Company's genetic imaging products for prenatal genetic screening and cancer research studies.

     In North America, the Company sells its products directly to its customers. The North American sales team is comprised of nine sales and application support specialists. Outside of North America, the Company sells its products either directly, through local agents who are remunerated on a commission basis or through independent distributors. The Company manages its international sales and distribution activities from Applied Imaging International Ltd., the Company's wholly owned subsidiary located in the United Kingdom. The international sales team is comprised of 15 sales and application support professionals, based in the United Kingdom, France and Germany. The Company's primary distributors are located in Australia, China, Italy, Japan, South Korea and Spain. In addition, the Company has established a sales agency agreement with Vysis, S.A. where Vysis' European affiliates sell the Company's products in France, Germany, the United Kingdom and selected other markets through their direct sales channels.

     Because the Company's products are technically sophisticated, scientifically qualified and highly trained product specialists support the Company's sales staff in all major markets. The Company offers an annual instrument maintenance program to its customers through its dedicated support organization. The Company's marketing activities include telemarketing, product advertising and participation in trade shows and product seminars.

Manufacturing

     The Company assembles and tests components and subassemblies made by outside vendors to the Company's specifications and manufactures only when it believes significant value can be added. The Company's current products are assembled from a combination of (i) commodity technology components such as computers and monitors, (ii) custom subassemblies, such as automated filter wheels, (iii) proprietary hardware for scanning microscopy, and (iv) operating systems and proprietary applications software. Any disruption or delay in the supply of components or custom subassemblies will have a material adverse effect on the Company. While the Company typically uses components and subassemblies that are available from alternate sources, any unanticipated interruption of the supply of these components or subassemblies could require the Company to redesign its products.

     The Company orders components and subassemblies to forecast and assembles specific configurations on receipt of firm orders. The Company's research, investigational and clinical products are subject to regulation by the FDA and all products are subject to regulation by the U.S. Department of Commerce export controls, primarily as they relate to the associated computers. The Company has experienced no material difficulties in obtaining export licenses to date.

     Under current law, if the Company manufactures finished devices in the United States, it will be required to comply with the FDA's Quality System Regulation and the State of California's current Good Manufacturing Practice ("GMP") regulations. In addition, the FDA and/or the California authorities may inspect the Company's manufacturing facilities on a regular basis to determine such compliance. Failure to comply with applicable FDA or other regulatory requirements can result in fines, injunctions, civil penalties, recalls or seizures of products, total or partial suspensions of production or criminal prosecutions.

Research and Development

     The Company's research and development efforts include various research, product development, clinical evaluation and testing, quality assurance, regulatory and process development activities. The current focus of the Company's research and development efforts is the continued enhancement of the Company's micrometastasis detection system. In addition, the Company is collaborating with outside investigators and other companies to develop new cancer testing applications for the micrometastasis platform. The Company's future research and development efforts are expected to include development of additional applications of the Company's current cytogenetic products and additional applications for the micrometastasis detection system. Development of these applications may require additional funds and will be subject to technological, clinical, regulatory and other risks associated with new medical technologies. There can be no assurance that the Company will further develop its micrometastasis testing system or any other future applications of such technology.

     Research and development expenses were approximately $4.3 million, $6.7 million and $7.4 million in 1999, 1998 and 1997 respectively. Overall research and development expenses have declined as the Company's development resources have been shifted to concentrate on cancer imaging applications.

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

     The fields of life science instrumentation and genetic screening processes are covered by many issued patents and patent applications. The Company was previously notified that it may be infringing on certain patents pertaining to highly specialized cytogenetic applications. Upon review, the Company does not believe there is any merit to such a claim. The Company is not aware of any other patents which it may be infringing; however, patent applications in the United States remain confidential until a patent is issued, and, therefore, the Company's products could infringe patents to be issued in the future. If the Company's technology is determined to use products, processes or other subject matter that is claimed under other existing U.S. or foreign patents, or if other patents claiming subject matter utilized by the Company are issued, such companies may bring infringement actions against the Company. The Company may be required to obtain licenses to patents or proprietary rights of others. There can be no assurance that any such license would be made available or, if available, would be available on commercially acceptable terms. Failure to obtain a required license could prevent the Company from commercializing its products resulting in a material adverse affect on the Company's business, financial condition and results of operations.

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

     In October 1997, the Company entered into an exclusive worldwide licensing agreement with the University of Cambridge for the commercialization of DNA-probe technology developed by Cambridge researchers. The technology, known as Cross Species Color Banding, has been utilized by the Company in an effort to develop research test reagents to detect and analyze chromosomal aberrations. The Company has developed an initial test kit for color banding analysis of human chromosomes that has been made available for research use. The agreement requires minimum annual royalty payments of $30,000 and the payment for specific research related projects. The Company and the University of Cambridge are currently in discussions regarding modifications to the terms of this agreement.

     In January 1998, the Company entered into a non-exclusive worldwide agreement with Vysis, Inc. for the right to use certain CGH software products. The agreement requires an initial payment of $5,000 and a royalty payment of $500 for each CGH software product sold.

     The Company also relies upon trademarks to protect certain of its products, and holds a United States trademark registration for the marks "CYTOSCAN" and "RxFISH." Registrations for these marks and the mark "CYTOVISION" are held by the Company in certain foreign jurisdictions.

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

Competition

     The market for the Company's current cytogenetic products is highly competitive. The Company believes that its primary competitors in this market include Perceptive Scientific Instruments, Inc. (a subsidiary of International Remote Imaging Systems, Inc.), Metasystems, Gmbh and Leica. The principal competitive factors in this market are product features offered, ease of use, clarity of output, customer service capabilities, price and installed base. The Company believes it competes favorably with regard to these factors.

     The market for micrometastasis detection imaging systems is a new and under development. The Company's primary competitors in this market are Chromavision, Inc. and Metasystems.

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

Government Regulation

     The testing, manufacturing, labeling, distribution, sales, and marketing of the Company's products are subject to government regulation in the United States and in other countries. The Company believes that its future success will be significantly dependent upon commercial sales of its micrometastasis detection system. The Company currently markets this system for research purposes globally. The Company is currently conducting clinical trials of its micrometastasis system in the United States and Europe and plans to seek regulatory clearance for specific clinical applications in the United States. In the United States, the Company's products are also subject to regulation by state authorities. The State of California's requirements in this area require registration with the state and compliance with state GMP regulations.

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

     Before a new medical device can be introduced into the market, the manufacturer must obtain FDA clearance of a 510(k) or approval of a PMA, unless the device is exempt from the requirement of such clearance or approval. A 510(k) clearance will be granted if the submitted information establishes that the device is substantially equivalent to a legally marketed Class I or II medical device or to a legally marketed Class III device that does not itself require an approved PMA prior to marketing ("predicate device"). A 510(k) must contain information to support a claim of substantial equivalence, which may include laboratory test results or the results of clinical studies of the device in humans. The FDA is required to review 510(k) submissions within 90 days, but it generally takes from five to twelve months from the date of submission to obtain 510(k) clearance from the FDA; it may take longer and 510(k) clearance may never be obtained. The FDA may determine that a device is not "substantially equivalent" to a predicate device, or that additional information is needed before a substantial equivalence determination can be made. Based on initial discussions with FDA officials, the Company plans to submit a 510(k) application covering specific applications for its micrometastasis detection system.

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

     In addition, laboratories who purchase the Company's current products could be subject to the Clinical Laboratory Improvement Amendments of 1988 ("CLIA"), which are intended to ensure the quality and reliability of medical testing conducted in laboratories in the United States. The Company's products should comply with CLIA regulations or the Company's ability to market its products could be negatively affected.

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

Third-Party Reimbursement and Health Care Reform

     In the United States, the Company's products are purchased primarily by medical institutions which then bill various third-party payors, such as private insurance plans, Medicare, Medicaid, and other government programs ("Third-Party Payors") for the health care services provided to their patients. Third-Party Payors may deny reimbursement if they determine that the device used in a treatment was unnecessary, inappropriate, experimental or investigational, used for a non-approved indication, or not cost-effective and typically do not reimburse for devices used for research and investigational purposes. Accordingly, physicians must determine that the new clinical benefits of genetic screening procedures justify the additional cost. The market for the Company's current cytogenetic products could be adversely affected by changes in governmental and private third-party payors' policies. The unavailability of third-party coverage or the inadequacy of the reimbursement for medical procedures using the Company's products would adversely affect the Company's business, financial condition and results of operations. In both the United States and internationally, Third-Party Payors are increasingly challenging the prices charged for medical products and services. There can be no assurance that reimbursement for the procedures using the Company's products will be available or, if currently available, will continue to be available, or that future reimbursement policies of payors will not adversely affect the Company's ability to sell its products on a profitable basis. In addition, there can be no assurance that third-party reimbursement will be available for diagnostic procedures based on the Company's micrometastasis detection system.

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

Employees

     As of December 31, 1999, the Company had 85 employees, of whom 24 were involved in research and development, 9 in manufacturing , 39 in sales, marketing and customer service and 13 in finance and administration. As of December 31, 1999, 38 of the employees were based in the United Kingdom, 43 in the United States, 1 in Israel, 2 in France and 1 in Germany. A total of 5 employees hold Ph.Ds, and 1 employee is an M.D. The Company's employees include a number of professional cytogeneticists who support and sell its product range. The Company believes its relationship with its employees to be good.

Accumulated Deficit; Future Losses

     The Company expects its operating losses to continue in future periods as it continues its efforts to market the micrometastasis detection system.

Quarterly Fluctuations

     The Company has experienced and expects to continue to experience significant fluctuations in its quarterly operating results. Factors which may have an influence on the Company's operating results in a particular quarter include (i) demand for the Company's products, new product introductions by the Company or its competitors or transitions to new products; (ii) the timing of orders and shipments for capital equipment sales; (iii) the mix of sales between distributors and the Company's direct sales force; (iv) competition, including pricing pressures; (v) the timing and amount of research and development expenses, including clinical trial-related expenditures; (vi) seasonal factors;
(vii) foreign currency fluctuation; and (viii) the delay between incurrence of expenses to develop new products, including related marketing and service capabilities, and realization of benefits from such efforts. The Company believes the pattern of fluctuating revenues is influenced by the budgetary spending practices of the Company's customer base which consists primarily of public and private clinical laboratories, research organizations and hospitals operating on annual budgets. Due to the foregoing factors, it is likely that in some future quarter the Company's operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially adversely affected.

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

Uncertainty of FDA or Other Regulatory Clearances or Approvals

     The testing, manufacturing, labeling, distribution, sale, and marketing, of the Company's products are subject to government regulation in the United States and other countries. The Company's Cytoscan products were marketed until 1994 in the United States pursuant to pre-market notifications to the FDA under Section 510(k) of the Federal Food, Drug and Cosmetic Act ("510(k)"). A 510(k) pre-market notification must be supported by appropriate data establishing, to the satisfaction of the FDA, that a newly developed device is "substantially equivalent" to a legally marketed device that does not itself require FDA approval of a PMA. The Company's CytoVision product is the current model of the Cytoscan product, marketed pursuant to the original 510(k) filing. The Company's Quips products are marketed in the US pursuant to an original 510(k) clearance obtained by Vysis, Inc. and its predecessor company.

     The Company is conducting clinical trials of its micrometastasis detection system in the US and Europe in preparation for the anticipated submission of a 510(k) pre-market notification in the United States. There can be no assurance that the results of these clinical trials will be sufficient to complete such an notification within a specific time frame or, that once submitted, the FDA will accept such notification.

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

     The time required to obtain approval for sale in foreign countries may be longer or shorter than that required for FDA clearance and the requirements may differ. In addition, there may be foreign regulatory barriers other than approval for sale. Certain countries and customers may require evidence of the company's compliance with international quality standards promulgated by the International Standards Organization ("ISO"). In February 2000, the Company received preliminary notification that it had successfully completed a third-party audit of its international operations in Newcastle, England and that, subject to certain conditions, it would be recommended for certification under ISO 9001 guidelines for manufacturing and distribution operations as well as ISO 9000-3 guidelines for software development practices.

     The Company has brought its currently sold instruments, as required, into compliance with the European Parliament's Electromagnetic Compatibility Directive (89/336/EEC) (the "ECD") and is entitled to apply the CE mark, with respect to the ECD, to such instruments. The European Parliament has made a distinction between Medical Devices ("MDs") and IVDs. The Company's instruments are subject to the requirements or advantages of the In Vitro Diagnostic Medical Device Directive (98/79/ec). There can be no assurance, however, that some or all of the Company's products will not be redefined as MD's and made subject to this Directive by the EU or its member states, which may have a material adverse effect on the Company's business, financial condition, and results of operations. There can be no assurance, moreover, that member states, or any other European country, will not adopt other statutes or regulations that could require approval to sale the Company products, or that will otherwise have a material adverse effect on the Company's business, financial condition, or results of operations.

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

Dependence upon Patents and Proprietary Technology; Risk of Infringement

The Company relies primarily upon trade secret protection and on its unpatented proprietary know-how in the development and manufacturing of its products. There can be no assurance that the Company's trade secrets or proprietary technology will not become known or be independently developed by competitors in such a manner that the Company has no practical recourse. Nor can there be any assurance that others will not develop or acquire equivalent expertise or develop products that render the Company's current or future products noncompetitive or obsolete. There can be no assurance that the claims allowed under its patents will be sufficiently broad to protect what the Company believes to be its proprietary rights. In addition, there can be no assurance that issued patents will not be disallowed or circumvented by competitors, or that the rights granted thereunder will provide competitive advantages to the Company. Companies have filed applications for, or have been issued patents relating to, products or processes that may be competitive with certain of the Company's products or processes. The Company is unable to predict how the courts would resolve issues relating to the validity and scope of such patents.

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

Dependence on Distributors

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

Reliance on International Sales and Operations

     The Company has significant international operations based in the United Kingdom, employing at December 31, 1999, approximately 39 employees. In 1999, 1998 and 1997, approximately 60%, 63% and 59% respectively, of the Company's total revenues were derived from customers and distributors outside of the United States and Canada. The Company expects that international sales of cytogenetic products will continue to account for a significant portion of its revenues. Changes in overseas economic conditions, currency exchange rates, foreign tax laws, or tariffs or other trade regulations could have a material adverse effect on the Company's business, financial condition and results of operations. The international nature of the Company's business subjects it and its representatives, agents and distributors to laws and regulations of the foreign jurisdictions in which it operates or in which its products are sold. The regulation of medical devices in a number of such jurisdictions, particularly in the European Community, continues to develop and there can be no assurance that new laws or regulations will not have a material adverse effect on the Company's business. The laws of certain foreign countries may not protect the Company's intellectual property rights to the same extent, as do the laws of the United States.

     Currently, most of the Company's international sales are denominated in U.S. dollars, U.K. pounds sterling or European Currency Units (ECUs). The Company has significant operations in the U.K., and therefore, incurs significant operating expenses denominated in U.K. pounds. Accordingly, the Company has not historically attempted to reduce the risk of currency fluctuations by hedging, as changes in exchange rates between the U.S. dollar and the U.K. pound sterling immaterially affect the Company's results of operations. However, there can be no assurance that the Company will not be disadvantaged with respect to its competitors operating in a foreign country by foreign currency exchange rate fluctuations that make the Company's products more expensive relative to those of local competitors.

     For 1999, net sales to customers located in European countries accounted for 60% of the Company's total sales. The unification of the European countries, including the standardization of European currencies, as well as other factors, could contribute to certain countries in the region experiencing banking, currency and other difficulties that could, ultimately, impact the Company's sales in Europe.

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

Dependence Upon Key Personnel

     The Company's future success depends in significant part upon the continued service of certain key scientific, technical and management personnel, and its continuing ability to attract and retain highly qualified scientific, technical and managerial personnel. Competition for such personnel is intense and there can be assurance that the Company can retain its key scientific, technical and managerial personnel or that it can attract, assimilate or retain other highly qualified scientific, technical and managerial personnel in the future. Key employees of the Company include Jack Goldstein, Ph.D., its Chairman and Chief Executive Officer, Carl Hull, President and Chief Operating Officer, Padraig O'Kelly, Vice President-Operations, Dan Bowman, Vice President-Americas and Guido Guidetti- Vice President-International. The Company has no key man insurance. The Company has taken steps to retain its key employees, including the granting of stock options that vest over time. Additionally, the Company has entered into employment agreements with Dr. Goldstein, Mssrs.. Hull, Bowman and Guidetti. The loss of key personnel especially if without advanced notice, or the inability to hire or retain qualified personnel could have a material adverse effect upon the Company's business, results of operations and financial condition.

Risk of Software Defects

     The Company's cytogenetic and micrometastasis detection products currently under development involve a software component that facilitates the detection of chromosomal and genetic abnormalities through the interaction of certain imaging algorithms with the genetic sample under examination. The software, including any new versions that may be released, may contain undetected errors or failures. There can be no assurance that, despite testing by the Company and current and potential customers, errors will not be found in the software components of the Company's products, resulting in loss or delay in market acceptance, which could have a material adverse effect on the Company's business, financial condition and results of operations.

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

Control by Certain Stockholders

     Certain stockholders, including certain executive officers and directors of the Company and their affiliates, own approximately 71% of the outstanding Common Stock. As a result, these stockholders will, to the extent they act together, continue to have the ability to exert significant influence and control over matters requiring the approval of the Company's stockholders, including the election of a majority of the Company's Board of Directors.

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

Potential Adverse Effect of Shares Eligible for Future Sale

     According to Forms 13D and 13G filed by the Company's stockholders, approximately 3,133,567 shares of the Company's Common Stock (representing approximately 24% of the total shares outstanding) are held by affiliates and are therefore subject to volume limitations pursuant to Rule 144. In the event any of such stockholders cease to be affiliates (for example, by resigning from the Board of Directors and holding less than 10% of the shares outstanding), (i) certain of the shares held by such stockholders will be eligible for immediate resale in the public market and (ii) pursuant to Rule 144(k), certain of such shares will no longer be subject to the manner of sale and volume limitations of Rule 144 and will be eligible for resale in the public market after 90 days from the date such stockholder ceases to be an affiliate. Any sale of a substantial number of shares may have the effect of depressing the trading price of the Company's publicly traded stock, which would lower the Company's value and make it more difficult for the Company to raise capital.

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

Item 2.   PROPERTIES

     In the United States, Applied Imaging leases an approximately 14,000 square foot facility in Santa Clara, California, under a lease, which terminates in November 30, 2000. In the United Kingdom, Applied Imaging International Ltd. ("AII") leases an approximately 12,500 square foot facility in Newcastle, which lease terminates in July 2008. The Company believes that its facilities are adequate to meet its requirements through 2000.

Item 3.   LEGAL PROCEEDINGS

     The Company is not party to any legal proceedings.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                    PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is traded on the NASDAQ National Market under the symbol "AICX." The following table sets forth the range of the high and low sale prices by quarter as reported on the NASDAQ National Market for the periods indicated.

                                         High      Low
                                        -------  -------
1999
First Quarter                           2 1/4      3/8
Second Quarter                          3          3/4
Third Quarter                           1 5/8      3/4
Fourth Quarter                          1 13/16    11/16

1998

First Quarter                           4 1/4      1 7/8
Second Quarter                          3 9/16     1 7/8
Third Quarter                           3          2
Fourth Quarter                          3 1/8      1 1/4

     As of March 8, 2000, the number of common stockholders of record was 154. The Company currently intends to retain any earnings for use in its business and has not in the past, nor does it anticipate paying in the foreseeable future any cash dividends.

Item 6.   SELECTED FINANCIAL DATA

     The following selected consolidated financial data should be read in conjunction with the Company's audited consolidated financial statements and related notes thereto and with Management's Discussion and Analysis of Financial Condition and Results of Operations, which are included elsewhere in this Form 10-K. The consolidated statement of operations data for the year ended
December 31, 1999 and the consolidated balance sheet data at December 31, 1999 are derived from, and are qualified by reference to, the consolidated financial statements which have been audited by PricewaterhouseCoopers LLP and the consolidated statement of operations data for the years ended December 31, 1998 and 1997 and the consolidated balance sheet data at December 31, 1998, are derived from, and are qualified by reference to, the consolidated financial statements which have been audited by KPMG LLP and are included in this Form 10-K. The consolidated statement of operations data for the years ended December 31, 1996 and 1995 and the consolidated balance sheet data December 31, 1997, 1996 and 1995 are derived from audited consolidated financial statements which have also been audited by KPMG LLP.

                                                                                     Year Ended December 31,
                                                             --------------------------------------------------------------------
                                                                 1999          1998          1997          1996          1995
                                                             ------------  ------------  ------------  ------------  ------------
                                                                         (In thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues:
     Product sales.......................................    $     11,475  $      9,034  $     10,457  $      9,259  $      8,106
     Software maintenance and service....................           2,655         2,650         2,677         2,663         2,692
                                                             ------------  ------------  ------------  ------------  ------------
          Total revenues.................................          14,130        11,684        13,134        11,922        10,798
     Cost of revenues....................................           6,686         6,010         6,284         5,974         5,484
                                                             ------------  ------------  ------------  ------------  ------------
          Gross profit...................................           7,444         5,674         6,850         5,948         5,314
                                                             ------------  ------------  ------------  ------------  ------------
Operating Expenses:
     Research and development............................           4,299         6,662         7,381         3,667         2,919
     Sales and marketing.................................           5,232         4,950         3,740         3,088         2,918
     General and administrative..........................           2,876         2,722         3,639         2,088         2,094
     Amortization of Intangibles.........................             124             -             -             -             -
     Restructuring costs.................................             818           353             -             -             -
                                                             ------------  ------------  ------------  ------------  ------------
     Total operating expenses............................          13,349        14,687        14,760         8,843         7,931
                                                             ------------  ------------  ------------  ------------  ------------
     Operating loss......................................          (5,905)       (9,013)       (7,910)       (2,895)       (2,617)
     Other (expense) income..............................            (104)          541           398            14            71
                                                             ------------  ------------  ------------  ------------  ------------
Net loss.................................................    $     (6,009) $     (8,472) $     (7,512) $     (2,881) $     (2,546)
                                                             ============  ============  ============  ============  ============
Net loss per share basic and diluted.....................    $      (0.50) $      (0.86) $      (1.03) $      (1.43) $      (2.46)
                                                             ============  ============  ============  ============  ============

Consolidated shares used to calculate Basic and
diluted net loss per share...............................          11,930         9,850         7,324         2,020         1,033

                                                                                     Year Ended December 31,
                                                             --------------------------------------------------------------------
                                                                 1999          1998          1997          1996          1995
                                                             ------------  ------------  ------------  ------------  ------------
                                                                                        (In thousands)
Balance Sheet Data:
     Cash, cash equivalents and short-term investments...    $      8,406  $     11,728  $      8,378  $     12,318  $      5,156
     Working capital.....................................           7,132        10,753         7,171        10,700         3,249
     Total assets........................................          19,744        18,808        14,714        16,473         9,373
     Non-current portion of bank debt....................           1,167             -             -             -             -
     Non-current of deferred revenues....................             518             -             -             -             -
     Non-current of notes payable........................             250             -             -             -             -
     Lease obligation....................................              37            64            89           229           231
     Accumulated deficit.................................         (34,013)      (28,004)      (19,533)      (12,021)       (9,140)
     Total stockholders' equity..........................           8,612        12,343         8,943        12,005         4,714

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

Overview

     Since its inception in 1986, the Company has principally been engaged in the design, development, manufacture and marketing of automated genetic testing systems for use in cancer testing, prenatal testing and other genetic testing applications. The Company's genetic imaging instrumentation products include systems that enable laboratories to automate many aspects of the detection of chromosomal abnormalities associated with conditions such as cancer and Down Syndrome. The Company also markets imaging systems used to detect the presence of rare cancer cells in various tissues and to then genetically characterize these cells. The Company sells its systems to government and private clinical laboratories, research institutions, universities and pharmaceutical companies, and has sold such systems to approximately 800 sites in over 35 countries.

     The Company previously pursued a prenatal genetic screening development program focused on the isolation of specific fetal cells from a blood sample taken from the expectant mother. While substantial research progress was made towards the development of a reliable method for non-invasive prenatal diagnosis, the Company has concluded that its methods do not currently constitute a commercially viable system for this purpose. Accordingly, the Company has shifted its research efforts and resources to its cancer imaging programs, with a focus on the detection of rare micrometastatic cancer cells in a variety of sample types. The Company believes that certain of its cell enrichment and image analysis products developed for fetal cell analysis are directly applicable to these cancer testing applications.

     The operating results of the Company have fluctuated significantly in the past on an annual and quarterly basis. The Company expects that its operating results will fluctuate significantly from quarter to quarter and year to year in the future and will depend on a number of factors, some of which may affect future sales of the Company's cytogenetic products. These factors include, but are not limited to, demand for the Company's products, timing of capital equipment orders and shipments, competition and its related pricing pressures, and seasonal factors, many of which are outside the Company's control.

     The Company markets its products worldwide from its operations in the United States and the United Kingdom and performs research and development in both the United States and the United Kingdom. Sales from the United States are primarily to customers within the United States and Canada. Revenues in the United Kingdom are generated by both shipments of products from the United States directly to international customers and direct shipments to international customers from the United Kingdom.

Results of Operations

Fiscal 1999 Compared With Fiscal 1998

     Revenues. Revenues increased to $14.1 million in 1999 from $11.7 million in 1998. This 21% increase in revenues is principally due to the acquisition of the Vysis Quips(R) product line and the launch of two new products - Genus(TM) and MDS(TM). Service contract and software maintenance revenues at $2.7 million was the same as in 1998. In 1999, the Company recorded $99,000 of grant proceeds as revenues compared to $287,000 in the prior year. Grant revenues fluctuate based on the completion of milestones for existing programs and the receipt of any new grant awards. For 1999 and 1998 revenues derived outside of North America were approximately 60% and 63% of total revenues, respectively, reflecting increased North American instrument sales during 1999.

     Cost of Revenues. Cost of revenues as a percent of total sales decreased to 47% in 1999 from 51% in 1998. The decrease in cost of revenues as a percentage of total revenues is attributable to lower costs for raw materials and lower licensing fees achieved by converting the CytoVision product line from Unix to Windows NT(R) and, to a lesser extent, by increased average instrument selling prices.

     Research and Development Expenses. Research and development expenses of $4.3 million decreased approximately $2.4 million from 1998 levels. The decrease is primarily due to reduced direct expenditures on the fetal cell isolation project. Reflecting this change, research and development costs were 30% and 57% of total revenues for 1999 and 1998, respectively.

     Sales and Marketing Expenses. Sales and marketing expenses increased to $5.2 million in 1999 from $5.0 million in 1998. In 1999 and 1998 sales and marketing expenses as a percentage of total revenues were 37% and 42%, respectively. The increase in spending in 1999 is primarily attributable to investment in additional marketing and sales personnel to support the products acquired from Vysis and to launch the Company's new instrumentation systems.

     General and Administrative Expense. General and administrative expenses in 1999 amounted to $3.1 million, increasing $400,000 over 1998. This increase was primarily due to higher spending on quality assurance costs for ISO certification and regulatory preparation for a 510(k) submission for the Company's micrometastasis detection system and to fees associated with a distributor shutdown.

     Amortization of Intangibles. The Company began amortizing in 1999 the intangible assets which included goodwill and intellectual and software property in connection with its acquisition in 1999 of the cytogenetic imaging business of Vysis Inc. Total amortization in 1999 amounted to $124,000 representing a partial year of amortization expense.

     Restructuring. To focus the Company on the execution of its sales and marketing strategy and to transition from working in fetal cell research to work in cancer metastasis, and to reduce operating costs, the Company eliminated 15 mostly R&D positions in 1999 at both its United States and United Kingdom facilities. The reductions were made at both the United States and United Kingdom facilities. The consolidated statement of operations for 1999 includes an $818,000 charge relating to the severance costs of these terminated employees and certain costs associated with discontinued products. As of December 31, 1999, $225,000 of these costs have been paid and the balance is expected to be paid sometime in 2000. The estimated future annual cost savings as a result of the restructuring is $1.1 million.

     Other Income. In 1999 Other Income amounted to $158,000 compared to $541,000 of Other Income in 1998. The Other Expense total for 1999 represented a decrease in interest income of $97,000, increase in interest expense of $47,000, an increase in foreign exchange loss of $211,000, and provision for taxes of $31,000.

Fiscal 1998 Compared With Fiscal 1997

     Revenues. Revenues decreased to $11.7 million in 1998 from $13.1 million in 1997. The decrease in revenues was principally due to the economic crisis in Asia, particularly Japan, as well as lower sales in North America. In 1998, the Company recorded $287,000 of grant proceeds as revenues. For 1998 and 1997 revenues derived outside of North America were approximately 63% and 59% of total revenues, respectively.

     Cost of Revenues. Cost of revenues as a percent to total sales increased to 51% in 1998 from 48% in 1997. The increase in cost of revenues as a percentage of total revenues was attributable to lower instrument selling prices, as a result of increased price competition for cytogenetic instrumentation products, along with lower service revenues and increases to inventory reserves for certain discontinued products.

     Research and Development Expenses. Research and development expenses of $6.7 million decreased $719,000 from 1997 levels. The decrease was primarily due to cost saving programs implemented throughout the year. Research and development costs were 57% and 56% of total revenues for 1998 and 1997, respectively.

     Sales and Marketing Expenses. Sales and marketing expenses increased to $5.0 million in 1998 from $3.7 million in 1997. In 1998 and 1997 sales and marketing expenses as a percentage of total revenues were 42% and 28%, respectively. The increase in 1998 is primarily attributable to investment spending for additional marketing and sales personnel to support the launch of new products.

     General and Administrative Expense. General and administrative expenses in 1998 amounted to $2.7 million, decreasing $918,000 over 1997. The decrease is primarily due to lower corporate staffing levels and lower costs for recruiting and relocation.

     Restructuring. During the quarter ended June 30, 1998, plans were developed to reduce operating costs by eliminating selected positions in both the United States and United Kingdom facilities. The consolidated statement of operations for 1998 includes a $353,000 charge relating to the severance costs of these terminated employees. Substantially all of these costs have been paid.

     Other Income. In 1998, Other Income amounted to $541,000 which represented an increase of $143,000 over 1997 which is primarily due to the interest income derived from the increase in liquid assets of the Company as a result of the private placements of its common stock. The Other Income total for 1998 consisted of $579,00 of interest income, $92,000 of interest expense, foreign exchange gain of $58,000 and other miscellaneous costs.

Factors That May Affect Future Results

     The Company's operating results may vary significantly depending on certain factors, including adverse results in its clinical studies, delay in the introduction or shipment of new products, increased competition, adverse changes in the economic conditions in any of the several countries in which the Company does business, a slower growth rate in the Company's target markets, order deferrals in anticipation of new product releases, lack of market acceptance of new products, the uncertainty of FDA or other domestic and international regulatory clearances or approvals.

     Due to the factors noted above, the Company's future earnings and stock price may be subject to significant volatility, particularly on a quarterly basis. Any shortfall in revenues or earnings from levels expected by security analysts could have an immediate and significant adverse effect on the trading price of the Company's common stock.

Liquidity and Capital Resources

     As of December 31, 1999, the Company had cash, cash equivalents and short-term investments of $8.4 million and working capital of $7.1 million, compared to $11.7 million and $10.8 million, respectively, at December 31, 1998 and $8.4 million and $7.2 million, respectively, at December 31, 1997. For the year ended December 31, 1999, cash used by operations totaled $5.0 million, compared to $8.2 million and $7.1 million in 1998 and 1997 respectively. The decrease in cash used by operations from 1998 to 1999 was primarily attributable to reduced losses, increases in accounts payables and accruals. These were partially offset by higher balances of accounts receivables which increased
$2.5 million in 1999 and inventories which increased to $1.4 million in 1999 from $1.2 million in 1998. In addition, the Company consumed $515,000 in 1999 for purchases of capital equipment compared to $744,000 for the comparable prior year.

     In November 1999, the Company raised $2.0 million of additional equity via a private placement of one million shares of its Common Stock at a price of $2.00 per share. The investors also entered into a distribution agreement for the Company's products. The price exceeded the closing price of the Company's Common Stock as reported on the Nasdaq National Market System. As part of the private placement, the Company recognized a deferred revenue of $720,000 to be amortized over 50 months. As of December 31, 1999, the balance of the deferred revenue as a result of this private placement is $691,000.

     In September 1999, the Company established a $2 million three-year term loan from Silicon Valley Bank. The loan calls for monthly principal payments of $55,556 plus interest. The loan bears interest at prime plus one and a quarter percent and carries certain restrictive convenants that require the Company to maintain certain levels of liquidity and minimum and maximum total liabilities to tangible net worth ratios.

     In July 1999, the Company acquired certain cytogenetic instrumentation assets of Vysis. Total consideration paid was $2,350,000 consisting of a cash payment of one million dollars, installment payments of $500,000 due July 16, 2000 and $250,000 due January 16, 2001 and 497,368 shares of the Company's Common Stock.

     Since its inception in July 1986 through December 1998, the Company has generated an accumulated deficit of approximately $34 million. The Company expects negative cash flow from operations to continue into at least 2000, as it continues the development of its micrometastasis detection systems, conducts clinical trials required for FDA clearance of new products, expands its marketing, sales and customer support capabilities, and adds administrative infrastructure.* The Company currently estimates that its capital resources will enable it to meet its short-term capital needs and sustain it into 2001.* Long-term capital needs of the Company may require it to raise additional debt or equity financing. If adequate funds are not available, the Company could be required to delay development or commercialization of certain products, to license to third parties the rights to commercialize certain products or technologies that the Company would otherwise seek to commercialize itself, or to reduce the marketing, customer support, or other resources devoted to certain products.* There can be no assurance, however, that the Company will not be required to seek capital at an earlier date. The timing and amount of spending of such capital resources cannot be accurately determined at this time and will depend on several factors, including but not limited to, the progress of its research and development efforts and clinical investigations, the timing of regulatory approvals or clearances, competing technological and market developments, commercialization of products currently under development and market acceptance and demand for the Company's products. In addition, as opportunities arise, proceeds may also be used to acquire businesses, technologies or products that complement any such acquisitions.* The Company may seek to obtain additional funds through equity or debt financing, collaborative or other arrangements with other companies, and from other sources.* No assurance can be given that additional financing will be available when needed or on terms acceptable to the Company.

     Year 2000 Compliance

     The Company is knowledgeable of the issues associated with programming code in existing computer systems that may have created potential incompatibilities in computer systems beginning in the Year 2000. The Company began a Year 2000 problem assessment in 1997, establishing its Year 2000 Company Policy and initiating product upgrade plans. The Company completed an assessment of its internal Year 2000 risks and developed a series of upgrade and contingency plans. No significant problems were encountered with the Company's products or its internal business systems with the advent of Year 2000.

     Recent Accounting Pronouncements

     In December 1998, AcSEC released Statement of Position 98-9 or SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition. SOP 98-9 amends SOP 97-2 to require that an entity recognize revenue for multiple element arrangements by means of the residual method when (1) there is no vendor-specific objective evidence (VSOE) of the fair values of all the undelivered elements that are not accounted for by means of long-term contract accounting, and (2) all revenue recognition criteria of SOP 97-2 (other than the requirement for VSOE of the fair value of each delivered element) are satisfied. The provisions of SOP 98-9 that extend the deferral of certain paragraphs of SOP 97-2 became effective December 15, 1998. These paragraphs of SOP 97-2 and SOP 98-9 will be effective for transactions that are entered into in fiscal years beginning after March 15, 1999. Retroactive application is prohibited. The Company is currently evaluating the impact of the requirements of SOP 98-9 and the effects, if any, on its current revenue recognition policies and does not expect any material impact from its application.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." SAB 101 provides guidance for revenue recognition under certain circumstances. The Company is currently evaluating the impact of SAB 101 on its financial statements and related disclosures. The accounting and disclosures prescribed by SAB 101 will be effective for the fiscal year ended December 31, 2000.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, or SFAS 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS 133 requires that all derivatives be recognized at fair value in the statement of financial position, and that the corresponding gains and losses be reported either in the statement of operations or as a component of comprehensive income, depending on the type of hedging relationship that exits. SFAS 133 will be effective for fiscal quarters beginning after June 15, 2000. The Company is currently evaluating the impact of the requirements of SFAS 133 and the effects if any on its financial statements and does not expect any material impact from its application. The Company does not currently hold derivative instruments or engage in hedging activities.

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

     The Company currently does not use financial instruments to hedge operating expenses in the U. K. denominated in the respective local currency. Instead, the Company believes that a natural partial hedge exits, because local currency revenues will substantially offset the operating expenses denominated in the respective local currency. The company assesses the need to utilize financial instruments to hedge currency exposure on a ongoing basis. As of December 31, 1999 the Company had no hedging contracts outstanding.

     The Company does not use derivative financial instruments for speculative trading purposes, nor does the Company hedge its foreign currency exposure in a manner that entirely offsets the effects of changes in foreign exchange rates. The Company regularly reviews its hedging program and may as a part of this review determine at any time to change its hedging program. See "Risk Factors-- Reliance on International Sales and Operations

     Fixed income investments

     The Company's exposure to market risks for changes in interest rates relates primarily to investments in debt securities issued by U.S. government agencies and corporate debt securities. The Company places its investments with high credit quality issuers and, by policy, limits the amount of the credit exposure to any one issuer.

     The Company's general policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting market and credit risk. All highly liquid investments with a maturity of three months or less at the date of purchase are considered to be cash equivalents; investments with maturities over three months are considered to be short-term investments. The weighted average pre-tax interest rate on the investment portfolio is approximately 5.6%.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       Report of Independent Accountants

The Board of Directors
Applied Imaging Corp.:

     In our opinion, the accompanying consolidated balance sheet as of December 31, 1999 and the related consolidated statements of operations and comprehensive loss, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Applied Imaging Corp. and its subsidiaries at December 31, 1999, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule of valuation and qualifying accounts listed in the index appearing under Item 14(a)(2) on page 45 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above. The financial statements of the Company as of December 31, 1998 and for each of the two years in the period ended December 31, 1998 were audited by other independent accountants whose report dated February 5, 1999 expressed an unqualified opinion of those statements.


PricewaterhouseCoopers LLP
San Jose, CA
January 28, 2000

              Report of Independent Certified Public Accountants

The Board of Directors
Applied Imaging Corp.:

     We have audited the accompanying consolidated balance sheet of Applied Imaging Corp. and its subsidiaries as of December 31, 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 1998 and 1997. In connection with our audits of the consolidated financial statements for the periods indicated above, we have also audited the consolidated financial statement schedule of valuation and qualifying accounts. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the related consolidated financial statement schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Applied Imaging Corp. and subsidiaries as of December 31, 1998, and the results of their operations and their cash flows for the years ended December 31, 1998 and 1997, in conformity with generally accepted accounting principles. Also in our opinion, the related consolidated financial statement schedule of valuation and qualifying accounts, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


KPMG LLP
Mountain View, California
February 5, 1999

                             APPLIED IMAGING CORP.
                               AND SUBSIDIARIES

                          Consolidated Balance Sheets
                (in thousands, except share and per share data)

                                                                                    December 31,
                                                                                --------------------
                                                                                  1999        1998
                                                                                --------    --------
                                    Assets
Current assets:
     Cash and cash equivalents                                                  $  2,832    $  5,480
     Short-term investments                                                        5,574       6,248
     Trade accounts receivable (less allowance for doubtful accounts
       of $251,000 and $162,000 at December 31, 1999 and 1998 respectively)        6,187       3,821
     Related party receivables                                                       143         -
     Inventories                                                                   1,369       1,169
     Prepaid expenses and other current assets                                       187         436
                                                                                --------    --------
                  Total current assets                                            16,292      17,154
Property and equipment, net                                                        1,014       1,569
Intangibles, net                                                                   2,358         -
Other assets                                                                          80          85
                                                                                --------    --------
     Total assets                                                               $ 19,744    $ 18,808
                                                                                ========    ========

                     Liabilities and Stockholders' Equity

Current liabilities:
     Current portion of bank debt                                               $  1,709    $  1,045
     Current portion of capital lease obligation                                      34          34
     Current portion of related party notes payable                                  500         -
     Accounts payable                                                              2,226       1,572
     Accrued expenses                                                              3,166       2,519
     Deferred revenue, current                                                     1,525       1,231
                                                                                --------    --------
                  Total current liabilities                                        9,160       6,401

Long term liabilities:
     Bank debt, less current portion                                               1,167         -
     Related party notes payable, less current portion                               250         -
     Deferred revenues, non-current                                                  518         -
     Capital lease obligation, less current portion                                   37          64
                                                                                --------    --------
                  Total liabilities                                               11,132       6,465
                                                                                --------    --------

Commitments (Note 10)
Stockholders' equity:
     Preferred stock, $0.01 par value; 6,000,000 shares authorized; none
       issued and outstanding at December 31, 1999 and 1998                          -           -
     Common stock; $0.001 par value; 20,000,000 shares authorized;
       13,054,512 and 11,529,537 issued and outstanding December 31, 1999
       and 1998 respectively                                                          13          12
     Additional paid-in capital                                                   43,034      41,121
     Accumulated deficit                                                         (34,013)    (28,004)
     Deferred stock compensation                                                     (43)       (419)
     Accumulated other comprehensive loss                                           (379)       (367)
                                                                                --------    --------
                  Total stockholders' equity                                       8,612      12,343
                                                                                --------    --------
     Total liabilities and stockholders' equity                                 $ 19,744    $ 18,808
                                                                                ========    ========

  The accompanying notes are an integral part of these consolidated financial statements

                                             APPLIED IMAGING CORP.
                                               AND SUBSIDIARIES

                         Consolidated Statements of Operations and Comprehensive Loss
                                     (in thousands, except per share data)

                                                                       Year Ended December 31,
                                                      ---------------------------------------------------------
                                                            1999                 1998                1997
                                                      ----------------     ----------------    ----------------
Revenues:
     Product sales...............................     $         11,475     $         9,034     $         10,457
     Software maintenance and service............                2,655               2,650                2,677
                                                      ----------------     ----------------    ----------------
          Total revenues.........................               14,130              11,684               13,134
                                                      ----------------     ----------------    ----------------

Cost of revenues
     Product sales...............................                5,582               4,953                5,188
     Software maintenance and service............                1,104               1,057                1,096
                                                      ----------------     ----------------    ----------------
          Total cost of revenues.................                6,686               6,010                6,284
                                                      ----------------     ----------------    ----------------
          Gross Profit...........................                7,444               5,674                6,850
                                                      ----------------     ----------------    ----------------

Operating expenses:
     Research and development....................                4,299               6,662                7,381
     Sales and marketing.........................                5,232               4,950                3,740
     General and administrative..................                3,138               2,722                3,639
     Amortization of intangibles.................                  124                 -                    -
     Restructuring costs.........................                  818                 353                  -
                                                      ----------------     ----------------    ----------------
          Total operating expenses...............               13,611              14,687               14,760
                                                      ----------------     ----------------    ----------------
          Operating loss.........................               (6,167)             (9,013)              (7,910)
Other income (loss)..............................                  158                 541                  398
                                                      ----------------     ----------------    ----------------
          Net loss...............................               (6,009)             (8,472)              (7,512)
Other comprehensive loss, net of tax:
      Change in unrealized loss on short-term
        investments..............................                  (12)                  -                  -
                                                      ----------------     ----------------    ----------------
      Comprehensive loss.........................     $         (6,021)    $        (8,472)    $         (7,512)
                                                      ================     ================    ================
Net loss per share - basic and diluted...........     $          (0.50)    $         (0.86)    $          (1.03)
                                                      ================     ================    ================

Shares used to calculate basic and diluted net
loss per share                                                  11,930               9,850                7,324
                                                      ================     ================    ================

  The accompanying notes are an integral part of these consolidated financial statements.


                                                       APPLIED IMAGING CORP.
                                                         AND SUBSIDIARIES

                                          Consolidated Statements of Stockholders' Equity
                                       For the years ended December 31, 1999, 1998 and 1997
                                                          (in thousands)

                                                                                                    Accumulated
                                                           Additional                  Deferred        other          Total
                                          Common Stock      paid-in    Accumulated       stock     comprehensive   stockholders'
                                       -----------------
                                       Shares     Amount    capital      deficit     compensation       loss          equity
                                       ------     ------   ----------  -----------   ------------  -------------   -------------
Balances as of December 31,
   1996                                  6,824    $    7    $ 25,569   $   (12,021)   $  (1,183)    $   (367)       $  12,005

   Exercise of common stock options         34        -           72           -            -            -                 72
   Private placement                       796         1       3,940           -            -            -              3,941
   Employee stock purchase                  14        -           55           -            -            -                 55
   Amortization of deferred stock
     compensation                          -          -           -            -            382          -                382
   Net loss                                -          -           -         (7,512)         -            -             (7,512)
                                       -------    ------    --------   -----------    ---------     --------        ---------
Balances as of December 31,
   1997                                  7,668         8      29,636       (19,533)        (801)        (367)           8,943

   Exercise of common stock options          8        -           17           -            -            -                 17
   Private placement                     3,833         4      11,396           -            -            -             11,400
   Employee stock purchase                  20        -           48           -            -            -                 48
   Warrants extended                       -          -           24           -            -            -                 24
   Amortization of deferred stock
     compensation                          -          -           -            -            382          -                382
   Net loss                                -          -           -         (8,471)         -            -             (8,471)
                                       -------    ------    --------   -----------    ---------     --------        ---------
Balances as of December 31,
   1998                                 11,530        12      41,121       (28,004)        (419)        (367)          12,343

   Exercise of common stock options          6        -           10           -            -            -                 10
   Private placement                     1,000         1       1,280           -            -            -              1,281
   Employee stock purchase                  22        -           23           -            -            -                 23
   Vysis acquisition                       497        -          600           -            -            -                600
   Amortization of deferred stock
     compensation                          -          -          -             -            376          -                376

   Change in unrealized loss from
    short-term investments                 -          -          -             -            -            (12)             (12)

   Net loss                                -          -          -          (6,009)         -            -             (6,009)
                                       -------    ------    --------   -----------    ---------     --------        ---------

Balances as of December 31,
   1999                                 13,055    $   13    $ 43,034   $   (34,013)   $     (43)    $   (379)       $   8,612
                                       =======    ======    ========   ===========    =========     ========        =========

  The accompanying notes are an integral part of these consolidated financial statements.


                                             APPLIED IMAGING CORP.
                                               AND SUBSIDIARIES

                                     Consolidated Statements of Cash Flows
                                                (in thousands)

                                                                                 For the year ended December 31,
                                                                                ---------------------------------
                                                                                   1999        1998        1997
                                                                                ---------   ---------   ---------
Cash flows from operating activities:
   Net loss                                                                     $ (6,009)   $ (8,471)   $ (7,512)
   Adjustments to reconcile net loss to net cash
       used in operating activities:
       Depreciation & Amortization                                                 1,092         826         695
       Provision for doubtful accounts                                                89         -           -
       Amortization related to employee deferred
          stock compensation                                                         376         382         382
       Loss on sale of other assets                                                   41           5          29
       Changes in operating assets and liabilities:
          Trade accounts and related party receivable                             (2,598)       (463)     (1,904)
          Inventories                                                               (200)       (320)        (18)
          Prepaid expenses and other assets                                          249        (167)         68
          Accounts payable                                                           654        (183)         75
          Accrued expenses                                                           515          85       1,130
          Deferred revenue                                                           813          70         (62)
                                                                                ---------   ---------   ---------
          Net cash used in operating activities:                                  (4,978)     (8,236)     (7,117)
                                                                                ---------   ---------   ---------
Cash flows from investing activities:
   Purchase of short-term investments                                             (3,685)     (4,997)     (7,456)
   Proceeds from sale and maturities of investments                                4,347       4,209       1,996
   Proceeds from sale of fixed assets                                                 60          24         -
   Acquisition of assets                                                          (1,000)        -           -
   Purchases of equipment                                                           (515)       (631)     (1,119)
   Other assets                                                                        5         (17)        203
                                                                                ---------   ---------   ---------
       Net cash used in investing activities:                                       (788)     (1,412)     (6,376)
                                                                                ---------   ---------   ---------
Cash flows from financing activities:
   Net proceeds from issuance of common stock                                      1,314      11,489       4,068
   Bank loan proceeds/(payments) - net                                             1,831         721          38
   Capital lease payments, principal portion                                         (27)        -           (13)
                                                                                ---------   ---------   ---------
       Net cash provided by financing activities:                                  3,118      12,210       4,093
                                                                                =========   =========   =========
Net increase (decrease) in cash and cash equivalents                              (2,648)      2,562      (9,400)

Cash and cash equivalents at beginning of year                                     5,480       2,918      12,318
                                                                                ---------   ---------   ---------
Cash and cash equivalents at end of year                                        $  2,832    $  5,480    $  2,918
                                                                                =========   =========   =========
Supplemental disclosure of cash paid for interest:                              $    114    $     92    $     39
                                                                                =========   =========   =========

Supplemental disclosure of non-cash investing and financing activities:
   Equipment acquired through capital leases                                         -           -      $    135
                                                                                =========   =========   =========
   Accrual recorded for business acquired                                       $    132         -           -
                                                                                =========   =========   =========
   Stock issued in connection with acquisition                                  $    600         -           -
                                                                                =========   =========   =========
   Debt assumed for acquisition of intangible assets related to business
   acquired                                                                     $    750         -           -
                                                                                =========   =========   =========
   Unrealized loss from short-term investments                                  $    (12)        -           -
                                                                                =========   =========   =========


  The accompanying notes are an integral part of these consolidated financial statements.

                             APPLIED IMAGING CORP.
                               AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  Summary of the Company and Significant Accounting Policies

  The Company

     Applied Imaging Corp. (the Company) was incorporated in 1986 to develop, manufacture, and market automated clinical analysis systems used by cytogenetic laboratories in prenatal genetic screening. The Company sells its products to government and private clinical cytogenetic laboratories, research institutions, universities, and pharmaceutical companies located primarily in the United States, Canada, Europe, and the Pacific Rim. The Company also markets imaging systems designed for use in plant and animal genetic research programs. In addition, the Company has recently introduced a research system to detect micrometastatic cancer cells in bone marrow, lymph node and blood samples from cancer patients. This technology allows physicians to better determine the initial staging of cancer cases and to then detect disease recurrence earlier than is currently possible.

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

  Comprehensive Income

     In accordance with Statement of Financial Accounting Standards (SFAS) No.130 Reporting Comprehensive Income, the Company is required to classify items of other comprehensive income, by their nature (e.g. unrealized gains or losses on securities) in a financial statement. For the year ended December 31, 1999 the component of comprehensive loss includes an unrealized loss on short-term investments. The components of other comprehensive income in prior years include foreign currency adjustment. The accumulated balance of other comprehensive income from prior periods are reported as 'Accumulated other comprehensive income' and displayed separately from accumulated deficit and additional paid-in capital in the equity section of the balance sheet.

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

  Loss per Share

     Basic and diluted net loss per share are computed using the weighted average number of outstanding shares of common stock. There were no reconciling items of the numerators and denominators of the basic and diluted EPS computation. Shares excluded from the computation of EPS because their effect on EPS was antidilutive, but could dilute basic EPS in future periods are as follows:

                                     1999                                 1998                                    1997
                       -------------------------------      -------------------------------         -------------------------------
                                          Weighted                             Weighted                                Weighted
                                          average                              average                                 average
                         Shares        exercise price         Shares        exercise price            Shares        exercise price
                       -------------------------------      -------------------------------         -------------------------------
Options..............     1,988,568       $  2.10               1,787,405       $  2.32                1,199,272         $  4.04
Warrants.............       313,010          5.10                 577,909          5.17                  681,744            5.18
                       ------------                         ------------                            ------------

   Total.............     2,301,578                            2,365,314                               1,881,016
                       ============                         ============                            ============

                    APPLIED IMAGING CORP. AND SUBSIDIARIES

  Cash Equivalents and Short-Term Investments

     All investments with original maturities at date of purchase of three months or less are considered by the Company to be cash equivalents.

  Short-Term Investments

     Short-term investments consist of investments acquired with maturities exceeding three months. While the Company's intent is to hold debt securities to maturity, consistent with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, the Company has classified all securities as available-for-sale, as the sale of such securities may be required prior to maturity to implement management strategies. Such securities are reported at fair value with unrealized gains or losses excluded from earnings and reported as a separate component of stockholders' equity, net of applicable taxes. As of December 31, 1999, the difference between the fair value and the amortized cost of available-for-sale securities was recorded as unrealized gains or losses in stockholders' equity.

     As of December 31, 1999 and 1998, the Company's short-term investments consisted of the following (in thousands):

                                                     1999                      1998
                                ------------------------------------------   --------
                                   Amortized      Unrealized      Fair        Fair
                                     Cost            Loss         Value       Value
                                ------------------------------------------   --------
Corporate bonds...............     $   5,586       $    (12)     $   5,574   $  6,248
                                   =========       ========      =========   ========

     As of December 31, 1999, the maturities of the short-term investments are as follows: $3,596,000 within one year and $1,978,000 more than one year. There were no realized gains or losses in 1999 or 1998.

  Inventories

     Inventories are stated at the lower of cost (first in, first out) or market.

  Property and Equipment

     Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the respective assets, generally three to five years. Recoverability of property and equipment is measured by comparison of its carrying amount to future net cash flows the property and equipment are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the property and equipment exceeds its fair market value. To date, the Company has made no adjustments to the carrying values of its long-lived assets. When assets are disposed of, the cost and related accumulated depreciation are removed from the accounts and the resulting gains or losses are included in other income or loss.

  Intangibles

     Intangible assets, which include goodwill and intellectual and software property in connection with the acquisition of the cytogenetic imaging instrumentation business of Vysis Inc., was $2.5 million at December 31, 1999. Intangible

                    APPLIED IMAGING CORP. AND SUBSIDIARIES
assets are being amortized on a straight line basis over 10 years. Accumulated amortization was $124,000 as of December 31, 1999. The Company periodically assesses the recoverability of intangible assets by determining whether the amortization of the asset balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of impairment, if any, is measured based on projected discounted future operating cash flows and is recognized as a write down of the asset.

  Capitalized Software Costs

     Computer software development costs incurred subsequent to the determination of product technological feasibility are capitalized in accordance with the provisions of SFAS No. 86, Accounting for the Cost of Computer Software to be Sold, Leased or Otherwise Marketed. Amortization of these capitalized costs is provided using the greater of the ratio of revenues generated in the period over total future revenues of the product, or the straight-line method over the estimated market life of the related products, generally three years, commencing when the product becomes generally available to customers. For the years ended December 31, 1999, 1998 and 1997, software development costs incurred subsequent to the establishment of technological feasibility have not been material. The net book value of capitalized costs is not significant and is included in other assets in the consolidated balance sheets.

  Stock Based Compensation

     The Company uses the intrinsic-value method to account for its stock-based compensation arrangements. The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS 123 and Emerging Issues Task Force Issue No. 96-18, "Accounting for equity instruments that are issued to other than employees, or in conjunction with selling goods and services."

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

                    APPLIED IMAGING CORP. AND SUBSIDIARIES

Recent Accounting Pronouncements

     In December 1998, AcSEC released Statement of Position 98-9 or SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition. SOP 98-9 amends SOP 97-2 to require that an entity recognize revenue for multiple element arrangements by means of the residual method when (1) there is no vendor-specific objective evidence (VSOE) of the fair values of all the undelivered elements that are not accounted for by means of long-term contract accounting, and (2) all revenue recognition criteria of SOP 97-2 (other than the requirement for VSOE of the fair value of each delivered element) are satisfied. The provisions of SOP 98-9 that extend the deferral of certain paragraphs of SOP 97-2 became effective December 15, 1998. These paragraphs of SOP 97-2 and SOP 98-9 will be effective for transactions that are entered into in fiscal years beginning after March 15, 1999. Retroactive application is prohibited. The Company is currently evaluating the impact of the requirements of SOP 98-9 and the effects, if any, on its current revenue recognition policies and does not expect any material impact from its application.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." SAB 101 provides guidance for revenue recognition under certain circumstances. The Company is currently evaluating the impact of SAB 101 on its financial statements and related disclosures. The accounting and disclosures prescribed by SAB 101 will be effective for the fiscal year ended December 31, 2000.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, or SFAS 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS 133 requires that all derivatives be recognized at fair value in the statement of financial position, and that the corresponding gains and losses be reported either in the statement of operations or as a component of comprehensive income, depending on the type of hedging relationship that exits. SFAS 133 will be effective for fiscal quarters beginning after June 15, 2000. The Company is currently evaluating the impact of the requirements of SFAS 133 and the effects if any on its financial statements and does not expect any material impact from its application. The Company does not currently hold derivative instruments or engage in hedging activities.

(2)  Related Party Receivable

     As a results of the acquisition by the Company of the intellectual and software property related to the cytogenic imaging instrumentation business of Vysis Inc., the Company had Vysis maintain the billings for certain customers for a period of time subsequent to the transaction. These receivables represent sales made by the Company.

(3)  Inventories

     A summary of inventories follows (in thousands):

                                                     December 31,
                                             ---------------------------
                                                 1999           1998
                                             ------------   ------------
          Raw materials...................   $      1,300   $        999
          Work in process.................             13             96
          Finished goods..................             56             74
                                             ------------   ------------
                                             $      1,369   $      1,169
                                             ============   ============

                    APPLIED IMAGING CORP. AND SUBSIDIARIES

(4)  Property and Equipment

     A summary of property and equipment follows (in thousands):

                                                      December 31,
                                                ------------------------
                                                   1999          1998
                                                ----------    ----------
          Equipment........................     $   2,708     $   2,726
          Demonstration equipment..........         1,323         1,173
          Furnitures and fixtures..........           621           626
                                                ----------    ----------
                                                    4,652         4,525
          Less accumulated depreciation             3,638         2,956
                                                ----------    ----------
                                                $   1,014     $   1,569
                                                ==========    ==========

     In 1998, the Company reduced the carrying amount of property and equipment and the related accumulated depreciation by $569,000 related to fully depreciated property and equipment that is no longer in use. As of December 31, 1999 and 1998, $85,000 and $117,000, respectively, of equipment is under capital lease with an accumulated amortization $70,000 and $43,000, respectively. Depreciation expense was $968,000, $192,000 and $590,000 for 1999, 1998 and 1997
respectively.

(5)  Accrued Expenses

          A summary of accrued expenses follows (in thousands):

                                                                            December 31,
                                                                      ----------------------
                                                                        1999         1998
                                                                      ---------    ---------
               Compensation and related costs.....................    $     766    $     523
               Warranty related costs.............................          347          197
               Royalties..........................................          306          367
               Restructuring costs................................          261          226
               Product discontinuance costs.......................          240          -
               Audit, tax, legal and external reporting costs.....          234          279
               Consulting related expenses........................          192           35
               Other..............................................          820          892
                                                                      ---------    ---------
                                                                      $   3,166    $   2,519
                                                                      =========    =========

(6)  Debt Obligations

     Applied Imaging International, Limited has a (Pounds)750,000 gross and (Pounds)500,000 net unsecured revolving line of credit with an international bank which is guaranteed by the Company. Under the line of credit the Company also has the ability to borrow additional amounts based on cash deposits held by the bank up to a maximum additional amount of (Pounds)250,000. The line of credit is available until March 31, 2000 and, while the Company expects an extension, any outstanding balance is due on demand after that date if no extension is granted. The line of credit bears interest at 3% above the bank's base rate, for borrowings up to (Pounds)500,000 and 6% for borrowings over (Pounds)500,000. The base rate was 5.5% as of December 31, 1999. As of December 31, 1999 amounts outstanding under this facility amounted to $1,042,000. The weighted average interest rate on short-term borrowings by the Company as of December 31, 1999 was 8.49%.

                    APPLIED IMAGING CORP. AND SUBSIDIARIES

     On September 9, 1999, the Company entered into a $2.0 million loan and Security Agreement with Silicon Valley Bank. The term of the loan is three years and calls for monthly principal payments of $55,556 plus interest. The loan bears interest at prime plus 1.25% (9.75% at December 31, 1999) and carries certain covenants pertaining to minimum liquidity, minimum and maximum total liabilities and tangible net worth ratio and maximum loss. At December 31, 1999, the Company is in compliance with all these covenants. In conjunction with the loan, the Company paid a facility fee of $10,000.

     As part of the payment terms to Vysis Inc., for the acquisition by the Company of the intellectual and software property related to the former's cytogenetic imaging instrumentation business, the Company agreed to a note obligation of $750,000 payable in two installments each at 7% interest rate: the first for $500,000 payable one year from the anniversary date of the acquisition agreement and is included in current liabilities as a current portion of note payable, related party and the second for $250,000 payable eighteen months from the anniversary date and is included in long term liabilities as long term portion of note payable, related party.

     Below is the future maturities of the Company's debt obligations (in thousands):

                                                      Maturities
                                           --------------------------------
                                             2000        2001        2002
                                           --------    --------    --------
          International bank in UK.....    $  1,042    $    -      $    -
          Silicon Valley Bank..........         667         667         500
          Vysis Inc....................         500         250         -
                                           --------    --------    --------
                                           $  2,209    $    917    $    500
                                           ========    ========    ========

(7)  Acquisition of Assets

     On July On July 16, 1999, (the "anniversary date") the Company acquired the intellectual and software property related to the cytogenetic imaging instrumentation business of Vysis Inc. The acquisition was accounted for as a purchase. The consideration paid was $2,350,000 consisting of a cash payment of $1.0 million, $500,000 in cash to be paid one year from the anniversary date, $250,000 in cash to be paid eighteen months from the anniversary date and 497,368 shares of the Company's common stock issued at $1.206 per share. The installment payments bear interest at the annual rate of seven percent. The interest is due and payable at the time the installment is due. In addition, the Company has recorded a liability of approximately $100,000 for the estimated costs associated with certain warranties and service contracts that the Company has taken responsibility for. In addition, the Company incurred approximately $32,000 in legal expenses directly related to this acquisition. The Company has recorded goodwill of $2,482,000 and will amortize such goodwill over ten years.

(8)  Stockholders' Equity

     Common Stock

     The Company is authorized to issue 20,000,000 shares of common stock. As of December 31, 1999, there were warrants outstanding to purchase 173,010 shares of common stock at $5.78 per share and 140,000 shares at $4.25 per share. These warrants both expire in 2000.

     As of December 31, 1999, 950,000 shares of common stock were reserved for issuance under the Company's 1998 Stock Plan which is the maximum aggregate number of shares which may be optioned and sold under the Plan. Under the 1998 Stock Plan, stock options may be granted to Board members, officers, key employees, and consultants at the fair market value of the common stock at the date of the grant, as determined by the Board. Options are exercisable over 10 years from the date of grant, and typically vest ratably over 4 years. In October 1998, the Company's 1988

                    APPLIED IMAGING CORP. AND SUBSIDIARIES

Amended and Restated Incentive Stock Option Plan expired. In 1994, the Company enacted a Directors Option Plan designed to encourage participation on the Company's Board. Under this plan, 5,000 shares per year are automatically granted to non-employee directors. The terms of the plan allow the granting of stock options upon initial election to the Board and for each subsequent term on the Board. As of December 31, 1999 there were 25,000 shares reserved for issuance under this plan and a total of 95,000 options have been granted.

     On June 19, 1996, the Board adopted, effective upon the closing of the IPO, the Company's Employee Stock Purchase Plan (the Plan) which has a term of 10 years whereby eligible employees may purchase common stock through payroll deductions of up to 10% of compensation, at a per share price of 85% of the fair market value of the Company's common stock on the enrollment date or the exercise date six months later, whichever is lower. As of December 31, 1999 there were 144,395 shares reserved for issuance under the Plan.

Accounting for Stock-Based Compensation

     As of December 31, 1999, there were 61,500 options available for grant under the 1998 Stock Plan. In 1996, the Company recorded a deferred charge of $1,473,000, representing the difference between the exercise price and the deemed fair value of the Company's common stock for 246,750 shares subject to common stock options granted in the 12-month period preceding the IPO. The deferred stock compensation is being amortized to compensation expense over the period during which the options become exercisable, generally four years.

     The Company has adopted the pro forma disclosure provisions of SFAS No. 123 for the 1998 Stock Plan and Employee Stock Purchase Plan. Had compensation cost for the Company's stock-based compensation plans been determined in a manner consistent with the fair value approach described in SFAS No. 123 'Accounting for Stock-Based Compensation', the Company's net loss and pro forma net loss per share as reported would have been increased to the pro forma amounts indicated below (in thousands, except per share data):

                                                                          December 31,
                                                            ----------------------------------------
                                                                1999          1998          1997
                                                            -----------   -----------    -----------
          Net loss:
               As reported:...........................      $   (6,009)   $   (8,472)    $   (7,512)
               Pro forma..............................          (6,886)   $   (9,206)    $   (8,218)
          Net loss per share:
               As reported:
                       Basic and diluted .............           (0.50)   $    (0.86)    $    (1.03)
               Pro forma
                       Basic and diluted..............           (0.58)   $    (0.93)    $    (1.12)

     On February 2, 1998, the Company's board of directors approved an amendment to reprice options outstanding under the Company's 1988 Stock Option Plan with exercise prices over $3.00 per share. On February 2, 1998, holders of such options were offered the choice of retaining their existing options without amendment or accepting the amendment of their stock options. The exercise price of the amended options is $2.44 per share, which equals the fair market value of the Company's common stock on February 2, 1998. Vesting of the amended options occurs over four years and begins on February 2, 1998. Holders of the options had until March 30, 1998 to make an irrevocable decision to either retain their existing options without amendment or accept the amendment to their options. The

                    APPLIED IMAGING CORP. AND SUBSIDIARIES
amendment of the options is treated for accounting purposes as if the Company cancelled the existing options and issued new options with the lower exercise price and new vesting schedule. The compensation expense measured for the difference between the fair value of the Company's common stock on the date employees elected to accept new repriced options and the exercise price of the repriced options ($2.44 per share) was not significant.

     The fair value of each option is estimated on the date of grant using the fair value method with the following weighted-average assumptions: volatility of 60%, no dividends, an expected life of three years, and risk-free interest rates of 6%, 4.66 %, and 6.16% for the years ended December 31, 1999, 1998 and 1997 respectively. All of the above assumptions were used for the Employee Stock Purchase Plan except the expected life is six months. A summary of the status of the Company's stock option activity for the years ended December 31, 1999, 1998 and 1997, is as follows:

                                                                                       Weighted-        Weighted-
                                                                                        average       average fair
                                                                        Shares       exercise price       value
                                                                      ------------   --------------   ------------
     Outstanding at December 31, 1996..............................        481,250   $         2.48
     Granted--Exercise price equals market value...................        443,750             5.67   $       2.93
     Granted--Exercise price greater than market value.............        269,400             3.87           1.88
     Granted--Exercise price less than market value................         60,250             4.05           2.15
     Cancelled.....................................................        (21,375)            3.90
     Exercised.....................................................        (34,003)            2.15
                                                                      ------------

     Outstanding at December 31, 1997..............................      1,199,272   $         4.04
     Granted--Exercise price equals market value...................        714,750             2.43   $       1.05
     Granted--Exercise price greater than market value.............        520,250             1.91           0.83
     Granted--Exercise price less than market value................         16,000             3.19           1.44
     Cancelled.....................................................       (654,016)            5.30
     Exercised.....................................................         (8,851)            1.82
                                                                      ------------

     Outstanding at December 31, 1998..............................      1,787,405   $         2.32
     Granted--Exercise price equals market value...................        377,500             0.99   $       0.48
     Cancelled.....................................................       (170,837)            2.34
     Exercised.....................................................         (5,500)            1.80
                                                                      ------------
     Outstanding at December 31, 1999..............................      1,988,568

Approximately 604 shares that were exercised in 1998 were issued in 1999.

                    APPLIED IMAGING CORP. AND SUBSIDIARIES

The following table summarizes information about stock options outstanding as of December 31, 1999

                                                Options Outstanding                Options Exercisable
                                ------------------------------------------------   ----------------------
                                                   Weighted                                      Weighted
                                                   average           Weighted                    average
                                  Number           remaining         average                     exercise
Range of exercise prices        outstanding     contractual life  exercise price   Number          price
------------------------        -----------     ----------------  --------------   -------       --------
From $0.72 to $1.19                 247,500         9.69 years            $ 1.07    19,737         $ 0.97
From $1.25 to $1.44                 130,000         9.65 years              1.35       -               -
From $1.80 to $1.88                 817,000         7.72 years              1.85   489,750           1.84
From $2.06 to $2.38                  25,541         8.23 years              1.90     9,436           2.25
From $2.44 to $3.00                 684,819         7.86 years              2.55   337,763           2.56
From $3.13 to $5.00                  38,708         8.08 years              3.58    19,515           3.58
From $5.13 to $6.30                  45,000         6.94 years              6.17    42,500           6.23
                                -----------                                        -------
                                  1,988,568                                        918,701
                                ===========                                        =======

(9)  Income Taxes

     The Company has not recorded an income tax benefit in 1999, 1998, and 1997 due to the recording of a valuation allowance as an offset to net deferred tax assets. A valuation allowance is provided due to uncertainties surrounding the realization of deferred tax assets due to the history of operating losses incurred by the Company. The tax effects of temporary differences that give rise to significant portions of deferred tax assets are presented below.

     Deferred tax assets (liabilities) consist of the following (in thousands):

                                                   1999               1998                1997
                                                -----------        -----------        -----------
     Bad debt reserve                           $       51         $       31         $       43
     Inventory reserve                                 182                162                146
     Depreciation & amortization                       115                100                -
     Deferred compensation                            (227)               122                122
     Accrued expenses                                  241                237                415
     Net operating loss carryforwards               10,467              8,740              6,109
     Business credit carryforwards                   1,301              1,186                540
                                                -----------        -----------        -----------

     Total Gross Deferred Assets                    12,130             10,578              7,375
     Less: Valuation Allowance                     (12,130)           (10,578)            (7,368)
                                                -----------        -----------        -----------
     Net Deferred Tax Assets                    $        -         $        -         $        7
                                                ===========        ===========        ===========

     As of December 31, 1999, the Company had net operating loss carryforwards for U.S. federal, U.K., and California state tax return purposes of approximately $26,645,000, $8,342,000 and $2,803,000 respectively. The federal and California net operating loss carryforwards expire in the years between 2005 and 2019 and between 1999 and 2005, respectively.

(10) Commitments

     The Company has various noncancelable operating leases for equipment, vehicles, and facilities expiring through 2008. The facility leases generally contain renewal options for periods ranging from two to five years and require the Company to pay all executory costs such as maintenance, property taxes, and insurance. Rent expense under operating

                    APPLIED IMAGING CORP. AND SUBSIDIARIES
leases aggregated $455,183, $481,000 and $351,000 during 1999, 1998 and 1997, respectively. The Company's primary lease commitments are for its facilities in the United Kingdom, which aggregate approximately (Pounds)119,000 per year through 2003, with a five-year renewal option held by the Company, and for its facilities in the United States, which aggregate approximately $303,000 for 2000. The lease on US facilities expires in November 2000 and converts to a month-to-month lease thereafter. The Company intends to negotiate an extension of the present lease on the US facilities.

     The Company has a capital lease commitment of $85,000, including interest of $9,000 at 10%, which calls for annual payments of $34,000 through the year 2001 and a payment of $15,000 in 2002.

     In March 1998, the Company entered into a non-exclusive world-wide agreement with Amersham Pharmacia Biotech Inc. for the right to use certain technologies in conjunction with its DNA probe technology. The agreement requires minimum annual royalty payments of $10,000. The agreement will remain in full force and effect until the expiration of all patents or eight years, whichever is later.

(11) Employee Benefit Plans

     In January 1994, the Company implemented a retirement savings and investment plan that is intended to qualify under Section 401(k) of the Internal Revenue Code (the 401(k) Plan) covering all of the Company's United States-based employees. An employee may elect to defer, in the form of contributions to the 401(k) Plan on his or her behalf, up to 15% of the total compensation that would otherwise be paid to the employee, not to exceed the amount allowed by applicable Internal Revenue Service guidelines. The Company matches 100% of the amounts deferred by the employee participants up to 3% of such employee's total compensation and such matching amounts vest over a three-year period from the initial participation date. The Company contributed $72,000, $90,000 and $85,000 in 1999, 1998 and 1997, respectively.

     The Company's United Kingdom-based employees are covered by retirement savings plans (the International Retirement Plans). Under such plans, an employee may elect to make contributions of 3.5% of such employee's earnings. Amounts contributed by the Company range from 5.5% to 10.5% of such employee's earnings. During 1999, 1998 and 1997, respectively, the Company made contributions to the Internal Retirement Plans totaling $63,000, $66,000, $60,000, respectively.

(12) Other Income, Net

     The components of other income, net are as follows (in thousands of dollars):

                                                                                    December 31,
                                                                      ------------------------------------
                                                                          1999         1998         1997
                                                                      ----------   ----------    ---------
          Interest income..........................................   $      472   $      579    $     595
          Interest expense.........................................         (128)         (92)         (49)
          Gain (loss) on foreign exchange..........................         (154)          58         (163)
          Provision for income taxes...............................          (31)           -            -
          Miscellaneous income (expense)...........................           (1)          (4)          15
                                                                      ----------   ----------    ---------
                                                                      $      158   $      541    $     398
                                                                      ==========   ==========    =========

                    APPLIED IMAGING CORP. AND SUBSIDIARIES

(13) Segment and Foreign Operations

     The Company has adopted the provision of SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information. SFAS No 131 establishes standards for the reporting by public business enterprises of information about operating segments, products and services, geographic areas, and major customers. The method for determining what information to report is based on the way management organizes the operating segments within the Company for making operating decision and assessing financial performance. The following table represents revenues by geographic area (in thousands):

                                   United States     United Kingdom    Israel     Consolidated
                                   -------------     --------------    ------     ------------
          Revenues
              1999..............   $     5,701       $     8,429            -     $    14,130
              1998..............         4,304             7,380            -          11,684
              1997..............         5,328             7,806            -          13,134
          Identifiable Assets
              1999..............   $    10,736       $     8,978       $    30    $    19,744
              1998..............        11,779             6,981            48         18,808

  The Company's chief operating decision maker is considered to be the Company's Chief Executive Officer ('CEO"). The CEO reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. The consolidated financial information is identical to the information presented in the accompanying consolidated statements of operations. The Company has one segment.

No single customer accounted for greater than 10% of revenues in any period reported.

(14) Restructuring

     To focus the Company on the execution of its sales and marketing strategy and to transition from working in fetal cell research to work in cancer metastasis, and to reduce operating costs, the Company eliminated 15 positions in 1999 at both its United States and United Kingdom facilities. The Company recorded a net restructuring charge for the year of $818,000. The charge is largely related to the severance costs of the terminated employees and certain costs associated with discontinued products. As of December 31, 1999, $255,000 has been paid against the liability related to the termination benefits for the terminated employees, and the balance is expected to be paid sometime in 2000.

     In 1998, to reduce operating costs the Company recorded a restructuring charge of $353,000 related to the elimination of thirteen positions at the Company's facilities in the United States and United Kingdom. Substantially all of the restructuring charge in 1998 were paid by the end of that year.

                    APPLIED IMAGING CORP. AND SUBSIDIARIES

The following table summarizes the amounts that were charged and where they are reflected in the accompanying statement of operations (in thousands):

                  Description                          Year Ended December 31,      Classification on Statement of Operations
     ----------------------------------------          -----------------------      ---------------------------------------------
                                                          1999         1998
                                                       ----------   ----------

     Employee separation costs..................       $      516   $      353      All restructuring charges have been reflected
                                                                                    in the Statement of Operations as a separate
     Costs associated with product close-down...              302          -        line item under operating expenses.
                                                       ----------   ----------
     Total......................................       $      818   $      353
                                                       ==========   ==========

The following table summarizes the Company's restructuring reserve balances through December 31, 1999 (in thousands):

                                                           Restructuring
                                                               Costs
                                                           -------------
          Restructuring charge taken in 1998               $         353
          Cash charges                                              (353)
                                                           -------------
          Restructuring reserve balances at
          December 31, 1998                                          -
          Restructuring charge                                       818
          Cash charges                                              (255)
          Non cash charges                                          (302)
                                                           -------------
          Restructuring reserve balances at
          December 31, 1999                                $         261
                                                           =============

                    APPLIED IMAGING CORP. AND SUBSIDIARIES

(15) Private Placement Transactions

     On November 3, 1999, the Company consummated a private sale of one million shares of its Common Stock to certain accredited investors at a purchase price of $2.00 per share. The investors also entered into a distribution agreement for the Company's products. The price exceeded the closing price of the Company's Common Stock as reported on the Nasdaq National Market System. As part of the private placement, the Company recognized deferred revenue of $720,000 to be amortized over 50 months. The total recognized to date is $29,000.

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


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                   PART III

     Certain information required by Part III is omitted from this Report on Form 10-K in that the Registrant will file a definitive proxy statement within 120 days after the end of its fiscal year pursuant to Regulation 14A with respect to the 2000 Annual Meeting of Stockholders (the "Proxy Statement") and certain information included therein is incorporated herein by reference.

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Certain of the information required by this item relating to directors is incorporated by reference to the information under the caption "Proposal No. 1-- Election of Directors" in the Proxy Statement.

     The executive officers of the Registrant, who are elected by the board of directors, are as follows:

Name                             Age   Position
----                             ---   --------

Jack Goldstein, Ph.D..........    52   Chief Executive Officer and Chairman
Carl Hull.....................    41   President and Chief Operating Officer

     Jack Goldstein, Ph.D. joined the Company as Chief Executive Officer and President in April 1997. Dr. Goldstein has 26 years of management experience at leading healthcare companies. From 1986 to 1997, Dr. Goldstein worked for Johnson & Johnson in various executive management positions including President of Ortho Diagnostic Systems and Executive Vice President of Professional Diagnostics at Johnson & Johnson World Headquarters. Prior to his tenure at Johnson & Johnson, Dr. Goldstein served in management positions at Baxter Healthcare Corporation and American Home Products Corporation. Dr. Goldstein holds a B.A. degree in Biology from Rider University, an M.S. in Immunology and a Ph.D. in Microbiology from St. John's University.

     Carl Hull joined the Company as Vice President of Worldwide Marketing in August 1997. In January 1999 he also became Vice President of Sales. In September 1999, Mr. Hull was appointed President and Chief Operating Officer. Prior to joining the Company, Mr. Hull served as Vice President of Marketing and Business Development for Ventana Medical Systems. From 1982 to 1996, he served in various marketing and sales management positions at Abbott Laboratories, including Vice President and General Manager of Abbott Laboratories, Puerto Rico. He also served as Marketing Manager Far-East, Marketing manager for Hematology Products, District Sales Manager as well as Product Manager for several diagnostic product lines. Mr. Hull received his MBA from University of Chicago and a B.A. in Political Science and International Relations at Johns Hopkins University.

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

          The following Financial Statements of Applied Imaging Corp. and Report of PricewaterhouseCoopers, LLP, have been provided as Item 8, above:

          Report of PricewaterhouseCoopers, LLP

          Consolidated Balance Sheet, 1999

          Consolidated Statement of Operations, Year Ended December 31, 1999

          Consolidated Statement of Stockholders' Equity, Year Ended December 31, 1999

          Consolidated Statement of Cash Flows, Year Ended December 31, 1999

          Notes to Consolidated Financial Statements

          The following Financial Statements of Applied Imaging Corp. and Report of KPMG LLP, have been provided as Item 8, above:

          Report of KPMG LLP

          Consolidated Balance Sheets, 1998 and 1997

          Consolidated Statements of Operations, Years Ended December 31, 1998 and 1997

          Consolidated Statements of Stockholders' Equity, Years Ended December 31, 1998 and 1997

          Consolidated Statements of Cash Flows, Years Ended December 31, 1998 and 1997

          Notes to Consolidated Financial Statements

     2.   Financial Statement Schedules

          The financial statement schedule entitled "Valuation and Qualifying Accounts" is included at page 48 of this Form 10-K.

          All other schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or the notes thereto.

     3.   Exhibits

          Refer to (c) below.

(b)  Reports on Form 8-K

     The Company was not required to and did not file any reports on Form 8-K during the three months ended December 31, 1999.

10   Exhibits

Exhibit No.                                  Description
-----------                                  -----------
 3.1(1)        Restated Certificate of Incorporation of the Registrant.
 3.2(2)        Bylaws of the Registrant as amended.
 4.1(1)        Specimen Common Stock Certificate.
 4.3(3)        Preferred Shares Rights Agreement dated as of May 29, 1998, between the Registrant and Norwest Bank Minnesota, N.A. including the form of Rights Certificate, the Certificate of Designation and the summary of Rights attached thereto as Exhibits A, B, and
               C, respectively.
10.1(1)        Form of Indemnification Agreement for directors and officers.
10.2(b)(4)     1998 Incentive Stock Option Plan and form of Stock Option
               Agreement thereunder.
10.4(1)        Employee Stock Purchase Plan.
10.5(1)        Amended and Restated Registration Rights Agreements.
10.6(1)        License Agreement dated December 1, 1993 between the Registrant and Chronomed, Inc.
10.7(1)        Assignment dated December 1, 1993 by and between the Registrant and Alex Saunders, M.D.
10.8(a)(1)     Lease dated February 15, 1994 for the Registrant's headquarters in Santa Clara, CA.
10.8(b)(2)     Lease renewal dated December 8, 1998 for the Registrants
               headquarters in Santa Clara, CA.
10.9(2)        Lease dated July 1998 between Bio Science Center and Applied
               Imaging International Ltd.
10.12(1)       Know-How License Agreement dated November 1989 between Medical
               Research Council and Shandon Scientific Limited (assigned to the
               Registrant in November 1989), as amended, July 5, 1994.

Exhibit No.                                  Description
-----------                                  -----------
10.13(1)       Cooperative Research and Development Agreement, dated June 10,
               1995 between Registrant and the National Institute of Health.
10.14(1)       Supply & Distribution Agreement dated March 3, 1994 between
               Cytocell Ltd. and Registrant.
10.15(1)       Research Purchase Agreement dated March 26, 1996 between
               Pharmacia Biotech AB and Registrant.
10.16(1)       Development Agreement dated February 5, 1996 between EM
               Industries and Registrant.
10.17(1)       Security and Loan Agreement dated September 5, 1995 between
               Registrant and Imperial Bank.
10.18(1)       Extension to Security and Loan Agreement dated September 16, 1996 between Registrant and Imperial Bank.
10.19(2)       License Agreement dated October 24, 1997 between Cambridge
               University and the Registrant.
10.20(2)       Employment Letter Agreement dated July 21, 1997 between the
               Company and Carl Hull.
10.21(2)       Employment Letter Agreement dated April 2, 1997 between the
               Company and Jack Goldstein, Ph.D. and amendment dated April 4,
               1997.
10.23(7)       Stock and Warrant Purchase Agreement dated May 22, 1997 between the registrant and certain investors
10.24(8)       Form of Stock Purchase Agreement between the Registrant and certain investors used in connection with sales of Common Stock on July 7 and July 15, 1998.
10.25(9)       Asset Purchase, License and Distribution Agreement between the
               Company and Vysis, Inc. dated July 16, 1999
21.1(1)        List of Subsidiaries of the Registrant.
24.1           Power of Attorney (included at page 46 below).
24.2           Michael Braden left the Company on February 23, 2000.
27.1           Financial Data Schedule.

_____________
(1) Filed as an Exhibit to the Company's Registration Statement on Form S-1 (File No. 333-06703) and incorporated herein by reference.

(2) Filed as an exhibit to the Company's Form 10-K for the year ending December 31, 1998 and 1997 and incorporated herein by reference.

(3) Filed as exhibit 3 to the Registrant's Report on Form 8-A with the Commission on June 5, 1998 and incorporated herein by reference.

(4) Filed as exhibit 4.1 to the Registrant's Report on Form S-8 filed with the Commission on June 26,1998 and incorporated herein by reference.

(5) Filed as exhibit 10.1 to the Registrant's Report on form 8-K filed with the Commission on June 4, 1997 and incorporated herein by reference.

(6) Filed as exhibit 10.1 to the Registrant's Report on form 8-K filed with the Commission on June 16, 1998 and incorporated herein by reference.

(7) Files as exhibit 10.1 to the Registrant's Report on Form 8-K filed with the Commission on July 28, 1998 and incorporated herein by reference.

(8) Filed as exhibit 2.1 to the Registrant's Report on Form 8-K filed with the Commission on July 30, 1999 and incorporated herein by reference.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Applied Imaging Corp.



                                        By: /s/ Jack Goldstein
                                           -------------------------------
                                                    Jack Goldstein
                                                Chief Executive Officer

Date:  March 29, 2000

                               POWER OF ATTORNEY

     KNOW ALL MEN AND WOMEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jack Goldstein and Carl Hull his or her attorney-in-fact, with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue thereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

         Signatures                       Title                   Date
         ----------                       -----                   ----

     /s/ Jack Goldstein
-----------------------------  Chief Executive Officer and   March 29, 2000
        (Jack Goldstein)         Director (Principal
                                 Executive Officer)

    /s/ Michael J. Braden
-----------------------------   Corporate Controller          March 29, 2000
       (Michael J. Braden)       (Principal
                                 Accounting Officer)

  /s/ John F. Blakemore, Jr.
-----------------------------
    (John F. Blakemore, Jr.)   Director                      March 29, 2000


   /s/ Gilbert J.R. McCabe
-----------------------------  Director                      March 29, 2000
     (Gilbert J.R. McCabe)

   /s/ Thomas C. McConnell
-----------------------------
     (Thomas C. McConnell)     Director                      March 29, 2000

   /s/ Andre F. Marion
-----------------------------
       (Andre F. Marion)       Director                      March 29, 2000

   /s/ Robert C. Miller
-----------------------------
       (Robert C. Miller)      Director                      March 29, 2000

      /s/ G. Kirk Raab
-----------------------------
         (G. Kirk Raab)        Director                      March 29, 2000

    /s/ Pablo Valenzuela
-----------------------------
    Pablo Valenzuela           Director                      March 29, 2000

                             APPLIED IMAGING CORP.

--------------------------------------------------------------------------------

                 SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)

                                              Balance of    Charged to     Deductions/    Balance at
                                             Beginning of   Costs and      Recoveries       End of
          Allowance for doubtful accounts        Year       Expenses       Other             Year
          Year ended December 31, 1999       $        162   $       89     $       -      $      251
                                             =======================================================
          Year ended December 31, 1998       $        191   $      -       $       (29)   $      162
                                             =======================================================
          Year ended December 31, 1997       $        228   $       10     $       (47)   $      191
                                             =======================================================