Form 10-Q
period 2000-03-31
APPLIED IMAGING CORP
filed 2000-05-11
CIK 816066

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington,  D.C.  20549

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange
    Act of 1934 For the Quarterly Period ended March 31, 2000

                                       OR

[ ] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934 for the Transition Period From ______________ To _______________.


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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing
requirements for the 90 days.   Yes [X]    No [ ]


As of April 27, 2000, 13,370,195 shares of the Registrant's Common Stock were outstanding.

                             APPLIED IMAGING CORP.

                                     INDEX


                                                                                     Page
                                                                                     ----

                         PART I.  FINANCIAL INFORMATION
                         ------------------------------

Item 1.  Financial Statements (Unaudited)

           Condensed Consolidated Balance Sheets
           March 31, 2000 and December 31, 1999......................................    3

           Condensed Consolidated Statements of Operations and Comprehensive Loss
           Three months ended March 31, 2000 and 1999................................    4

           Condensed Consolidated Statements of Cash Flows
           Three months ended March 31, 2000 and 1999................................    5

           Notes to Condensed Consolidated Financial Statements......................  6-7

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations............................... 8-10

Item 3.  Quantitative and Qualitative Disclosures about
         Market Risk Derivatives and Financial Instruments...........................   11

                          PART II.  OTHER INFORMATION
                          ---------------------------

Item 6.  Exhibits and Reports on Form 8-K............................................   12

         Signatures..................................................................   13

PART I - FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements

                    APPLIED IMAGING CORP. AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets
                               (in thousands)

                                                       March 31,    December 31,
                                                         2000           1999
                                                      ---------     ------------
                                                     (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                         $   3,036        $   2,832
   Short term investments                                3,976            5,574
   Trade accounts receivable, net                        5,844            6,187
   Related party receivables                               --               143
   Inventories                                           1,363            1,369
   Prepaid expenses and other assets                       455              187
                                                     ---------        ---------
         Total current assets                           14,674           16,292
Property and equipment, net                              1,022            1,014
Intangibles                                              2,296            2,358
Other assets, net                                           70               80
                                                     ---------        ---------
        Total assets                                 $  18,062        $  19,744
                                                     =========        =========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current portion of bank debt                      $   1,168        $   1,743
   Current portion of related party notes payable          500              500
   Current portion of capital lease obligation              34               -
   Accounts payable                                      1,949            2,226
   Accrued expenses                                      2,810            3,166
   Deferred revenue                                      1,783            1,525
                                                     ---------        ---------
        Total current liabilities                        8,244            9,160

Bank debt, less current portion                          1,000            1,167
Related party notes payable, less current portion          250              250
Deferred revenue                                           474              518
Capital lease obligations, less current portion             31               37
                                                     ---------        ---------
         Total liabilities                               9,999           11,132
                                                     ---------        ---------
Stockholders' equity:

   Common stock                                             13               13
   Additional paid-in capital                           43,730           43,034
   Deferred compensation                                   --               (43)
   Accumulated other comprehensive income                 (384)            (379)
   Accumulated deficit                                 (35,296)         (34,013)
                                                     ---------        ---------
         Total stockholders' equity                      8,063            8,612
                                                     ---------        ---------
         Total liabilities and stockholders' equity    $18,062          $19,744
                                                     =========        =========

   The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                   APPLIED IMAGING CORP. AND SUBSIDIARIES
   Condensed Consolidated Statements of Operations and Comprehensive Loss
                    (in thousands, except per share data)
                                 (Unaudited)

                                                        Three months ended
                                                             March 31,
                                                      ---------------------
                                                       2000           1999
                                                      -------       -------
Revenues                                              $ 3,681       $ 2,665
Cost of revenues                                        1,774         1,314
                                                      -------       -------
    Gross profit                                        1,907         1,351
                                                      -------       -------
Operating expenses:
    Research and development                              880         1,131
    Sales and marketing                                 1,470         1,061
    General and administrative                            679           720
    Amortization of intangibles                            63           --
    Restructuring costs                                   --            224
                                                      -------       -------
          Total operating expenses                      3,092         3,136
                                                      -------       -------
          Operating loss                               (1,185)       (1,785)

Other income/(expense), net                               (97)          (21)
                                                      -------       -------
          Net loss                                    $(1,282)      $(1,806)

Other comprehensive loss, net of tax
    Change in unrealized loss on short
      term investments                                     (3)           --
    Other unrealized gain (loss)                           (2)           --
                                                      -------       -------
    Comprehensive loss                                $ 1,287       $ 1,806
                                                      =======       =======
Net loss per share - basic and diluted                $ (0.10)      $ (0.16)
                                                      =======       =======
Weighted average shares outstanding                    13,189        11,530
                                                      =======       =======

   The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                    APPLIED IMAGING CORP. AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flows
                                (In thousands)
                                  (Unaudited)

                                                             Three months ended March 31,
                                                         ------------------------------------
                                                              2000                   1999
                                                         ------------            ------------
Cash flows from operating activities:
Net loss                                                    $ (1,282)               $ (1,806)
Adjustments to reconcile net loss to net cash
     used in operating activities:
     Depreciation and Amortization                               229                     230
     Amortization related to employee deferred
          stock compensation                                      43                      95
     Loss on sale of fixed and other assets                      -                        68
     Changes in operating assets and liabilities:
          Trade accounts and related party receivable            486                    (159)
          Inventories                                              6                      80
          Prepaid expenses and other assets                     (268)                    126
          Accounts payable                                      (277)                   (309)
          Accrued expenses                                      (356)                    (70)
          Deferred revenue                                       213                     (21)
                                                            --------                --------
          Net cash used in operating activities:              (1,206)                 (1,766)
                                                            --------                --------

Cash flows from investing activities:
     Proceeds from sale and maturities of investments          1,593                     500
     Purchases of equipment                                     (175)                   (179)
     Other assets                                                 10                       8
                                                            --------                --------
          Net cash provided by investing activities:           1,428                     329
                                                            --------                --------

Cash flows from financing activities:
     Net proceeds from issuance of common stock                  696                     -
     Bank and other loan proceeds/(payments)-net                (714)                   (168)
                                                            --------                --------
          Net cash used by financing activities:                 (18)                   (168)
                                                            --------                --------
Net increase (decrease) in cash and cash equivalents             204                  (1,605)

Cash and cash equivalents at beginning of period               2,832                   5,480
                                                            --------                --------
Cash and cash equivalents at end of period                  $  3,036                $  3,875
                                                            ========                ========
Supplemental disclosure of cash flow information:
          Interest paid during the period                   $     73                $     22
                                                            ========                ========

   The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                     APPLIED IMAGING CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE I - Basis of Presentation
------------------------------

     The accompanying condensed consolidated financial statements include the accounts of Applied Imaging Corp. and subsidiaries (the "Company") for the three months ended March 31, 2000 and 1999. These financial statements are unaudited and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the Company's financial position, operating results and cash flows for those interim periods presented. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of results to be expected for the fiscal year ending December 31, 2000. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, for the year ended December 31, 1999, contained in the Company's 1999 annual report on Form 10K.

NOTE 2 - Inventories (in thousands)
-----------------------------------

     Balance as of                         March 31, 2000     December 31, 1999
                                           --------------     -----------------
     Raw materials                         $       1,288       $        1,300
     Work in process                                  75                   13
     Finished goods                                   -                    56
                                           -------------       --------------
     Total                                 $       1,363       $        1,369
                                           =============       ==============

NOTE  3 - Loss per share
------------------------

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

     There were no reconciling items of the numerators and denominators of the basic and diluted EPS computation. Securities excluded from the computation of EPS because their effect on EPS was antidilutive, but could dilute basic EPS in future periods are as follows:

     Balance as of                         March 31, 2000     March 31, 1999
                                           --------------     --------------
     Options                                    1,667,531          1,740,124
     Warrants                                     313,010            577,909
                                           --------------      -------------
     Total                                      1,980,541          2,318,033
                                           ==============      =============

NOTE 4 - Recent Accounting Pronouncements
-----------------------------------------

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

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, or SFAS 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS 133 requires that all derivatives be recognized at fair value in the statement of financial position, and that the corresponding gains and losses be reported either in the statement of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists. SFAS 133 will be effective for fiscal quarters beginning after June 15, 2000. The Company is currently evaluating the impact of the requirements of SFAS 133 and the effects if any on its financial statements and does not expect any material impact from its application. The Company does not currently hold derivative instruments or engage in hedging activities.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with the attached condensed consolidated financial statements and notes thereto, and with the Company's audited financial statements and notes thereto for the fiscal year ended December 31, 1999.

     The information set forth below contains forward-looking statements, (designated by an *), and the Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under "Item one" in the Company's annual report on form 10-K for the fiscal year ended December 31, 1999.

Results of Operations

Revenues. The Company's revenues are derived primarily from the sale of products, instrument service contracts and grant revenues. Revenues for the three months ended March 31, 2000 were $3.7 million compared to $2.7 million for the corresponding period in the prior year. This 38% increase in revenues in the quarter was due to sales of two new products, the MDS(TM) and Genus(TM) systems, as well as increases in sales of existing products and services.

Cost of revenues. Cost of revenues includes direct material and labor costs, manufacturing overhead, installation costs, warranty-related expenses and post-warranty service and application support expenses. Costs of revenues, as a percentage of total revenues, for the three months ended March 31, 2000 were 48% compared to 49% for the corresponding prior year. The decrease is primarily due to lower costs for raw materials and increased average instrument selling prices.

Research and development expenses.   Research and development expenses for the
three months ended March 31, 2000 were $880,000 or 24% of total revenues compared to $1.1 million or 42% of total revenues for the comparative prior year period. The decrease over the prior year period is primarily due to the decreased expenditures for salaries and consulting costs associated with the fetal cell isolation program.

Sales and marketing expenses.   Sales and marketing expenses for the three
months ended March 31, 2000 were $1.5 million, increasing $0.4 million over the corresponding prior year period. The increase is primarily related to higher commission expense as a result of increased sales and increased sales personnel. The increase in marketing expenses was related primarily to the Genus(TM) and MDS(TM) product promotions. As a percentage of revenues, sales and marketing expenses were 40% of total revenues for the three months ended March 31, 2000, which is the same as in the corresponding prior year period.

General and administrative expenses. General and administrative expenses for the three months ended March 31, 2000 were $742,000, including amortization of $63,000, compared to $720,000 for the three months ended March 31, 1999. Excluding the effect of the amortization expenses in 2000, general and administrative expenses were $41,000 lower than 1999 due to the favorable effects of the restructuring put in place last year. As a percentage of revenue, general and administrative costs, including amortization, were 20% of total revenues for the three months ended March 31, 2000 compared to 27% for the corresponding prior period.

Restructuring Costs. A restructuring charge of $224,000 was accrued for during the quarter ended March 31, 1999. The charge reflected the severance costs for fifteen employees in both the United States and United Kingdom facilities.
There were no restructuring charges during the three months ended March 31,2000.

Other income (expense) net. Other expenses for the quarter were primarily related to the interest expense associated with bank debt and higher exchange losses due to the strengthening of the dollar against the pound

Factors That May Affect Future Results

     The Company's operating results may vary significantly depending on certain factors, including the effect of delays in its research and development program, adverse results in its clinical studies, delays in the introduction or shipment of new products, increased competition, adverse changes in the economic conditions in any of the several countries in which the Company does business, a slower growth rate in the Company's target markets, order deferrals in anticipation of new product releases, lack of market acceptance of new products, the uncertainty of FDA or other domestic and international regulatory clearances or approvals, and the factors set forth in the Company's annual report on Form 10-K for the fiscal year ended December 31, 1999.

     Due to the factors noted above, the Company's future earnings and stock price may be subject to significant volatility, particularly on a quarterly basis. Any shortfall in revenues or earnings from levels expected by security analysts could have an immediate and significant adverse effect on the trading price of the Company's common stock.

Liquidity and Capital Resources

     At March 31, 2000, the Company had cash, cash equivalents and securities available for sale of $7.0 million and working capital of $6.4 million. Cash used by operations for the three months ended March 31, 2000 was $1.2 million compared to $1.8 million for the corresponding prior year period. The decrease in cash used in operations is primarily due to lower losses as explained above and reduced balances of accounts payable and accruals. In addition, the Company had the following investing and financing activities in the quarter. The Company consumed $175,000 for purchases of capital equipment. The Company also used approximately $0.8 million to pay down its bank debt.

     The Company expects negative cash flow from operations to continue through at least 2000, as it continues the research and development of its MDS System, expands its marketing, sales and customer support capabilities and adds administrative infrastructure.* The Company currently estimates that its existing capital resources will enable it to sustain operations through 2000.* There can be no assurance, however, that the Company will not be required to seek capital at an earlier date. The timing and amount of spending of such capital resources cannot be accurately determined at this time and will depend on several factors, including but not limited to, the progress of its research and development efforts and clinical investigation, the timing of regulatory approvals or clearances, competing technologies or potential acquisitions.* No assurance can be given that additional financing will be available when needed or on terms acceptable to the Company. If adequate funds are not available, the Company could be required to delay development or commercialization of certain of its products, to license to third parties the rights to commercialize certain products or technologies that the Company would otherwise seek to commercialize itself, or to reduce the marketing, customer support or other resources devoted to certain of its products. In addition, as opportunities arise, funds may also be used to acquire businesses, technologies or products that complement any such acquisitions. * The Company may seek to obtain additional funds through equity or debt financing, collaborative or other arrangements with other companies, and from other sources.* No assurance can be given that additional financing will be available when needed or on terms acceptable to the Company.

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

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, or SFAS 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS 133 requires that all derivatives be recognized at fair value in the statement of financial position, and that the corresponding gains and losses be reported either in the statement of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists. SFAS 133 will be effective for fiscal quarters beginning after June 15, 2000. The Company is currently evaluating the impact of the requirements of SFAS 133 and the effects if any on its financial statements and does not expect any material impact from its application. The Company does not currently hold derivative instruments or engage in hedging activities.

Item 3. Quantitative and Qualitative Disclosures about Market Risk Derivatives and Financial Instruments.

         For the quarter ended March 31, 2000, there were no material changes from the disclosures made in the Company's form 10-K for the year ended December 31, 1999.

PART II - OTHER INFORMATION
---------------------------



Item 6.  Exhibits and Reports on Form 8-K.

         (a)
                Exhibit
                -------

                Exhibit 27.1 - Financial Data Schedule

         There were no reports on Form 8-K during the quarter ended March 31,
2000

                             APPLIED IMAGING CORP.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  APPLIED IMAGING CORP.
                                      (Registrant)

Date: May 8, 2000                 By:  /s/ JACK GOLDSTEIN
                                     -------------------------
                                       Jack Goldstein
                                       Chief Executive Officer
                                       Chairman of the Board

                                  By:  /s/ BARRY HOTCHKIES
                                     -------------------------
                                       Barry Hotchkies
                                       Vice President, Chief Financial Officer