Form 10-Q
period 2000-06-30
APPLIED IMAGING CORP
filed 2000-08-10
CIK 816066

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington,  D.C.  20549

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange
    Act of 1934 For the Quarterly Period ended June 30, 2000


                                       OR


[ ] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934 for the Transition Period From  _________ To _________.


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


As of July 24, 2000, 13,771,440 shares of the Registrant's Common Stock were outstanding.

                             APPLIED IMAGING CORP.

                                     INDEX



                                                                           Page
                                                                          ------
                         PART I.  FINANCIAL INFORMATION
                         ------------------------------


Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets
         June 30, 2000 and December 31, 1999 .  .  .  .  .  .  .  .  .         3

         Condensed Consolidated Statements of Operations
         and Comprehensive Loss.  Three and six months
         ended June 30, 2000 and 1999  .  .  .  .  .  .  .  .  .  .  .         4

         Condensed Consolidated Statements of Cash Flows
         Six months ended June 30, 2000 and 1999   .  .  .  .  .  .  .         5

         Notes to Condensed Consolidated Financial Statements  .  .  .       6-7

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.  .  .  .  .  .      8-10

Item 3.  Quantitative and Qualitative Disclosures about Market Risk
         Derivatives and Financial Instruments  .  .  .  .  .  .  .  .        11


                          PART II.  OTHER INFORMATION
                          ---------------------------

Item 6.  Exhibits and Reports on Form 8-K .  .  .  .  .  .  .  .  .  .        12

         Signatures  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .        13

PART I - FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements

                   APPLIED IMAGING CORP. AND SUBSIDIARIES
                    Condensed Consolidated Balance Sheets
                               (In thousands)

                                                                              June 30,             December 31,
                                                                                2000                  1999
                                                                        ------------------      ---------------
                                                                            (Unaudited)
ASSETS

Current assets:
        Cash and cash equivalents                                                 $  2,526             $  2,832
        Short term investments                                                       3,426                5,574
        Trade accounts receivable, net                                               5,933                6,187
        Related party receivables                                                        -                  143
        Inventories                                                                  1,529                1,369
        Prepaid expenses and other assets                                              515                  187
                                                                        ------------------      ---------------
                       Total current assets                                         13,929               16,292
Property and equipment, net                                                            986                1,014
Intangibles                                                                          2,235                2,358
Other assets, net                                                                       54                   80
                                                                        ------------------      ---------------
                       Total assets                                               $ 17,204             $ 19,744
                                                                        ==================      ===============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
        Current portion of bank debt                                              $  1,167             $  1,743
        Current portion of related party notes payable                                 500                  500
        Current portion of capital lease obligation                                     34                    -
        Accounts payable                                                             1,859                2,226
        Accrued expenses                                                             2,620                3,166
        Deferred revenue                                                             1,952                1,525
                                                                        ------------------      ---------------
                       Total current liabilities                                     8,132                9,160

Bank debt, less current portion                                                        833                1,167
Related party notes payable, less current portion                                      250                  250
Deferred revenue                                                                       431                  518
Capital lease obligations, less current portion                                         24                   37
                                                                        ------------------      ---------------
                       Total liabilities                                             9,670               11,132
                                                                        ------------------      ---------------

Stockholders' equity:

        Common stock                                                                    13                   13
        Additional paid-in capital                                                  43,737               43,034
        Deferred compensation                                                            -                  (43)
        Accumulated other comprehensive income                                        (380)                (379)
        Accumulated deficit                                                        (35,836)             (34,013)
                                                                        ------------------      ---------------
                       Total stockholders' equity                                    7,534                8,612
                                                                        ------------------      ---------------


                       Total liabilities and stockholders' equity                 $ 17,204             $ 19,744
                                                                        ==================      ===============


   The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                    APPLIED IMAGING CORP AND SUBSIDIARIES
   Condensed Consolidated Statements of Operations and Comprehensive Loss
                   ( in thousands, except per share data)
                                 (Unaudited)

                                                        Three months ended                               Six months ended
                                                             June 30,                                        June 30,
                                               ----------------------------------------          ---------------------------------
                                                    2000                      1999                   2000                 1999
                                               --------------            --------------          ------------         ------------

Revenues                                              $ 4,321                   $ 3,141               $ 8,002              $ 5,806
Cost of revenues                                        1,642                     1,389                 3,416                2,703
                                               --------------            --------------          ------------         ------------
     Gross profit                                       2,679                     1,752                 4,586                3,103
                                               --------------            --------------          ------------         ------------

Operating expenses:
     Research and development                             976                     1,090                 1,856                2,221
     Sales and marketing                                1,519                     1,134                 2,988                2,195
     General and administrative                           689                       697                 1,368                1,417
     Amortization of intangibles                           63                         -                   126                    -
     Restructuring costs                                    -                         -                     -                  224
                                               --------------            --------------          ------------         ------------
                     Total operating expenses           3,247                     2,921                 6,338                6,057
                                               --------------            --------------          ------------         ------------
                     Operating loss                      (568)                   (1,169)               (1,752)              (2,954)

Other income/(expense), net                                24                        78                   (73)                  57
                                               --------------            --------------          ------------         ------------
     Net loss                                            (544)                   (1,091)               (1,025)              (2,097)

Other comprehensive loss, net of tax
     Change in unrealized  loss on short-term
       investments                                          4                         -                     1                    -
     Other Unrealized Gain/(Loss)                           -                         -                    (2)                   -
                                               --------------            --------------          ------------         ------------
     Comprehensive loss                        $         (540)                  $(1,091)              $(1,826)             $(2,897)
                                               ==============            ==============          ============         ============
Net loss per share - basic and diluted                 $(0.04)                   $(0.09)               $(0.14)              $(0.25)
                                               ==============            ==============          ============         ============
Weighted average shares outstanding                    13,379                    11,539                13,261               11,534
                                               ==============            ==============          ============         ============

   The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                   APPLIED IMAGING CORP. AND SUBSIDIARIES
               Condensed Consolidated Statements of Cash Flows
                               (In thousands)
                                 (Unaudited)

                                                                                                    Six months
                                                                                                   ended June 30,
                                                                                      -------------------------------------------
                                                                                            2000                      1999
                                                                                      -----------------       -------------------
Cash flows from operating activities:
     Net loss                                                                                   $(1,825)                  $(2,897)
     Adjustments to reconcile net loss to net cash
       used in operating activities:
       Depreciation and Amortization                                                                451                       437
       Amortization related to employee deferred
         stock compensation                                                                          43                       193
       Loss on sale of fixed and other assets                                                         -                        41
       Changes in operating assets and liabilities:
         Trade accounts and related party receivable                                                397                       579
         Inventories                                                                               (160)                       51
         Prepaid expenses and other assets                                                         (328)                      (75)
         Accounts payable                                                                          (367)                     (520)
         Accrued expenses                                                                          (546)                     (193)
         Deferred revenue                                                                           340                       (35)
                                                                                      -----------------       -------------------
         Net cash used in operating activities:                                                  (1,995)                   (2,419)
                                                                                      -----------------       -------------------

Cash flows from investing activities:
     Proceeds from sale and maturities of investments                                             2,149                     1,002
     Purchases of equipment                                                                        (300)                     (270)
     Proceeds from sale of fixed assets                                                               -                        50
     Other assets                                                                                    26                       (21)
                                                                                      -----------------       -------------------
       Net cash provided by investing activities:                                                 1,875                       761
                                                                                      -----------------       -------------------
Cash flows from financing activities:
     Net proceeds from issuance of common stock                                                     703                        22
     Bank and other loan proceeds                                                                   500                         -
     Bank and other loan payments                                                                (1,389)                     (582)
                                                                                      -----------------       -------------------
       Net cash used in financing activities:                                                      (186)                     (560)
                                                                                      -----------------       -------------------

Net increase (decrease) in cash and cash equivalents                                               (306)                   (2,218)

Cash and cash equivalents at beginning of period                                                  2,832                     5,480
                                                                                      -----------------       -------------------
Cash and cash equivalents at end of period                                                      $ 2,526                   $ 3,262
                                                                                      =================       ===================

Supplemental disclosure of cash flow information:
  Interest paid during the period                                                               $   161                   $    41
                                                                                      =================       ===================

   The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                    APPLIED IMAGING CORP. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE I - Basis of Presentation
------------------------------

     The accompanying condensed consolidated financial statements include the accounts of Applied Imaging Corp. and subsidiaries (the "Company") for the three and six months ended June 30, 2000 and 1999. These financial statements are unaudited and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the Company's financial position, operating results and cash flows for those interim periods presented. The results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of results to be expected for the fiscal year ending December 31, 2000. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, for the year ended December 31, 1999, contained in the Company's 1999 annual report on Form 10-K.

NOTE 2 - Inventories (in thousands)
-----------------------------------

            NOTE 2 - Inventories (in thousands)

            Balance as of               June 30, 2000        December 31, 1999
                                        -------------        -----------------
            Raw materials               $       1,456        $           1,300
            Work in process                        73                       13
            Finished goods                          -                       56
                                        -------------        -----------------
            Total                       $       1,529        $           1,369
                                        =============        =================

NOTE  3 - Loss per share
------------------------

  The Company has reported losses per share in accordance with the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards,
(SFAS) No. 128 ''Earnings Per Share.'' SFAS No. 128 requires the presentation of basic earnings per share (''EPS'') and, for companies with complex capital structures (or potentially dilutive securities, such as convertible debt, options and warrants), diluted EPS.

  There were no reconciling items of the numerators and denominators of the basic and diluted EPS computation. Securities excluded from the computation of EPS because their effect on EPS was antidilutive, but could dilute basic EPS in future periods are as follows:

            Balance as of               June 30, 2000            June 30, 1999
                                        -------------            -------------
            Options                         1,764,573                1,793,400
            Warrants                          140,000                  681,747
                                        -------------            -------------
            Total                           1,904,573                2,475,147
                                        =============            =============

   NOTE  4 - Recent Accounting Pronouncements
   ------------------------------------------

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards of derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In July 1999, the Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" ("SFAS 137"). SFAS 137 deferred the effective date until fiscal years beginning after June 15, 2000. The Company will adopt SFAS No. 133 in 2001. The Company is assessing the effect of FAS 133 on the financial position and results of operations of the Company.

     In December 1999, the SEC issued Staff Accounting Bulletin (SAB) No. 101 "Revenue Recognition in Financial Statements" which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. In June 2000, the SEC issued SAB 101B, "Second Amendment; Revenue Recognition in Financial Statements" ("SAB 101B"). SAB 101B deferred the implementation date of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The Company believes that adopting SAB 101 will not have a material impact on the Company's financial position and results of operations.

     In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation" an interpretation of APB Opinion No. 25 ("FIN 44"). FIN 44 establishes guidance for the accounting for stock option grants made after June 30, 2000. FIN 44 also establishes guidance for the repricing of stock options and determining whether a grantee is an employee, for which guidance was effective after December 15, 1998 and modifying a fixed option to add a reload feature, for which guidance was effective after January 12, 2000. The adoption of certain of the provisions of FIN 44 prior to March 31, 2000 did not have a material effect on the financial statements. The Company does not expect that the adoption of the remaining provisions will have a material effect on the financial statements.

   NOTE  5 - Subsequent Event
   --------------------------

   On July 6, 2000 the Company acquired the United States-based genetic imaging business of Perceptive Scientific Instruments, LLC (PSI) from International Remote Imaging Systems, Inc. The consideration paid was 385,371 shares of common stock valued at $915,000, the assumption of certain liabilities, and potential future cash payments to a maximum of $0.9 million based on the future performance of the business. The purchase did not include the personnel and assets of PSI's research group, including its federally funded research grants.

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

Results of Operations

Revenues. The Company's revenues are derived primarily from the sale of products, instrument service contracts and grant revenues. Revenues for the three and six months ended June 30, 2000 were $4.3 million and $8.0 million respectively, compared to $3.1 million and $5.8 million for the corresponding periods in the prior year. This 38% increase in revenues in the quarter and six-months was due to sales of two new products, the MDS(TM) and Genus(TM) systems, as well as increases in sales of existing products and services.

Cost of revenues. Cost of revenues includes direct material and labor costs, manufacturing overhead, installation costs, warranty-related expenses and post-warranty service and application support expenses. Costs of revenues, as a percentage of total revenues, for the three and six months ended June 30, 2000 were 38% and 43% respectively, compared to 44% and 47% for the corresponding prior year periods. The decrease is primarily due to the impact of the reversal of a manufacturing-related accrual, in the second quarter of 2000, which was no longer deemed necessary. In addition, the Company benefited from increased average instrument selling prices and lower costs for raw materials.

Research and development expenses.   Research and development expenses for the
three and six months ended June 30, 2000 were $1.0 million and $1.9 million respectively, compared to $1.1 million and $2.2 million for the comparative prior year periods. The decrease over the prior year periods is primarily due to the decreased expenditures for salaries and consulting costs associated with the fetal cell isolation program.

Sales and marketing expenses.   Sales and marketing expenses for the three and
six months ended June 30, 2000 were $1.5 million and $3.0 million respectively, compared to $1.1 million and $2.2 million for the comparative prior year periods. The increase is primarily related to higher commission and travel expenses as a result of increased sales and increased sales personnel. The increase in marketing expenses was related primarily to the development of promotional materials for the new Genus(TM) and MDS(TM) products. As a percentage of revenues, sales and marketing expenses were 35% and 37% of total revenues for the three and six months ended June 30, 2000, compared to 36% and 38% for the corresponding prior year periods.

General and administrative expenses. General and administrative expenses for the three and six months ended June 30, 2000 were $0.7 million and $1.4 million respectively, the same amounts as last year. As a percentage of revenue, general and administrative costs were 16% and 17% of total revenues for the three and six months ended June 30, 2000 compared to 22% and 24% for the corresponding prior year periods. The reduction in the percentage of sales ratio is due to the favorable effects of the restructuring put in place last year.

Amortization of Intangibles. Amortization of intangibles amounted to $63,000 and $126,000 for the three and six months ended June 30, 2000 respectively. This represents the amortization of the intangible assets (goodwill and intellectual/software property) resulting from the acquisition in July 1999 of the cytogenetic imaging business of Vysis, Inc.

Restructuring Costs. A restructuring charge of $224,000 was accrued for during the quarter ended March 31, 1999. The charge reflected the severance costs for fifteen employees in both the United States and United Kingdom facilities. There were no restructuring charges during the six months ended June 30, 2000.

Other income (expense) net. Other expenses for the first six months of the year at $73,000 were primarily related to the interest expense associated with bank debt and higher exchange losses due to the strengthening of the dollar against the pound.



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


Liquidity and Capital Resources

  At June 30, 2000, the Company had cash, cash equivalents and securities available for sale of $6.0 million and working capital of $5.8 million. Cash used by operations for the six months ended June 30, 2000 was $2.0 million compared to $2.4 million for the corresponding prior year period. The decrease in cash used in operations is primarily due to lower losses as explained above and reduced balances of accounts payable and accruals. In addition, the Company consumed $300,000 for purchases of capital equipment in the first half of 2000. The Company also used approximately $0.9 million to pay down its bank debt in the U.S. and U.K, partially offset by the receipt of $0.7 million from the exercise of employee stock options.

  The Company expects negative cash flow from operations to continue through at least 2000, as it continues the research and development of its MDS(TM) System, expands its marketing, sales and customer support capabilities and adds administrative infrastructure.* The Company currently estimates that its existing capital resources will enable it to sustain operations into 2001.* There can be no assurance, however, that the Company will not be required to seek capital at an earlier date. The timing and amount of spending of such capital resources cannot be accurately determined at this time and will depend on several factors, including but not limited to, the progress of its research and development efforts and clinical investigation, the timing of regulatory approvals or clearances, competing technologies or potential acquisitions.* No assurance can be given that additional financing will be available when needed or on terms acceptable to the Company. If adequate funds are not available, the Company could be required to delay development or commercialization of certain of its products, to license to third parties the rights to commercialize certain products or technologies that the Company would otherwise seek to commercialize itself, or to reduce the marketing, customer support or other resources devoted to certain of its products. In addition, as opportunities arise, funds may also be used to acquire businesses, technologies or products that complement any such acquisitions. * The Company may seek to obtain additional funds through equity or debt financing, collaborative or other arrangements with other companies, and from other sources.* No assurance can be given that additional financing will be available when needed or on terms acceptable to the Company.


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

Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards of derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In July 1999, the Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" ("SFAS 137"). SFAS 137 deferred the effective date until fiscal years beginning after June 15, 2000. The Company will adopt SFAS No. 133 in 2001. The Company is assessing the effect the FAS 133 on the financial position and results of operations of the Company.

     In December 1999, the SEC issued Staff Accounting Bulletin (SAB) No. 101 "Revenue Recognition in Financial Statements" which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies: In June 2000, the SEC issued SAB 101B, "Second Amendment:
Revenue Recognition in Financial Statements" ("SAB 101B"). SAB 101B deferred the implementation date of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The Company believes that adopting SAB 101 will not have a material impact on the Company's financial position and results of operations.

     In March 2000, the Financial Accounting Standards Board issued interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation" an interpretation of APB Opinion No. 25 ("FIN 44"). FIN 44 establishes guidance for the accounting for stock option grants made after June 30, 2000. FIN 44 also establishes guidance for the repricing of stock options and determining whether a grantee is an employee, for which guidance was effective after December 15, 1998 and modifying a fixed option to add a reload feature, for which guidance was effective after January 12, 2000. The adoption of certain of the provisions of FIN 44 prior to March 31, 2000 did not have a material effect on the financial statements. The Company does not expect that the adoption of the remaining provisions will have a material effect on the financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk Derivatives and Financial Instruments.

     For the six months ended June 30, 2000, there were no material changes from the disclosures made in the Company's form 10-K for the year ended December 31, 1999.

PART II  -  OTHER INFORMATION
-----------------------------


Item 4: Submission of matters to a vote of security holders

  The Company solicited proxies for an annual meeting of stockholders on May 10, 2000 to all of the Company's stockholders.

  The election of directors was conducted and the following nominees were elected: Jack Goldstein, Ph.D. and Thomas C. McConnell. The vote with respect to each nominee was as follows:

                                     Votes
                           ------------------------
            Name                          For                      Against
--------------------------      ------------------------    --------------------

Jack Goldstein                         9,209,084                      0
Thomas C. McConnell                    9,209,084                      0


  PricewaterhouseCoopers LLP was ratified as the independent auditors of the company for the fiscal year ending December 31, 2000 with 9,266,207 votes in favor and 29,258 votes against.

   An amendment of the Company's 1998 Incentive Stock Option Plan (the Plan) was approved to increase the total number of shares reserved for issuance under the Plan from 950,000 shares to 1,900,000 shares. The amendment was approved with 4,642,021 votes in favor and 330,647 votes against.


Item 6.  Exhibits and Reports on Form 8-K.

         (a)
             Exhibit
             -------

             Exhibit 27.1 - Financial Data Schedule


   There were no reports on Form 8-K during the quarter ended June 30, 2000

                             APPLIED IMAGING CORP.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                   APPLIED IMAGING CORP.
                                                      (Registrant)




Date: August 9, 2000              By:  /S/ JACK GOLDSTEIN
                                     -----------------------------
                                           Jack Goldstein
                                           Chief Executive Officer
                                           Chairman of the Board

                                  By:  /S/ BARRY HOTCHKIES
                                     -----------------------------
                                           Barry Hotchkies
                                           Vice President
                                           Chief Financial Officer