Form 10-Q
period 2000-09-30
APPLIED IMAGING CORP
filed 2000-11-14
CIK 816066

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington,  D.C.  20549

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange
    Act of 1934 For the Quarterly Period ended September 30, 2000

                                       OR

[_] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934 for the Transition Period From ______________ To _______________.

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


As of October 31, 2000, 13,842,037 shares of the Registrant's Common Stock were outstanding.

                             APPLIED IMAGING CORP.

                                     INDEX

                                                                            Page
                                                                            ----
                         PART I.  FINANCIAL INFORMATION
                         ------------------------------

Item 1. Financial Statements (Unaudited)

        Condensed Consolidated Balance Sheets
        September 30, 2000 and December 31, 1999..........................    3

        Condensed Consolidated Statements of Operations and Comprehensive
        Loss Three and Nine months ended September 30, 2000 and 1999......    4

        Condensed Consolidated Statements of Cash Flows
        Nine months ended September 30, 2000 and 1999.....................    5

        Notes to Condensed Consolidated Financial Statement...............  6-7

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations....................  8-11

Item 3. Quantitative and Qualitative Disclosures about Market Risk
        Derivatives and Financial Instruments.............................   12

                          PART II.  OTHER INFORMATION
                          ---------------------------

Item 4. Submission of matters to a vote of security holders...............   13

Item 6. Exhibits and Reports on Form 8-K..................................   13

        Signatures........................................................   14

PART 1-FINANCIAL INFORMATION
----------------------------

Item 1. Financial Statements

                    APPLIED IMAGING CORP. AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets
                                (in thousands)

                                                   September 30,   December 31,
                                                       2000            1999
                                                   ------------    ------------
                                                    (Unaudited)
ASSETS

Current assets:
      Cash and cash equivalents                      $  2,795         $  2,832
      Short term investments                            1,990            5,574
      Trade accounts receivable, net                    5,855            6,187
      Related party receivables                             -              143
      Inventories                                       2,003            1,369
      Prepaid expenses and other assets                   588              187
                                                     --------         --------
            Total current assets                       13,231           16,292
Property and equipment, net                             1,154            1,014
Intangibles                                             2,737            2,358
Other assets, net                                          55               80
                                                     --------         --------
            Total assets                             $ 17,177         $ 19,744
                                                     ========         ========
LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
      Current portion of bank debt                   $  1,963         $  1,743
      Current portion of related party
       notes payable                                      250              500
      Current portion of capital lease
       obligation                                          34                -
      Accounts payable                                  1,434            2,226
      Accrued expenses                                  2,715            3,166
      Deferred revenue                                  2,054            1,525
                                                     --------         --------
             Total current liabilities                  8,450            9,160

Bank debt, less current portion                           666            1,167
Related party notes payable, less current portion           -              250
Deferred revenue                                          388              518
Capital lease obligations, less current portion            18               37
                                                     --------         --------
               Total liabilities                        9,522           11,132
                                                     --------         --------
Stockholders' equity:

      Common stock                                         13               13
      Additional paid-in capital                       44,799           43,034
      Deferred compensation                                 -              (43)
      Accumulated other comprehensive income             (373)            (379)
      Accumulated deficit                             (36,784)         (34,013)
                                                     --------         --------
           Total stockholders' equity                   7,655            8,612
                                                     --------         --------
           Total liabilities and stockholders'
            equity                                   $ 17,177         $ 19,744
                                                     ========         ========

   The accompanying notes are in integral part of these unaudited condensed consolidated financial statements.

                    APPLIED IMAGING CORP. AND SUBSIDIARIES
    Condensed Consolidated Statements of Operations and Comprehensive Loss
                     (in thousands, except per share data)
                                  (Unaudited)

                                               Three months ended          Nine months ended
                                                  September 30,               September 30,
                                               --------------------      ---------------------
                                                2000          1999         2000         1999
                                               ------       -------      -------       -------
Revenues                                       $3,982       $ 3,098      $11,984       $ 8,904
Cost of revenues                                1,756         1,506        5,172         4,209
                                               ------       -------      -------       -------
   Gross profit                                 2,226         1,592        6,812         4,695
                                               ------       -------      -------       -------
Operating expenses:
  Research and development                        743         1,211        2,599         3,432
  Sales and marketing                           1,568         1,500        4,556         3,695
  General and administrative                      777           706        2,145         2,123
  Amortization of intangibles                      77            61          203            61
  Restructuring costs                               -             -            -           224
                                               ------       -------      -------       -------
        Total operating expenses                3,165         3,478        9,503         9,535
                                               ------       -------      -------       -------
        Operating loss                           (939)       (1,886)      (2,691)       (4,840)
Other income/(expense), net                        (7)          (93)         (80)          (36)
                                               ------       -------      -------       -------
   Net loss                                      (946)       (1,979)      (2,771)       (4,876)

Other comprehensive loss, net of tax
   Change in unrealized loss on
     short-term investments                         5             -            6             -
   Other Unrealized Gain/(Loss)                     2             -            -             -
                                               ------       -------      -------       -------
   Comprehensive loss                          $ (939)      $(1,979)     $(2,765)      $(4,876)
                                               ======       =======      =======       =======
Net loss per share-basic and diluted           $(0.07)      $ (0.17)     $ (0.21)      $ (0.42)
                                               ======       =======      =======       =======
Weighted average shares outstanding            13,762        11,952       13,428        11,673
                                               ======       =======      =======       =======

           The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                   APPLIED IMAGING CORP. AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flows
                                (in thousands)
                                  (Unaudited)

                                                                           Nine months ended
                                                                             September 30,
                                                                     ----------------------------
                                                                       2000                1999
                                                                     -------              -------
Cash flows from operating activities:
   Net loss                                                          $(2,771)             $(4,876)
   Adjustments to reconcile net loss to net cash
       used in operating activities:
       Depreciation and Amortization                                     652                  835
       Amortization related to employee deferred
         stock compensation                                               43                  287
       Loss on sale of fixed and other assets                             -                    41
       Changes in operating assets and liabilities:
          Trade accounts and related party receivable                    684                 (199)
          Inventories                                                   (440)                (334)
          Prepaid expenses and other assets                             (391)                  59
          Accounts payable                                              (869)                (363)
          Accrued expenses                                              (509)                 459
          Deferred revenue                                               399                  (59)
                                                                     -------              -------
          Net cash used in operating activities:                      (3,202)              (4,150)
                                                                     -------              -------
Cash flows from investing activities:
   Proceeds from sale and maturities of investments                    3,590                  683
   Purchases of equipment                                               (354)                (385)
   Acquisition of Assets                                                (180)              (1,000)
   Proceeds from sale of fixed assets                                     -                    61
   Other assets                                                           25                    5
                                                                     -------              -------
      Net cash provided by/(used in)investing activities:              3,081                 (636)
                                                                     -------              -------
Cash flows from financing activities:
   Net proceeds from issuance of common stock                            850                  621
   Bank and other loan proceeds                                        1,296                   -
   Bank and other loan payments                                       (2,062)               2,325
                                                                     -------              -------
      Net cash provided by financing activities:                          84                2,946
                                                                     -------              -------
Net decrease in cash and cash equivalents                                (37)              (1,840)

Cash and cash equivalents at beginning of period                       2,832                5,480
                                                                     -------              -------
Cash and cash equivalents at end of period                           $ 2,795              $ 3,640
                                                                     =======              =======
Supplemental disclosure of cash flow information:
      Interest paid during the period                                $   227              $    56
                                                                     =======              =======
Cash paid for taxes during the year                                  $     -              $     -
                                                                     =======              =======
Common stock issued for businesses acquired                          $   915              $   600
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

                    APPLIED IMAGING CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE I - Basis of Presentation
------------------------------

    The accompanying condensed consolidated financial statements include the accounts of Applied Imaging Corp. and subsidiaries (the "Company") for the three and nine months ended September 30, 2000 and 1999. These financial statements are unaudited and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the Company's financial position, operating results and cash flows for those interim periods presented. The results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of results to be expected for the fiscal year ending December 31, 2000. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, for the year ended December 31, 1999, contained in the Company's 1999 annual report on Form 10-K.

NOTE 2 - Inventories (in thousands)
-----------------------------------

       NOTE 2 - Inventories (in thousands)

       Balance as of         September 30, 2000     December 31, 1999
                             ------------------     -----------------
       Raw materials                    $1,889                $1,300
       Work in process                      79                    13
       Finished goods                       35                    56
                             ------------------     -----------------
       Total                            $2,003                $1,369
                             ==================     =================

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

  There were no reconciling items of the numerators and denominators of the basic and diluted EPS computation. Securities excluded from the computation of EPS because their effect on EPS was antidilutive, but could dilute basic EPS in future periods are as follows:

     Balance as of      September 30, 2000         September 30, 1999
                        ------------------         ------------------
     Options                    1,929,272                  1,820,494
     Warrants                           -                    313,010
                        ------------------         ------------------
     Total                      1,929,272                  2,133,504
                        ==================         ==================

NOTE  4 - Recent Accounting Pronouncements
-------------------------------------------

  In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards of derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In July 1999, the Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" ("SFAS 137"). SFAS 137 deferred the effective date until fiscal year beginning after June 15, 2000. The Company will adopt SFAS No. 133 in 2001. The Company believes that there will be no impact upon adoption of FAS 133 on the financial position and results of operations of the Company.

  In December 1999, the SEC issued Staff Accounting Bulletin (SAB) No. 101 "Revenue Recognition in Financial Statements" which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. In June 2000, the SEC issued SAB 101B, "Second Amendment:
Revenue Recognition in Financial Statements" ("SAB 101B"). SAB 101B deferred the implementation date of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The Company believes that adopting SAB 101 will not have a material impact on the Company's financial position and results of operations


NOTE  5 - Acquisition of Assets
-------------------------------

  On July 6, 2000 the Company acquired the United States-based genetic imaging business of Perceptive Scientific Instruments, LLC (PSI) from International Remote Imaging Systems, Inc. The purchase did not include the personnel and assets of PSI's research group, including its federally funded research grants.

   The acquisition was accounted for as a purchase. The consideration paid was 385,371 shares of common stock valued at $915,000, the assumption of certain liabilities, and potential future cash payments to a maximum of $0.9 million based on the future performance of the business. The excess of the purchase price over the net identifiable assets was allocated to goodwill. The company estimates the goodwill at approximately $588,000 that will be amortized over ten years. The purchase price was allocated as follows:


                                                 ($000)
                                               ----------
Accounts receivable                            $     209
Inventories                                          194
Prepaid expenses                                      10
Property and equipment                               138
Capitalized software                                  90
Assumed liabilities                                 (134)
Goodwill                                             588

                                               ----------
Total purchase consideration                   $   1,095
                                               ==========


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

Results of Operations

Revenues. The Company's revenues are derived primarily from the sale of products, instrument service contracts and grant revenues. Revenues for the three and nine months ended September 30, 2000 were $4.0 million and $12.0 million respectively, compared to $3.1 million and $8.9 million for the corresponding periods in the prior year. This 29% increase in revenues in the quarter and 35% increase in the nine-months was due to sales of two new products, the MDS(TM) and Genus(TM) systems, increases in sales of existing products and services and sales of PowerGene products acquired from PSI (see footnote 5).

Cost of revenues. Cost of revenues includes direct material and labor costs, manufacturing overhead, installation costs, warranty-related expenses and post-warranty service and application support expenses. Costs of revenues, as a percentage of total revenues, for the three and nine months ended September 30, 2000 were 44% and 43% respectively, compared to 49% and 47% for the corresponding prior year periods. The decrease is primarily due to the impact of the reversal of manufacturing-related accruals, in the second and third quarter of 2000, which were no longer deemed necessary. In addition, the Company benefited from increased average instrument selling prices and lower costs for raw materials.

Research and development expenses.   Research and development expenses for the
three and nine months ended September 30, 2000 were $0.7 million and $2.6 million respectively, compared to $1.2 million and $3.4 million for the comparative prior year periods. The decrease over the prior year periods is primarily due to the decreased expenditures for salaries and consulting costs associated with the fetal cell isolation program.

Sales and marketing expenses.   Sales and marketing expenses for the three and
nine months ended September 30, 2000 were $1.6 million and $4.6 million respectively, compared to $1.5 million and $3.7 million for the comparative prior year periods. The increase is primarily related to higher commission and travel expenses as a result of increased sales and increased sales personnel. There was an increase in marketing expenses in the nine-month period that was related primarily to the development of promotional materials for the new Genus(TM) and MDS(TM) products. As a percentage of revenues, sales and marketing expenses were 39% and 38% of total revenues for the three and nine months ended September 30, 2000, compared to 48% and 41% for the corresponding prior year periods.

General and administrative expenses. General and administrative expenses for the three and nine months ended September 30, 2000 were $0.8 million and $2.1 million respectively, essentially the same amounts as last year. As a percentage of revenue, general and administrative costs were 20% and 18% of total revenues for the three and nine months ended September 30, 2000 compared to 23% and 24% for the corresponding prior year periods. The reduction in the percentage of sales ratio is due to the favorable effects of the restructuring put in place last year.

   Amortization of Intangibles. Amortization of intangibles amounted to $77,000 and $203,000 for the three and nine months ended September 30, 2000
respectively.   This represents the amortization of the intangible assets
(goodwill and intellectual/software property) resulting from the acquisition in July 1999 of the cytogenetic imaging business of Vysis, Inc. and the purchase on July 6, 2000 of the United States-based genetic imaging business of Perceptive Scientific Instruments, LLC (PSI) from International Remote Imaging Systems, Inc.

   Restructuring Costs. A restructuring charge of $224,000 was accrued for during the quarter ended March 31, 1999. The charge reflected the severance costs for fifteen employees in both the United States and United Kingdom facilities. There were no restructuring charges during the nine months ended September 30, 2000.

   Other income (expense) net. Other expenses for the first nine months of the year at $80,000 were primarily related to the interest expense associated with bank debt and higher exchange losses due to the strengthening of the dollar against the pound. Other expenses for the quarter ended September 30, 1999 of $93,000 included costs associated with a discontinued product.


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


Liquidity and Capital Resources

     At September 30, 2000, the Company had cash, cash equivalents and securities available for sale of $4.8 million and working capital of $4.8 million. Cash used by operations for the nine months ended September 30, 2000 was $3.2 million compared to $4.2 million for the corresponding prior year period. The decrease in cash used in operations is primarily due to lower losses as explained above and reduced balances of accounts receivables offset in part by reductions in accounts payable and accruals. In addition, the Company used $0.5 million for purchases of capital equipment and the PSI assets, discussed in Footnote 5 above, in the first nine months of 2000. The Company also received $1.9 million from the issuance of common stock for the purchase of the PSI assets and from the exercise of employee stock options.

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


Recent Accounting Pronouncements

    In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards of derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In July 1999, the Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" ("SFAS 137"). SFAS 137 deferred the effective date until fiscal year beginning after June 15, 2000. The Company will adopt SFAS No. 133 in 2001. The Company believes that there will be no impact upon adoption of FAS 133 on the financial position and results of operations of the Company.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk Derivatives and Financial Instruments.

         For the nine months ended September 30, 2000, there were no material changes from the disclosures made in the Company's form 10-K for the year ended December 31, 1999.

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

    The election of directors was conducted and the following nominees were elected: Jack Goldstein, Ph.D. and Thomas C. McConnell. The vote with respect to each nominee was as follows:

                                   Votes
                           _____________________
       Name                   For       Against
-------------------        ---------    --------
Jack Goldstein             9,209,084        0
Thomas C. McConnell        9,209,084        0

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

         There were no reports on Form 8-K during the quarter ended September 30, 2000

                             APPLIED IMAGING CORP.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      APPLIED IMAGING CORP.
                                      (Registrant)




Date: November 14, 2000           By:  /S/ JACK GOLDSTEIN
                                      -------------------------
                                      Jack Goldstein
                                      Chief Executive Officer
                                      Chairman of the Board

                                 By:  /S/ BARRY HOTCHKIES
                                      --------------------------
                                      Barry Hotchkies
                                      Vice President, Chief Financial Officer