Form 10-K405
period 2000-12-31
APPLIED IMAGING CORP
filed 2001-03-30
CIK 816066

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

  For the Fiscal Year Ended December 31, 2000 or

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
   SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number: 0-21371

                             APPLIED IMAGING CORP.
            (Exact name of registrant as specified in its charter)

              Delaware                              77-0120490
   (State or other jurisdiction of               (I.R.S. Employer
   incorporation or organization)               Identification No.)

         2380 Walsh Avenue,
             Building B,
       Santa Clara, California                         95051
   (Address of principal executive                  (Zip Code)
              offices)

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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   The aggregate market value of voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on March 26, 2001, as reported on the NASDAQ National Market, was approximately $30,158,257. The number of shares of Common Stock outstanding as of March 26, 2001: 15,154,903.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Part III of this Form 10-K incorporates information by reference from the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year.

   This report, including all exhibits and attachments, contains 55 pages. The exhibit index is on pages 52 & 53.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

Item 1. BUSINESS

   This Report on Form 10-K contains certain forward-looking statements regarding future events with respect to Applied Imaging Corp. Actual events or results may differ materially from the results discussed in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those factors discussed in this Form 10-K, in particular, in the section entitled "Risk Factors" and in the documents incorporated herein by reference.

The Company

   Applied Imaging Corp ("Applied Imaging", the "Company", "we" or "our") was incorporated in California in July 1986, and reincorporated in Delaware in October 1996. In November 1996, we completed an initial public offering of common stock that is listed on the Nasdaq National Market under the symbol AICX. We are headquartered in Santa Clara, California, and have facilities in League City, Texas and the United Kingdom. We are the world's leading provider of automated cytogenetic instrument systems. Our products are sold worldwide through a direct sales force, third-party distributors and independent sales representatives. We employ approximately 100 people worldwide.

   The Company was founded to develop, manufacture, and market automated genetic imaging systems for use in cytogenetic laboratories for cancer testing, prenatal testing and other genetic testing applications. We sell our products to government and private clinical laboratories, research institutions, universities, and pharmaceutical companies located in the United States, Canada, Europe, and the Pacific Rim. We also market imaging systems designed for use in plant and animal genetic research programs. In addition, we recently introduced and have received clearance from the Food and Drug Administration (FDA) for a clinical system to detect micrometastatic cancer cells in bone marrow from cancer patients. This system and its research capabilities allows physicians to better determine the initial staging of cancer cases, to detect disease recurrence earlier than is currently possible and to genetically characterize cancer cells.

   We have an installed base of over two thousand instruments in one thousand laboratories and clinics in more than 35 countries. Our CytoVision(R), PowerGene(R) and QUIPS(R) systems are widely utilized because of their ability to analyze human chromosome preparations using powerful software classification algorithms and a specialized user interface. These systems also incorporate the capability to analyze and record images produced by advanced genetic research assays that employ fluorescent in situ hybridization ("FISH") or comparative genomic hybridization ("CGH") methods.

   Our Micrometastasis Detection System (MDS(TM)) combines the ability to find targeted cancer cells using brightfield microscopy techniques with our decade-long experience in fluorescence microscopy imaging and analysis. Taken together, these technologies allow us to analyze the proteins on or within a cell while simultaneously assessing which genes within that cell have been activated or expressed. Both protein and gene expression data are emerging as required parameters when assessing the precise nature of a given tumor or cancer cell. Gene expression data are increasingly being used to determine appropriate cancer therapies.

   We previously pursued a prenatal genetic screening development program focused on the isolation of specific fetal cells from a blood sample taken from the expectant mother. While substantial research progress was made towards the development of a reliable method for non-invasive prenatal diagnosis, we concluded that our methods did not constitute a commercially viable system for this purpose. Accordingly, we shifted our research efforts and resources to cancer imaging programs, with a focus on the detection of rare micrometastatic cancer cells in a variety of sample types. However, we believe that certain of the cell enrichment and image analysis research we conducted and products we developed for fetal cell analysis may be directly applicable to these cancer testing applications. For example, in the development of applications for our micrometastasis detection platform to detect circulating cancer cells in peripheral blood.

Cancer and Prenatal Cytogenetics

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

   In the United States, approximately 600,000 cytogenetic test procedures are performed annually. Cytogenetic testing includes prenatal screening for genetic disorders using amniotic fluid or chorionic villus sampling. The most rapidly growing segment of the cytogenetic testing market includes those tests for the diagnosis and prognosis of cancerous conditions using bone marrow, blood and tissue samples.

   Chromosomal analyses are often performed for clinical and research purposes for the precise characterization of many different types of cancers. Cancer cells frequently demonstrate complex chromosomal abnormalities. The specific patterns of these chromosomal abnormalities may be associated with certain well-defined cancers. The chromosomal analysis of leukemias and lymphomas, for example, provides researchers with supplementary information useful in the staging or precise classification of the disease and may also provide useful indicators of patient prognosis. Similarly, advanced chromosomal analyses may allow a researcher to assess new disease in a patient to determine if it may be a recurrence of a previous cancer or an entirely different neoplasm.

   As in cancer, prenatal chromosomal disorders may occur when genes or portions of genes move between chromosomes, when portions of chromosomes or the genes they contain are missing or when an abnormal number of chromosomes are present in the cell. Chromosomes can be seen with the aid of a microscope and, when stained with certain dyes, reveal light and dark bands reflecting regional variations in the DNA of the cell. Differences in size and banding pattern allow the chromosomes to be distinguished from each other or may help identify a chromosomal disorder. The most common prenatal chromosomal disorder, Down Syndrome, also known as trisomy 21, occurs when there are three copies of chromosome 21 in the human genome. Other prenatal clinical syndromes caused by the most common chromosomal abnormalities may result in mental retardation, impaired physical development and abnormal sexual development.

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

   Our current products sold into the Cancer and Prenatal Cytogenetics Market are:

 CV ChromoScan(TM) System

   The CytoVision(R) ChromoScan(TM) is our most comprehensive system for automated chromosome analysis. The ChromoScan(TM) integrates many of the key features of our earlier products into one system capable of automated microscope slide scanning, advanced chromosome analysis and fluorescent image processing. The ChromoScan(TM) allows laboratories to automatically scan slides to locate specific cells for chromosome analysis or other genetic studies utilizing fluorescent DNA probes, thereby eliminating one of the most tedious and time-consuming aspects of cytogenetic analysis: that of manual slide scanning. The system accomplishes this in the background while simultaneously allowing the technologist to process and analyze images previously identified. We believe that no other commercially available system for cytogenetic analysis incorporates this same range of features in one integrated and automated package.

 CytoVision(R) System

   The CytoVision(R) system is a comprehensive chromosome analysis system that integrates standard karyotyping capability with advanced FISH imaging technologies, including color chromosome analysis techniques. The system's computerized image capture and analysis capabilities incorporate pattern recognition and automated chromosome classification algorithms. The system provides automated karyotyping capabilities, a variety of user-defined image enhancement features, and report annotation capabilities and full screen display options. The DNA imaging capability of the CytoVision(R) detects and analyzes signals from DNA probes that have been applied to cell nuclei. CytoVision(R) systems enhance images of often-faint fluorescent DNA probes and provide the operator with a range of optimized analytical tools. The systems may also be upgraded to detect genetic amplifications and deletions in tumor cells utilizing a research technique known as CGH.

   All of the product modules in the CytoVision(R) family are compatible with one another and can be easily integrated into a comprehensive network based system with common data management protocols.

 QUIPS(R) System

   Our QUIPS(R) systems offer advanced FISH imaging tools to researchers worldwide. These systems were among the first to incorporate high sensitivity digital imaging capabilities along with the ability to analyze new DNA probe techniques such as M-FISH and pre-implantation cytogenetics. Based on the Apple(R) Macintosh platform, QUIPS(R) systems allow researchers who have developed techniques on Apple systems to continue their research with the most current hardware and software solutions for the Macintosh. We acquired the QUIPS(R) product line as one part of a 1999 strategic alliance with Vysis, Inc., the leading provider of DNA probe reagents for cancer and prenatal testing.

 PowerGene(R) Systems

   Our PowerGene(R) products are the integrated chromosome analysis systems most often used by the largest commercial clinical laboratories worldwide. With a powerful intuitive user interface that facilitates the training of cytogenetic technologists in a variety of settings, PowerGene(R) systems take full advantage of the ease of use features associated with Apple Macintosh platforms. We acquired the PowerGene(R) product line in July 2000 from International Remote Imaging Systems, Inc.

Cancer Pathology: Micrometastasis Detection

   Micrometastasis is the spread of cancer away from the primary tumor that is not detectable with routine testing methods. Typically, these metastases are too limited in size to be observed using routine examination techniques. The majority of micrometastases are attributable to a subset of cancer known as carcinomas, a malignant growth that arises from epithelial cells found in the skin or the lining of body organs. Carcinomas tend to infiltrate into adjacent tissue and then spread (metastasize) to distant organs such as bone, liver, lung or the brain. The initial application for micrometastases testing is found among patients at the time of initial diagnosis for breast, prostate, colorectal and gastric carcinomas. When micrometastatic cells are identified in distant locations, the staging of the patient's disease will typically change to reflect the presence of distant metastases, an indication of much more advanced disease. This testing is expected to be performed in addition to normal staging parameters and will aid in the most appropriate diagnosis and treatment of these patients.

   This market is large and developing with over 1.2 million new carcinoma cases per year and approximately 6.2 million patients being monitored for the recurrence of cancer on an annual basis. Early detection and treatment of micrometastatic disease would result in improved patient outcomes and significant cost savings to the health care system.

   The potential market for monitoring cancer patients for early disease recurrence encompasses the 2,500 primary cancer centers in the United States, Europe and Japan and is estimated at $300 million annually. In addition, we have initiated pre-clinical trials of blood-based micrometastasis assays that may expand the potential market opportunity for the MDS(TM) and related testing reagents to $500 million annually.

   The numerous commercial and clinical opportunities in the cancer pathology and micrometastasis market are expected to allow us to shift our business model from one that has been largely dependent on capital equipment sales to one that is primarily based upon the recurrent sales of disposable products, such as diagnostic reagent kits or proprietary systems for the isolation of rare cancer cells from blood specimens.

   Our current products marketed to the cancer pathology market are:

 Micrometastasis Detection System (MDS(TM))

   The MDS(TM) consists of a custom scanning microscopy system that has been optimized for the analysis of bone marrow, lymph node and stem cell preparations to detect rare cancer cells that have been stained by a variety of laboratory techniques. The MDS(TM) scans microscope slides to automatically detect the presence of rare cancer cells in the sample. Additionally, the MDS(TM) can genetically characterize these cells for specific gene sequences to determine if a metastasizing cell comes from the patient's primary tumor or if it is a biologically "aggressive" cell. It is capable of identifying cancer cells in concentrations as low as one cancer cell per one million normal cells.

   Designed with fully integrated fluorescent detection capabilities, the MDS(TM) allows researchers to apply an extraordinarily wide range of DNA probes to individual cells in order to characterize them at a molecular level. The system's ability to automatically scan and characterize cancer cells can significantly improve diagnostic efficiency. It is much more accurate, consistent and efficient than manual screening. The ability to detect and characterize micrometastatic cancer cells provides the oncologist with important additional information for the selection of the most appropriate treatment for the patient. The detection of micrometastasis may lead to more aggressive treatment and follow-up than would otherwise be indicated.

   To date, clinical evaluations have shown significant improvements in the ability of pathologists to detect tumor cells when aided by the MDS(TM). Performance has been consistent and reproducible across multiple instruments and sites. In August, 2000 we received 510(k) clearance from the U.S. Food and Drug Administration (FDA) to market the MDS(TM) for detecting micrometastatic cells associated with the spread of cancer. The MDS(TM) has been cleared for in vitro diagnostic use as an aid to pathologists in the detection and classification of specific rare cancer cells in bone marrow specimens.

 Cancer Detection Reagents

   We have obtained an exclusive option for a technology that may allow for the detection of circulating tumor cells in peripheral blood samples. We will initiate pre-clinical trials of this technology, in conjunction with our MDS system, during the first half of 2001. If these pre-clinical data are positive, we plan to develop a consumable reagent kit that will be used to isolate circulating tumor cells. We are also developing our own proprietary antibody test that has been optimized for use with the MDS(TM) system alone, or in conjunction with a circulating tumor cell kit, to detect cancer cells from a wide range of tumor types. We expect to launch this product late in 2001. We are also evaluating strategic and product distribution relationships with companies offering specialized clinical and research reagents targeted at the cancer research market we are pursuing for MDS(TM) placements.

Plant and Animal Genetics

   A highly active area of basic research and commercial product development is the advanced analysis of plant and animal genomes. Researchers apply chromosome analysis techniques to plants and animals that have wide variations in the makeup of their chromosome complements. The analysis of chromosomes from animal and plant species has proven valuable in the development and testing of genetic improvements to crops, in cancer studies using animal models and in different veterinary applications. This market is currently growing and is served by our proprietary Genus(TM) system. Genus(TM) was adapted from technology pioneered on our CytoVision(R) systems. Genus(TM) incorporates flexible modules that allow researchers to customize the system, for studies of specific plant or animal species. Certain of these analytical capabilities have also been made available to Macintosh users of our PowerGene(R) systems.

Sales, Marketing and Distribution

   We currently sell our image analysis products to government and private clinical laboratories, hospital laboratories, research institutions, universities and pharmaceutical companies. In North America, we sell our products directly to end-users. As of December 31, 2000, the North American sales team is comprised of 20 sales and application support specialists. Outside of North America, we sell our products either directly, through independent distributors, or through local agents who are remunerated on a commission basis. We manage our international sales and distribution activities from Applied Imaging International Ltd., a wholly owned subsidiary located in the United Kingdom. As of December 31, 2000, the international sales team is comprised of 18 sales and application support professionals, based in the United Kingdom, France, Germany and Australia. Our primary distributors are located in France, China, Italy, Japan, South Korea and Spain. In addition, we have established a sales representative agreement with Vysis, S.A. where Vysis' European affiliates sell our products on a non-exclusive basis in certain European markets through their direct sales channels.

   Because our products are technically sophisticated, we employ scientifically qualified and highly trained product specialists to support the sales staff in all major markets. Additionally, we offer an annual instrument maintenance program to our customers. Our marketing activities include telemarketing, product advertising and participation in trade shows and product seminars.

Manufacturing

   We assemble and test components and subassemblies made by outside vendors to our specifications and manufacture only when we believe significant value can be added. We order components and subassemblies to forecast and assemble specific configurations on receipt of firm orders. Our investigational and clinical products are subject to regulation by the FDA and all products are subject to regulation by the U.S. Department of Commerce export controls, primarily as they relate to the associated personal computers.

   Under current law, if we manufacture finished devices in the United States, we will be required to comply with the FDA's Quality System Regulation and the State of California's current Good Manufacturing Practice (GMP) regulations. In addition, the FDA and/or the California authorities may inspect our manufacturing facilities on a regular basis to determine such compliance. Our Newcastle, UK facilities are ISO 9001 certified and our software product development systems have been certified as being compliant with the TickIT standard, a specific software development standard.

Research and Development

   Our research and development efforts include various research, product development, clinical evaluation and testing, quality assurance, regulatory and process development activities. The current focus of our research and development efforts is the continued enhancement of the MDS(TM). In addition, we are collaborating with outside investigators and other companies to develop new cancer testing applications for the micrometastasis platform. Our future research and development efforts are expected to include development of additional applications of our current cytogenetic products and additional applications for the MDS(TM).

Patents and Proprietary Rights

   We have aggressively pursued patent protection and to date have been granted ten United States patents. Our patent portfolio also includes multiple patents and pending applications that protect our technology in other countries.

   In addition to patents, we rely upon trade secrets, know-how and contractual arrangements to protect certain of our proprietary information and products. We also generally enter into confidentiality agreements with our employees and consultants designed to both protect our confidential information and prevent the disclosure of confidential information of prior employers and others.

   In June 2000, we signed a multi-year distribution and product development agreement with Digital Scientific, Ltd, a UK-based designer of novel imaging tools for advanced fluorescence microscopy. Under the terms of this agreement, we have the rights to distribute Digital Scientific's SmartCapture family of products. These innovative fluorescence imaging applications are incorporated in our QUIPS(R) PathVysion(TM) system, designed to assist pathology labs with more accurate documentation of three-dimensional, multi-color images of tissue and biopsy specimens.

   We also rely upon trademarks to protect certain of our products, and hold a United States trademark registration for the marks "QUIPS", "CYTOSCAN", "PowerGene" and "RxFISH." We hold registrations for these marks and the mark "CYTOVISION" in certain foreign jurisdictions. We also have certain other trademark rights in the United States and other foreign countries.

Competition

   The market for our cytogenetic products is highly competitive. We believe that our primary competitors in this market include Metasystems, GmbH and Leica Microsystems. The principal competitive factors in this market are product features offered, ease of use, clarity of output, customer service capabilities, price and installed base. We believe that we compete favorably with regard to these factors.

   The market for micrometastasis detection imaging systems is new and under development. Our primary competitors in this market are Chromavision, Inc. and Metasystems.

Government Regulation

   The testing, manufacturing, labeling, distribution, sales, and marketing of our products are subject to government regulation in the United States and in other countries. We believe that our future success will be significantly dependent upon commercial sales of our micrometastasis detection system. We currently market this system for research purposes globally. We have 510(k) clearance for our micrometastasis system in the United States and Europe and plan to seek clearance to market the system for other specific clinical applications in the United States. In the United States, our products are also subject to regulation in the State of California whose requirements in this area include registration with the state and compliance with state GMP regulations.

   Before a new medical device can be introduced into the market, the manufacturer must obtain FDA clearance of a 510(k) or Premarket Approval
(PMA), unless the device is exempt from the requirement of such clearance or approval. A 510(k) clearance will be granted if the submitted information establishes that the device is substantially equivalent to a legally marketed Class I or II medical device or to a legally marketed Class III device that does not itself require an approved PMA prior to marketing ("predicate device"). A 510(k) must contain information to support a claim of substantial equivalence, which may include laboratory test results or the results of clinical studies of the device in humans. The FDA is required to review 510(k) submissions within 90 days, but it generally takes from five to twelve months from the date of submission to obtain 510(k) clearance from the FDA; it may take longer and 510(k) clearance may never be obtained. The FDA may determine that a device is not "substantially equivalent" to a predicate device, or that additional information is needed before a substantial equivalence determination can be made.

   In addition to domestic regulation of medical devices, our current products and the products we have under development are subject to corresponding regulations governing safety processes, manufacturing processes and quality in foreign jurisdictions in which we operate or such products are sold. Upon the adoption of the "In Vitro Diagnostic Medial Device Directive of October 27, 1998, the European Community and its member countries currently are imposing more substantial regulation on in vitro diagnostic devices and equipment-like medical devices, and such regulation may affect the Company's current products and products under development.

   Laboratories who purchase the current products could be subject to the Clinical Laboratory Improvement Amendments of 1988 ("CLIA"), which are intended to ensure the quality and reliability of medical testing conducted in laboratories in the U.S. Our products should support customer compliance with CLIA regulations.

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

   We are also subject to other federal, state, local and foreign laws, regulations and recommendations relating to safe working conditions and good laboratory practices. The extent of government regulation that might result from any future legislation or administrative action cannot be accurately predicted.

Employees

   As of December 31, 2000, we employed a total of 103 persons, including 30 persons in research and development, 10 persons in manufacturing, 49 persons in sales, marketing and customer service and 14 persons in finance and administration. As of December 31, 2001, 60 of the employees were based in the United States, 38 in the United Kingdom, 3 in France, 1 in Germany and 1 in Israel. We are not subject to any collective bargaining agreements and we believe that our relationship with our employees is good.

Risk Factors

   An investment in our common stock involves significant risks. The risks described below are not the only ones that affect us and our business. Additional risks not currently known to us, risks that we deem not material at this time and risks that affect our business generally may also have an effect on us. If any of the risks actually occurs, our business, financial condition or results of operations could be materially adversely affected. As a result, the trading price of our common stock could decline.

   We have a history of operating losses and expect losses to continue in the future, and we may never achieve profitability.

   We have not been profitable since our inception in 1986. We incurred net losses of $8.5 million, $6.0 million and $4.2 million in 1998, 1999 and 2000 respectively. As of December 31, 2000, we had an accumulated deficit of $38.2 million. We expect our operating losses to continue in future periods as we continue our efforts to market our micrometastasis detection system. We do not expect to achieve profitability before 2001 and may never achieve profitability. If we do achieve profitability in any period, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

   We expect quarterly revenue and operating results to vary significantly in future periods, which could cause our stock price to fluctuate. If our operating results are below expectations, our stock price could drop.

   We have experienced significant fluctuations in our quarterly operating results, and we expect to continue to experience fluctuations in the future. Our customers, who are primarily public and private clinical laboratories, research organizations and hospitals, generally operate on annual budgets. Their budgeting cycles and spending practices affect our revenues. Factors that may have an influence on our operating results in any particular quarter include:

  .  demand for our products,

  .  seasonality of our sales,

  . new product introductions by us or our competitors, and the costs and time required for a transition to the new products,

  .  timing of orders and shipments for capital equipment sales,

  . our mix of sales between our distributors, agents, and our direct sales force,

  .  competition, including pricing pressures,

  . timing and amount of research and development expenses, including clinical trial-related expenditures,

  .  foreign currency fluctuations, and

  . delays between our incurrence of expenses to develop new products, including expenses related to marketing and service capabilities, and the timing of sales and payments received for the new products.

   It is possible in the future that our operating results will be below the expectations of public market analysts and investors. If our operating results fall below market expectations, the price of our common stock could drop significantly.

   We have substantial funding requirements. Additional funding may not be available to us or may not be available on acceptable terms.

   We have expended and will continue to expend substantial amounts of money for research and development, preclinical testing, planned clinical investigations, capital expenditures and manufacturing and marketing of our products. Our future research and development efforts, in particular, are expected to include development of additional applications of our current cytogenetic products and additional applications for the micrometastasis detection system, which will likely require additional funds.

   The exact timing and amount of spending required cannot be accurately determined and will depend on several factors, including:

  . progress of our research and development efforts and planned clinical investigations,

  .  competing technological and market developments,

  . commercialization of products currently under development by us and our competitors, and

  .  market acceptance and demand for our products.

   To the extent necessary, we may seek to obtain additional funds through equity or debt financing, collaborative or other arrangements with other companies, bank financing and other sources. If we raise funds by issuing equity securities, you will experience dilution of your holdings in our common stock. We cannot assure you that additional financing will be available when needed or on terms acceptable to us. If adequate and acceptable financing is not available, we may have to delay development or commercialization of certain of our products or license to third parties the rights to commercialize certain of our products or technologies that we would otherwise seek to commercialize. We may also reduce our marketing, customer support or other resources devoted to certain of our products. Any of these actions could have a material adverse effect on our business, financial condition or results of operations.

   We will need to effectively manage our growth in order to achieve profitability. Our failure to manage growth effectively could result in greater net losses.

   If we are able to achieve significant growth in our future sales and to expand the scope of our operations, our management, financial, manufacturing and other capabilities, procedures and controls could be strained. We cannot assure you that our existing or any additional capabilities, procedures or controls will be adequate to support our operations. We may not be able to design, implement or improve our capabilities, procedures or controls in a timely and cost-effective manner. Failure to implement, improve and expand our capabilities, procedures and controls in an efficient and timely manner could reduce our ability to increase sales and have a material adverse effect on our business, financial condition or results of operations.

   The market for medical diagnostic equipment for cancer, prenatal and other genetic tests is extremely competitive.

   The medical diagnostic equipment industry is highly competitive and competition is likely to intensify. Certain of our competitors have greater financial and technical resources and production and marketing capabilities than us. We cannot assure you that these competitors will not succeed in developing technologies and products that are more effective, easier to use or less expensive than those which are currently offered or being developed by us or that would render our technology and products obsolete and noncompetitive. In addition, some of our competitors have significantly greater experience than we have in conducting clinical investigations of new diagnostic products and in obtaining U.S. Food and Drug Administration (FDA) and other regulatory clearances and approvals of products. Accordingly, our competitors may succeed in developing and obtaining regulatory approvals for such products more rapidly than us.

   We operate in a consolidating industry, which creates barriers to our market penetration.

   The healthcare industry in recent years has been characterized by consolidation. Large hospital chains and groups of affiliated hospitals prefer to negotiate comprehensive supply contracts for all of their supply needs at once. Large suppliers can often equip an entire laboratory and offer these hospital chains and groups "one-stop shopping" for laboratory instruments, supplies and services. Larger suppliers also typically offer annual rebates to their customers based on the customer's total volume of business with the supplier. The convenience and rebates offered by these larger suppliers are administrative and financial incentives that we do not offer our customers. The success of our future plans will depend in part on our ability to overcome these and any new barriers resulting from continued consolidation in the healthcare industry.

   Any disruption or delay in the supply of components or custom subassemblies could materially adversely affect our financial condition or results of operation.

   We assemble our products from a combination of (i) commodity technology components, such as computers and monitors, (ii) custom subassemblies, such as automated filter wheels, (iii) proprietary hardware for scanning microscopy and (iv) operating systems and proprietary applications software. Any disruption or delay in the supply of components or custom subassemblies could have a material adverse effect on our business. While we typically use components and subassemblies that are available from alternate sources, any unanticipated interruption of the supply of these components or subassemblies could require us to redesign our products or otherwise delay our ability to assemble our products for sale.

   The marketing and sale of our products requires regulatory approval and on-going certifications. In addition, new laws and regulations governing our products may be enacted. Failure to obtain and maintain required regulatory approvals and certifications could prevent or delay our ability to market and sell our products, which would have a material adverse effect on our business.

   The FDA regulates design, testing, manufacturing, labeling, distribution, marketing, sales and service of our products. Our CytoScan products were marketed until 1994 in the U.S. pursuant to pre-market notifications to the FDA under Section 510(k) of the U.S. Food, Drug and Cosmetic Act. CytoVision(R), the current model of our CytoScan product, is marketed pursuant to this original 510(k) filing. Our QUIPS(R) products are marketed in the U.S. pursuant to an original 510(k) clearance obtained by Vysis, Inc., whose instrumentation business we acquired in 1999. Our PowerGene(R) products are marketed in the U.S. pursuant to an original 510(k) clearance obtained by Perceptive Scientific Instruments, LLC (PSI)., whose U.S. based assets we acquired last year.

   We received 510(k) clearance from the FDA to market the MDS(TM) for in vitro use as an aid to pathologists in the detection and classification of specific rare cancer cells in bone marrow specimens.

   Our products are subject to state regulation, including California's GMP regulations. Laboratories that purchase our current products may be subject to the Clinical Laboratory Improvement Amendments of 1988 (CLIA), which are intended to ensure the quality and reliability of medical testing conducted in U.S. laboratories.

   If we fail to comply with applicable FDA, other federal or state requirements, we could be subject to, among other things, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, distribution, marketing and sales of our products, denial of required governmental approvals, withdrawal of approvals or clearances, a recommendation by the FDA that we or our distributors not be permitted to enter into government contracts and, in some cases, criminal prosecution. In certain circumstances, the FDA could order us to repair, replace or refund the cost of one or more of our products. Any of these actions could have a material adverse effect on our ability to market and sell our products or otherwise on our business, financial condition or results of operations.

   Our products are also subject to ongoing regulatory oversight by the FDA and state agencies, including record-keeping requirements and reporting of adverse experiences with the use of our products. The U.S. Food, Drug and Cosmetic Act and certain state laws, for example, require that our products be manufactured in accordance with the Quality System Regulations (QSRegs). Our manufacturing facilities are subject to periodic inspection by the FDA and certain state agencies to monitor compliance with QSRegs, GMP and other requirements. Violations of applicable regulations noted during inspections may result in prohibitions on manufacturing, distribution and sale of our products until the violations are cured.

   In addition, the regulation of medical diagnostic equipment continues to develop. New laws or regulations could have a material adverse effect on our business, financial condition or results of operations. Delays or our failure to obtain newly required clearances or approvals could restrict our ability to market and sell our products.

   The marketing and sale of our products outside of the U.S. is subject to regulations, which vary from those in the U.S. Failure to obtain and maintain required regulatory approvals could prevent or delay our ability to market and sell our products in international markets.

   The regulatory environment for testing, manufacturing, labeling, distributing, marketing and sale of our products varies from country to country. Currently, some of our products may be subject to pre-market approval in selected countries that are members of the European Union, or the EU. Our products are also subject to other regulatory requirements in those and other countries. Our failure to comply with applicable regulatory requirements could result in fines, injunctions, civil penalties, suspensions or loss of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

   In addition, the regulation of in vitro diagnostic devices (IVDs) and other medical diagnostic equipment continues to evolve. In some countries, we rely on our international distributors for compliance with regulatory requirements. The distributors may not obtain the necessary regulatory approvals and clearances. Any enforcement action by regulatory authorities with respect to regulatory noncompliance may have a material adverse effect on our business, financial condition or results of operations if we are prevented from or delayed in marketing and selling our products in markets outside of the U.S.

   In some countries, the time required to obtain regulatory approval or clearance for marketing and selling of our products is longer than that required by the FDA, and the requirements for clearance or approval differ from the FDA requirements. There may also be additional foreign regulatory barriers that prevent or delay our ability to market or sell our products. In addition, certain countries and customers require evidence of our compliance with international quality standards of the International Standards Organization (ISO). During 2000, we received notification that we had successfully completed a third-party audit of our international operations in Newcastle, England and that, subject to certain conditions, we were certified under ISO 9001 guidelines for manufacturing and distribution operations as well as ISO 9000-3 guidelines for software development practices.

   Our instruments are in compliance with the European Parliament's Electromagnetic Compatibility Directive (the ECD), pursuant to which we are able to apply the CE Mark to our instruments with respect to the ECD. This CE Mark certification is an international symbol of adherence to quality assurance standards and compliance with the ECD.

   The European Parliament has made a distinction between medical devices and IVDs. Our instruments are subject to the requirements of the In Vitro Diagnostic Medical Device Directive (the IVDD). As provided by the IVDD, our medical diagnostic equipment, once approved, may bear the CE Mark with respect to the IVDD as well.

   The EU, however, could redefine our products as being medical devices, therefore subjecting them to the Medical Device Directive (the MDD). A redefinition could have a material adverse effect on our business, financial condition or results of operations if we were restricted from marketing or selling our instruments until being able to comply with the MDD. Moreover, a member state of the EU or any other European country could adopt other laws or regulations that require approval to market and sell our products or that could otherwise have a material adverse effect on our Company's business, financial condition or results of operations.

   We depend on distributors to sell our products outside of North America and the United Kingdom. Sales through our distributors may be lower than direct sales efforts and the distributor arrangements could be terminated before the contract period ends.

   We rely substantially on independent distributors and sales agents to market and sell our products outside of North America and the United Kingdom. We cannot assure you that distributors and agents will devote adequate resources to support sales of our products.

   Under our distribution agreements, we indemnify the distributors against costs, expenses and liabilities relating to litigation regarding our products. Despite our obligations, our distributors may decide to reduce or end their selling efforts until an infringement dispute is resolved or settled.

   Our international sales and operations are a significant portion of our business. Changes in international markets and currency fluctuations could materially adversely affect our financial condition or results of operations.

   We have significant international operations based in the United Kingdom. As of December 31, 2000, approximately 38 employees, constituting approximately 37% of the total number of our employees, were based in our U.K. facilities. We generate a substantial portion of our revenues from outside of the U.S. In 1999 and 2000, we derived approximately 60% and 44% of our total revenues, respectively, from our customers and distributors outside of the U.S. In 2000, our international sales declined 12% compared to 1999. We expect that international sales, including international sales of our cytogenetic products, in particular, will continue to account for a significant portion of our revenues. Accordingly, a continuing decline in our international sales could have a material adverse effect on our business, financial condition or results of operations.

   The international nature of our business subjects us and our representatives, agents and distributors to laws and regulations of the jurisdictions in which we operate and sell our products. Changes in overseas economic conditions, currency exchange rates, foreign tax laws or tariffs or other trade regulations could have an adverse effect on our financial condition or results of operations. For example, most of our international sales are denominated in U.S. dollars, U.K. pounds sterling or European Currency Units. We do not attempt to reduce the risk of currency fluctuations by hedging. Currency fluctuations against the U.S. dollar could substantially reduce our U.S. dollar revenue. Changes in currency exchange rates could also make the products of our competitors less expensive than ours, which could result in our customers purchasing our competitors' products instead of ours.

   Export controls could prevent us from exporting our products to certain countries or customers.

   Our research, investigational and clinical products are subject to regulation by U.S. Department of Commerce export controls, primarily as they relate to the associated computers. These controls could prevent us from exporting our products to certain countries or customers, which could materially adversely affect our business, financial condition or results of operations.

   Our success depends, in part, on our ability to protect our intellectual property rights. We could lose sales and our competitive advantage if we are not able to prevent infringement of our rights.

   We rely primarily on trade secret protection and on our unpatented proprietary know-how in the development and manufacturing of our products. Our trade secrets or proprietary technology could become known or be independently developed by our competitors. Our competitors may develop or acquire equivalent expertise or develop products that render our current or future products uncompetitive or obsolete. In addition, our patents may not be sufficiently broad to protect what we believe to be our proprietary rights. Our issued patents could also be disallowed or circumvented by our competitors.

   Rights granted under our patents may not provide us with significant competitive advantages. Certain companies have filed applications for, and have been issued patents relating to, products or processes that are competitive with certain of our products or processes. We cannot predict how the courts would resolve issues relating to the validity and scope of those applications and patents. An adverse ruling could materially adversely affect our sales with respect to, or our competitive advantage over, our competitors.

   The validity and breadth of claims in medical technology patents involve complex legal and factual questions. We, therefore, cannot assure you that any issued patent or patents based on pending patent applications or any future patent application will exclude any of our competitors. Nor can we assure you that any of our patents in which we have licensed rights will be held valid if subsequently challenged or that others will not claim rights in or ownership of the patents and other proprietary rights held or licensed by us.

   Furthermore, our competitors may have already developed or may develop products that are similar to ours, duplicate our products or design around any patents issued to or licensed by us or that may be issued to or licensed by us in the future. Patent applications in the U.S are maintained in secrecy until patents issue. Patent applications in foreign countries are also maintained in secrecy for a period after filing. Therefore, competitors may have first filed applications for inventions covered by our pending patent applications. We cannot be certain that we will not infringe any patents that may issue on these possible applications.

   In addition, publication of discoveries in scientific and patent literature tends to lag behind actual discoveries and the filing of related patent applications. We have not conducted an extensive search of patents issued to other companies, research or academic institutions or others. Accordingly, patents may exist, may have been filed or could be filed or issued that contain claims relating to our technology, products or processes. Patents issued and patent applications filed in the U.S. or in other countries relating to medical diagnostic equipment are numerous. We cannot assure you that competitors or other parties have not filed or in the future will not file applications for, or have not received or in the future will not receive, patents or obtain additional proprietary rights relating to products or processes used or proposed to be used by us. There are pending applications, which if issued with claims in their present form, could provide proprietary rights to other parties relating to products or processes used or proposed to be used by us. In that case, we may be required to obtain licenses to patents or proprietary rights of others.

   The medical diagnostic equipment industry, in general, is extremely competitive. Litigation among the participants regarding patent and other intellectual property rights is common. Whether or not the litigation has merit, it could be time consuming and expensive for us and divert the attention of our technical and management personnel from other work. We may be involved in litigation to defend against claims of infringement, to enforce our patent rights or to protect our trade secrets. If any other party's claims are upheld in any litigation or administrative proceeding, we could be prevented from exploiting the subject matter of those claims or forced to obtain licenses from the patent owners or to redesign our products or processes to avoid infringement. In the event of any infringement by us, we cannot assure you that we will be able to successfully redesign our products or processes to avoid infringement. Accordingly, an adverse determination in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent us from manufacturing and selling our products, which would have a material adverse effect on our business, financial condition or results of operations.

   Furthermore, we may have to bring costly and time-consuming litigation to enforce our patents, to protect our trade secrets or know-how or to determine the enforceability, scope and validity of the proprietary rights of others.

   Our customers rely substantially on availability of third-party reimbursement. Their failure to obtain sufficient reimbursement from third-party payors could materially adversely affect our financial condition or results of operations.

   Hospitals, physicians and other health care providers in the U.S. that purchase our medical diagnostic equipment generally rely on third-party payors and other sources for reimbursement of health care costs to reimburse all or part of the cost of the procedures in which medical diagnostic equipment is being used. Many third-party payors are moving toward a managed care system in which they contract to provide comprehensive health care for a fixed cost per person. The fixed cost per person established by these third-party payors may be independent of the costs actually incurred for the specific procedures in which our medical diagnostic equipment is used.

   Medicare and other third-party payors are increasingly scrutinizing coverage of new products and the level of reimbursement for covered products. We cannot assure you that third-party reimbursement will continue to be available for our current medical diagnostic equipment or available in the future for our products under development. If hospitals, physicians and other health care providers are unable to obtain adequate reimbursement from third-party payors for the procedures in which our products or products currently under development are intended to be used, our sales could be adversely affected, which could have a material adverse effect on our business, financial condition or results of operations.

   Third-party payors that do not use prospectively fixed payments are increasingly using other cost-containment procedures that may pose administrative hurdles to the use of our products and products currently under development. In addition, third-party payors may deny reimbursement if they determine that our device used in a treatment is unnecessary, inappropriate, experimental, used for a non-approved indication or is not cost-effective. Potential purchasers of our products must determine that the clinical benefits of our products justify the additional cost or the additional effort and uncertainty in obtaining third party payor coverage.

   Market acceptability of our products and products under development in countries outside of the U.S. is also dependent on availability of reimbursement within prevailing health care payment systems in those countries. Reimbursement and health care payment systems in international markets vary significantly by country, and include both government-sponsored health care and private insurance. We cannot assure you that we will be able to obtain international reimbursement approvals in a timely manner, if at all. Failure to receive international reimbursement approvals could have a material adverse effect on market acceptance of our products in the international markets in which such approvals are sought.

   Reimbursement for our products will be subject to increased restrictions both in the U.S. and in international markets. The overall escalating cost of medical products and services will continue to lead to increased pressures on health care industries to reduce the costs of products and services, including our products and products currently under development. We cannot assure you that third-party reimbursement and coverage will be adequate or even available in the U.S. or in any other country. Furthermore, future legislation, regulation or reimbursement policies of third-party payors may adversely affect the demand for our products or products currently under development or our ability to sell our products on a profitable basis. The unavailability of third-party payor coverage or the inadequacy of reimbursement could have a material adverse effect on our business, financial condition or results of operations.

   In addition, fundamental reforms in the health care industry in the U.S. and Europe continue to be considered. We cannot assure you that any reform, if enacted, will not materially adversely affect our business, financial condition or results of operations.

   We depend on key technical, scientific and management personnel. Any difficulty in retaining our current employees or in hiring new employees could materially adversely affect our financial condition or results of operation.

   Our future success depends in significant part upon the continued service of key scientific, technical and management personnel, and our continuing ability to attract and retain highly qualified scientific, technical and managerial personnel. Competition for these personnel is intense, and we cannot assure you that we can retain our key scientific, technical and managerial personnel or that we can attract or retain other highly qualified scientific, technical and managerial personnel in the future. Our key employees include Jack Goldstein, Ph.D., our Chairman, Carl Hull, our President and Chief Executive Officer, Barry Hotchkies, our Chief Financial Officer, Padraig O'Kelly, our Vice President-Operations, Dan Bowman, our Vice President-Worldwide Sales and Marketing and Diane Oates, our Vice President-Regulatory and Quality Systems.

   We have taken steps to retain our key employees, including the granting of stock options that vest over time, and we have entered into employment agreements with key employees. The loss of key personnel, especially if without advanced notice, or the inability to hire or retain qualified personnel, could have a material adverse effect upon our business, results of operations and financial condition. Furthermore, we have no key man life insurance on any of our key employees.

   In addition, some companies have adopted a strategy of suing or threatening to sue former employees and their new employers to discourage those employees from leaving. As we hire new employees from our current or potential competitors, we may become a party to one or more lawsuits involving our employees. Any future litigation against us or our employees, regardless of the merit or outcome, may result in substantial costs and expenses to us and may divert management's attention away from the operation of our business.

   Undetected errors or failures in our software could materially adversely affect our financial condition or results of operations.

   Our cytogenetic and micrometastasis detection products and products under development involve a software component that facilitates the detection of genetic and cellular abnormalities through the interaction of certain imaging algorithms with the sample under examination. The software, including any new versions that may be released, may contain undetected errors or failures. We cannot assure you that, despite testing by us and our customers, all errors will be found in the software components of our products. Errors in our software could result in loss or delay in market acceptance or otherwise result in a material adverse effect on our business, financial condition or results of operations from lost sales or litigation.

   NASDAQ could remove our common stock from the NASDAQ National Market, which could materially adversely affect your investment in our common stock.

   Our common stock is quoted on the NASDAQ National Market. NASDAQ recently promulgated new rules, which make continued listing of companies on both the NASDAQ National Market and the NASDAQ SmallCap Market more difficult, and significantly increased its enforcement efforts with regard to the listing standards. If we continue to experience losses from operations, we may be unable to maintain the standards for continued quotation on the NASDAQ National Market, and the shares of our common stock could be subject to removal from the NASDAQ National Market. Trading in our common stock would therefore likely be conducted on the NASDAQ SmallCap Market, which is a significantly less liquid market than the NASDAQ National Market. As a result, an investor could find it more difficult to dispose of our common stock.

   In addition, if our common stock were removed from the NASDAQ National Market and could not qualify for listing on the NASDAQ SmallCap Market, our common stock could be subject to the so-called "penny stock" rules that impose additional sales practice and market making requirements on broker-dealers who sell and/or make a market in those securities. Consequently, failure to qualify for listing on, or removal from, the NASDAQ SmallCap Market, if it were to occur, could affect the ability or willingness of broker-dealers to sell and/or make a market on our common stock and the ability of purchasers of our common stock to sell their securities in the secondary market. Certain "penny stock" rules apply, however, even if our common stock is quoted on the NASDAQ SmallCap Market if our stock price is below $5.00 per share. These rules could further limit the market liquidity of our common stock and the ability of investors to sell our common stock in the secondary market.

   A successful product liability claim brought in excess of our insurance coverage could have a material adverse effect on our financial condition or results of operation.

   The manufacture and sale of our products involve the risk of product liability claims. We cannot assure you that the coverage limits of our insurance policies will be adequate in the event we are successfully sued. We evaluate our coverage limits on a regular basis and in connection with the introduction of products currently under development. However, liability insurance is expensive and may not be available on commercially reasonably terms, if at all, or in sufficient coverage amounts to cover all eventualities. A successful claim brought against us in excess of our insurance coverage could have a material adverse effect on our business, results of operations or financial condition.

   Insiders have substantial control and could delay or prevent a change in corporate control.

   Certain of our stockholders, including certain executive officers and directors and their affiliates, own approximately 58% of our outstanding common stock. These stockholders will, to the extent they act together, have the ability to exert significant influence and control over matters requiring the approval of our stockholders. Their interests may be different from yours. Matters that typically require stockholder approval include: (i) election of directors; (ii) approval of a merger or consolidation; and (iii) approval of a sale of all or substantially all of our assets. Accordingly, you may not be able to influence any action we take or consider taking, even if it requires a stockholder vote.

   Our stock price has been volatile. It will likely be volatile in the future. You could lose all or a portion of your investment.

   The market prices for securities, generally, and for medical diagnostic instrument companies, in particular, including our common stock, have historically been highly volatile. Investment in our common stock is risky, and you could lose all or part of your investment. Many factors could cause the market price of our stock to fluctuate, perhaps substantially, including the announcement of:

  .  technological innovations or new products,

  . developments concerning proprietary rights, including patents and litigation matters,

  . publicity regarding actual or potential results with respect to products under development,

  .  regulatory developments in the U.S. or other countries,

  .  developments in relationships with partners or distributors,

  .  public concern as to the safety of new technologies, or

  . changes in financial estimates by securities analysts or our failure to meet those estimates.

   In addition, changes in our operating results may cause the market price of our common stock to fluctuate.

   Any future sale of a substantial number of shares eligible for resale could depress the trading price of our stock, lower our value and make it more difficult for us to raise capital.

   According to Forms 13D and 13G filed by our stockholders, approximately 5,955,936 shares of our common stock and warrants (representing approximately 37% of the total shares outstanding) are held by affiliates and are therefore subject to volume limitations pursuant to Rule 144. In the event any of such stockholders ceases to be an affiliate (for example, by resigning from the Board of Directors and holding less than 10% of the shares outstanding), (i) certain of the shares held by such stockholder will be eligible for immediate resale in the public market and (ii) pursuant to Rule 144(k), certain of such shares will no longer be subject to the manner of sale and volume limitations of Rule 144 and will be eligible for resale in the public market after 90 days from the date such stockholder ceases to be an affiliate. Any sale of a substantial number of shares may have the effect of depressing the trading price of our common stock. In addition, these sales could lower our value and make it more difficult for us to raise capital.

   Anti-takeover provisions in our charter documents and Delaware law could prevent or delay a change in control of our company.

   Certain provisions of our current Certificate of Incorporation and Bylaws may have the effect of making it more difficult for a third party to acquire us, or discouraging a third party from attempting to acquire us. Such provisions could limit the price that certain investors might be willing to pay in the future for shares of our common stock. Certain of these provisions provide for the elimination of the right of stockholders to act by written consent without a meeting and specify procedures for director nominations by stockholders and submission of other proposals for consideration at stockholder meetings. In addition, we have adopted a Preferred Shares Rights Agreement, sometimes referred to as a poison pill, designed to prevent hostile takeovers not approved by the Board of Directors.

   On May 28, 1998, the Board of Directors adopted a Stockholders Rights Plan ("Rights Plan") to strengthen the Board of Directors ability to protect the Company's stockholders. The Rights Plan is designed to protect against abusive or coercive takeover tactics that are not in the best interests of the Company and its stockholders. To implement the Rights Plan, the Board of Directors declared a dividend of one preferred share purchase right (a "Right") for each outstanding share of common stock, par value $0.001 per share, held on record as of June 15, 1998,. Each Right represents a contingent right to purchase, under certain circumstances, one one-thousandth of a share (a "Unit") of Series A Participating Preferred Stock, par value $0.001 per share (the "Preferred Stock"), of the Company at a price of $50.00 per Unit, subject to adjustment. The Rights become exercisable and trade independently from the Company's common stock: (i) 10 days after the acquisition by a person or group of 20% or more of the Company's common stock; or, (ii) ten business days after commencement of a tender or exchange offer that would result in the acquisition of 20% or more of the Company's common stock. Each share of Preferred Stock purchased upon exercise of the Rights will be entitled to a dividend equal to 1,000 times any dividend declared per share of common stock and will have one thousand votes, voting together with the common stock. In the event of a liquidation, each share of Preferred Stock will be entitled to receive an amount equal to 1,000 times any payment made per share of common stock.

   We also are authorized to issue 6,000,000 shares of undesignated preferred stock. We may issue such shares of preferred stock without stockholder approval and upon such terms as our Board of Directors may determine. The issuance of preferred stock may have the effect of delaying, deferring or preventing a change of control, may discourage bids for our common stock at a premium over the market price and may adversely affect the market price or the voting and other rights of our common stock.

   At present, we have no plans to issue any of the preferred stock. The rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock.

   Certain provisions of Delaware law could also delay or make more difficult a merger, tender offer or proxy contest involving us, including Section 203 of the Delaware General Corporation Law, which prohibits a Delaware corporation from engaging in any business combination with any interested stockholder for a period of three years unless certain conditions are met.

Item 2. PROPERTIES

   Our corporate headquarters are located in an approximately 14,000 square foot facility in Santa Clara, California, under a lease, which terminated November 30, 2000. We are currently operating under a month-to-month lease. We are evaluating alternative premises and expect to complete selection of new premises during the second quarter of 2001. We believe that alternative premises are available for relocation of our headquarters based on commercially reasonable terms. In the United Kingdom, we lease an approximately 12,500 square foot facility in Newcastle under a lease that terminates in July 2008. We also lease approximately 9,000 square feet in League City, Texas to house the product development and commercial support organizations for our recently acquired PowerGene(R) product line. This lease expires in August 2001. Approximately one-third of this latter space is sub-leased to a third party.

Item 3. LEGAL PROCEEDINGS

   We are not party to any material legal proceedings.

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

                                                                  High     Low
                                                                 ------- -------
     2000
     First Quarter.............................................. 8 1/8   1 1/16
     Second Quarter............................................. 4 1/4   1 19/32
     Third Quarter.............................................. 7 13/64 2
     Fourth Quarter............................................. 4 3/4   2 1/8
     1999
     First Quarter.............................................. 2 1/4   3/8
     Second Quarter............................................. 3       3/4
     Third Quarter.............................................. 1 5/8   3/4
     Fourth Quarter............................................. 1 13/16 11/16

   As of March 26, 2001, the number of common stockholders of record was 125. The Company currently intends to retain any earnings for use in its business and has not in the past, nor does it anticipate paying in the foreseeable future any cash dividends.

Item 6. SELECTED CONSOLIDATED FINANCIAL DATA

   The following selected consolidated financial data should be read in conjunction with the Company's audited consolidated financial statements and related notes thereto and with Management's Discussion and Analysis of Financial Condition and Results of Operations, which are included elsewhere in this Form 10-K. The consolidated statement of operations data for the years ended December 31, 2000 and 1999 and the consolidated balance sheet data at December 31, 2000 and 1999 are derived from, and are qualified by reference to, the consolidated financial statements which have been audited by PricewaterhouseCoopers LLP. The consolidated statement of operations data for the year ended December 31, 1998 are derived from, and qualified by reference to, the consolidated financial statements which have been audited by KPMG, LLP and are included in this Form 10-K. The consolidated statement of operations data for the years ended December 31, 1997 and 1996 and the consolidated balance sheet data at December 31, 1998, 1997 and 1996 are derived from consolidated financial statements which have been audited by KPMG, LLP and are not included in this Form 10-K.

                                        Year Ended December 31,
                              ------------------------------------------------
                                2000      1999      1998      1997      1996
                              --------  --------  --------  --------  --------
                                 (In thousands, except per share data)
Consolidated Statement of
 Operations Data:
Revenues:
  Product sales.............  $ 13,037  $ 11,533  $  9,077  $ 10,513  $  9,333
  Software maintenance and
   service..................     3,652     2,655     2,650     2,677     2,663
                              --------  --------  --------  --------  --------
    Total revenues..........    16,689    14,188    11,727    13,190    11,996
  Cost of revenues..........     7,564     6,744     6,053     6,340     6,048
                              --------  --------  --------  --------  --------
    Gross profit............     9,125     7,444     5,674     6,850     5,948
                              --------  --------  --------  --------  --------
Operating Expenses:
  Research and development..     3,525     4,299     6,662     7,381     3,667
  Sales and marketing.......     6,409     5,232     4,950     3,740     3,088
  General and
   administrative...........     2,964     3,138     2,721     3,639     2,088
  Amortization of
   Intangibles..............       280       124       --        --        --
  Restructuring costs.......                 818       353       --        --
                              --------  --------  --------  --------  --------
    Total operating
     expenses...............    13,178    13,611    14,688    14,760     8,843
                              --------  --------  --------  --------  --------
  Operating loss............    (4,053)   (6,167)   (9,012)   (7,910)   (2,895)
  Other (expense) income....      (140)      158       541       398        14
                              --------  --------  --------  --------  --------
Net loss....................  $ (4,193) $ (6,009) $ (8,471) $ (7,512) $ (2,881)
                              ========  ========  ========  ========  ========
Net loss per share basic and
 diluted....................  $  (0.31) $  (0.50) $  (0.86) $  (1.03) $  (1.43)
                              ========  ========  ========  ========  ========
Shares used to calculate
 basic and diluted net loss
 per share..................    13,594    11,930     9,850     7,324     2,020
                                        Year Ended December 31,
                              ------------------------------------------------
                                2000      1999      1998      1997      1996
                              --------  --------  --------  --------  --------
                                             (In thousands)
Balance Sheet Data:
Cash, cash equivalents and
 short-term investments.....  $  7,012  $  8,406  $ 11,728  $  8,378  $ 12,318
Working capital.............     6,505     7,132    10,753     7,171    10,700
Total assets................    19,442    19,744    18,808    14,714    16,473
Non-current portion of bank
 debt.......................       500     1,167       --        --        --
Non-current of deferred
 revenues...................       345       518       --        --        --
Non-current of notes
 payable....................                 250       --        --        --
Lease obligation............         9        37        64        89       229
Accumulated deficit.........   (38,206)  (34,013)  (28,004)  (19,533)  (12,021)
Total stockholders' equity..     9,483     8,612    12,343     8,943    12,005

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The information set forth in this Item 7 below contains forward-looking statements, , and our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth below under "Factors That May Affect Future Results," and those set forth under Item One on this document, including "Risk Factors".

Overview

   The Company was founded in 1986 to develop, manufacture, and market automated genetic imaging systems for use in cytogenetic laboratories for cancer testing, prenatal testing and other genetic testing applications. We sell our products to government and private clinical laboratories, research institutions, universities, and pharmaceutical companies located in the United States, Canada, Europe, and the Pacific Rim. We also market imaging systems designed for use in plant and animal genetic research programs. In addition, we recently introduced and have received FDA clearance for a clinical system to detect micrometastatic cancer cells in bone marrow from cancer patients. This system and its research capabilities allows physicians to better determine the initial staging of cancer cases, to detect disease recurrence earlier than is currently possible and to genetically characterize cancer cells.

   We are headquartered in Santa Clara, California, and have facilities in League City, Texas and the United Kingdom. We are the world's leading provider of automated cytogenetic instrument systems. Our products are sold worldwide through a direct sales force, third-party distributors and independent sales representatives. We employ approximately 100 people worldwide.

   We have an installed base of over two thousand instruments in one thousand laboratories and clinics in more than 35 countries. Our CytoVision(R), PowerGene(R) and QUIPS(R) systems are widely utilized because of their ability to analyze human chromosome preparations using powerful software classification algorithms and a specialized user interface. These systems also incorporate the capability to analyze and record images produced by advanced genetic research assays that employ fluorescent in situ hybridization ("FISH") or comparative genomic hybridization ("CGH") methods.

   Our Micrometastasis Detection System (MDS(TM)) combines the ability to find targeted cancer cells using brightfield microscopy techniques with our decade-long experience in fluorescence microscopy imaging and analysis. Taken together, these technologies allow us to analyze the proteins on or within a cell while simultaneously assessing which genes within that cell have been activated or expressed. Both protein and gene expression data are emerging as required parameters when assessing the precise nature of a given tumor or cancer cell. Gene expression data are increasingly being used to determine appropriate cancer therapies.

   Our operating results have fluctuated significantly in the past on an annual and quarterly basis. We expect that operating results will fluctuate significantly from quarter to quarter and year to year in the future and will depend on a number of factors. These factors include, but are not limited to, demand for our products, timing of capital equipment orders and shipments, competition and its related pricing pressures, and seasonal factors, many of which are outside of our control.

   On July 6, 2000 we acquired the United States-based genetic imaging business of Perceptive Scientific Instruments, LLC (PSI) from International Remote Imaging Systems, Inc. The acquisition was accounted for as a purchase. The consideration paid was 385,371 shares of common stock valued at $915,000, the assumption of certain liabilities, and potential future cash payments to a maximum of $0.9 million based on the future performance of the business. The excess of the purchase price over the net identifiable assets was allocated to goodwill. We have recorded the goodwill at approximately $578,000 and are amortizing this amount over ten years.

   On December 14, 2000, we completed a private placement of 1,280,908 shares of our common stock to two institutional investors (purchasing for five separate funds) at a purchase price of $2.75 per share. The purchase price was negotiated with the investors and represented a discount from the previous day's closing price of $3.00 per share as reported by the Nasdaq National Market System. Warrants were also issued to the investors entitling them to purchase an additional 422,700 shares of our common stock at an exercise price of $3.75 per share. Additional shares and warrants may be issuable to the investors under anti-dilution provisions of the Stock Purchase Agreement between the Company and the investors, and terms of the warrants issued to the investors.

Results of Operations

Fiscal 2000 Compared With Fiscal 1999

   Revenues. Revenues increased to $16.7 million in 2000 from $14.2 million in 1999, an increase of 18%. This reflected a revenue increase of 62% in North America and a decrease of 12% in the rest of the world. The decrease in the rest of the world reflected weak economic conditions and the strength of the U.S. dollar versus the British pound and the European Currency Unit (Euro). Sales, particularly in North America, benefited from the purchase of the PowerGene(R) instrument business from International Remote Imaging Systems, Inc. on July 6, 2000. For 2000 and 1999 revenues derived outside of North America were approximately 44% and 60% of total revenues, respectively, reflecting increased North American instrument sales during 2000.

   Service contract and software maintenance revenues at $3.7 million in 2000 increased 38% from the $2.7 million recorded in 1999, reflecting the increased emphasis placed on marketing service contracts to our customers. In addition, grant proceeds amounted to $213,000 compared to $99,000 in 1999. Grant revenues fluctuate based on the completion of milestones for existing programs and the receipt of any new grant awards.

   Cost of Revenues. Cost of revenues as a percentage of revenues was 45% in 2000 compared to 48% for 1999. The lower costs as a percent of revenues are due to the benefit of improved instrument pricing in the U.S. and the impact of the reversal of a royalty-related accrual that was no longer required in the second quarter of 2000 ($254,000). In addition, the Company reduced its warranty accrual by $160,000 in the third and fourth quarters of 2000 reflecting improved experience with warranty claims.

   Research and Development Expenses. Research and development expenses of $3.5 million in 2000 decreased approximately $0.8 million, or 18%, from 1999 levels. The decrease is primarily due to reduced direct expenditures on prenatal genetics programs as we focused our product development efforts on the cancer research and cancer pathology markets. Reflecting this change, research and development costs were 21% and 30% of total revenues for 2000 and 1999, respectively.

   Sales and Marketing Expenses. Sales and marketing expenses increased to $6.4 million in 2000 from $5.2 million in 1999. In 2000 and 1999 sales and marketing expenses as a percentage of total revenues were 38% and 37%, respectively. The increase in spending in 2000 is due primarily to higher commission and travel expenses as a result of increased sales in North America. There was also an increase in sales personnel and marketing expenses related primarily to the introduction of the new Genus(TM) and MDS(TM) products.

   General and Administrative Expense. General and administrative expenses in 2000 amounted to $3.0 million compared to $3.1 million in 1999, a decrease of 6%. As a percentage of revenue, general and administrative costs were 18% of total revenues for 2000 compared to 22% for 1999. The reduction in the absolute amount of spending and percentage of sales ratio is due to our continued focus on cost effectiveness and the favorable effects of restructuring programs completed in 1999.

   Amortization of Intangibles. Amortization expense amounted to $280,000 in 2000 and $124,000 in 1999. Amortization expense relates to the amortization of the intangible assets that included goodwill and intellectual and software property in connection with our acquisition of the cytogenetic imaging business of Vysis Inc. on July 16, 1999 and the PowerGene(R) product line on July 6, 2000.

   Restructuring. There were no restructuring expenses in 2000. Results for 1999 included an $818,000 charge relating to the transition from prenatal genetics programs to cancer research and cancer pathology markets. We eliminated 15 mostly R&D positions in 1999 in the United States and United Kingdom facilities. Of the $818,000 charge, $302,000 of non-cash costs was incurred, $255,000 of costs was paid in 1999 and the balance was paid in 2000.

   Other Income (Expense). In 2000, other expense amounted to $140,000 compared to other income of $158,000 in 1999. The other expense total for 2000 represented a decrease in interest income, increased interest expenses related to higher average borrowings and an increase in foreign exchange losses due to the strength of the U.S. dollar against the British pound.

Fiscal 1999 Compared With Fiscal 1998

   Revenues. Revenues increased to $14.2 million in 1999 from $11.7 million in 1998. This 21% increase in revenues was principally due to the acquisition of the Vysis QUIPS(R) product line and the launch of two new products--Genus(TM) and MDS(TM). Service contract and software maintenance revenues at $2.7 million were the same as in 1998. In 1999, we received $99,000 of grant proceeds as revenues compared to $287,000 in the prior year. Grant revenues fluctuate based on the completion of milestones for existing programs and the receipt of any new grant awards. For 1999 and 1998 revenues derived outside of North America were approximately 60% and 63% of total revenues, respectively, reflecting increased North American instrument sales during 1999.

   Cost of Revenues. Cost of revenues as a percent of total sales decreased to 48% in 1999 from 52% in 1998. The decrease in cost of revenues as a percentage of total revenues is attributable to lower costs for raw materials and lower licensing fees achieved by converting the CytoVision(R) product line from Unix to Windows NT(R) and, to a lesser extent, by increased average instrument selling prices.

   Research and Development Expenses. Research and development expenses of $4.3 million decreased approximately $2.4 million from 1998 levels. The decrease was primarily due to reduced direct expenditures on the fetal cell isolation project. Reflecting this change, research and development costs were 30% and 57% of total revenues for 1999 and 1998, respectively.

   Sales and Marketing Expenses. Sales and marketing expenses increased to $5.2 million in 1999 from $5.0 million in 1998. In 1999 and 1998 sales and marketing expenses as a percentage of total revenues were 37% and 42%, respectively. The increase in spending in 1999 was primarily attributable to investment in additional marketing and sales personnel to support the products acquired from Vysis and to launch our new instrumentation systems.

   General and Administrative Expense. General and administrative expenses in 1999 amounted to $3.1 million, increasing approximately $400,000 over 1998. This increase was primarily due to higher spending on quality assurance costs for ISO certification, regulatory preparation for a 510(k) submission for our micrometastasis detection system and to fees associated with a distributor shut down.

   Amortization of Intangibles. During 1999, the Company began amortizing intangible assets which included goodwill and intellectual and software property acquired in connection with its purchase of the cytogenetic imaging business of Vysis Inc. in 1999. Total amortization in 1999 amounted to $124,000, representing a partial year of amortization expense.

   Restructuring. To focus on the execution of its sales and marketing strategy and to transition from working in fetal cell research to work in cancer metastasis, and to reduce operating costs, we eliminated 15 mostly R&D positions in 1999 at both our United States and United Kingdom facilities. The consolidated statement of operations for 1999 includes an $818,000 charge relating to the severance costs of these terminated employees and certain costs associated with discontinued products. As of December 31, 1999, $255,000 of these costs had been paid, $302,000 were non-cash and the balance was paid in 2000. The estimated future annual cost savings as a result of the restructuring is $1.1 million.

   During the quarter ended June 30, 1998, plans were developed to reduce operating costs by eliminating selected positions in both the United States and United Kingdom facilities. The consolidated statements of operations for 1998 includes a $353,000 charge relating to the severance costs of these terminated employees.

   Other Income. In 1999 other income amounted to $158,000 compared to $541,000 of other income in 1998. The other expense total for 1999 represented a decrease in interest income of $97,000, increase in interest expense of $47,000, an increase in foreign exchange loss of $211,000, and provision for taxes of $31,000.

Factors That May Affect Future Results

   We have experienced significant fluctuations in our quarterly operating results in the past, and we expect to continue to experience fluctuations in the future. Our customers, who are primarily public and private clinical laboratories, research organizations and hospitals, generally operate on annual budgets. Their budgeting cycles and spending practices affect our revenues. Other factors that may have an influence on our operating results in any particular quarter include: adverse results in our clinical studies, delay in the introduction or shipment of new products, increased competition, adverse changes in the economic conditions in any of the several countries in which we do business, a slower growth rate in our target markets, order deferrals in anticipation of new product releases, lack of market acceptance of new products, the uncertainty of FDA or other domestic and international regulatory clearances or approvals.

   Due to the factors noted above, our future earnings and stock price may be subject to significant volatility, particularly on a quarterly basis. It is possible that our future operating results will be below the expectations of public market analysts and investors. If our operating results fall below market expectations, the price of our common stock could decline significantly.

   We have substantial funding requirements. Additional funding may not be available to us or may not be available on acceptable terms.

   We have expended and will continue to expend substantial amounts of money for research and development, preclinical testing, planned clinical investigations, capital expenditures and manufacturing and marketing of our products. Our future research and development efforts, in particular, are expected to include development of additional applications of our current cytogenetic products and additional applications for the micrometastasis detection system, which will likely require additional funds.

   The exact timing and amount of spending required cannot be accurately determined and will depend on several factors, including:

  . progress of our research and development efforts and planned clinical investigations,

  . competing technological and market developments,

  . commercialization of products currently under development by us and our competitors, and

  . market acceptance and demand for our products.

   If adequate and acceptable financing is not available, we may have to delay development or commercialization of certain of our products or license to third parties the rights to commercialize certain of our products or technologies that we would otherwise seek to commercialize. We may also reduce our marketing, customer support or other resources devoted to certain of our products. Any of these actions could have a material adverse effect on our business, financial condition or results of operations.

Liquidity and Capital Resources

   As of December 31, 2000, we had cash, cash equivalents and short-term investments of $7.0 million and working capital of $6.5 million, compared to $8.4 million and working capital of $7.1 million, respectively, at

December 31, 1999. The company maintains its cash equivalents and short term investments primarily in maturities of 90 days or less. For the year ended December 31, 2000, cash used by operations totaled $4.1 million, compared to $5.0 million and $8.2 million in 1999 and 1998 respectively. The decrease in cash used by operations from 1999 to 2000 was primarily attributable to reduced losses and an increase in deferred revenues (reflecting higher sales). These were partially offset by a reduction in accounts payable and accrued expenses of $0.5 and $0.6 million, respectively, excluding the effect of the PSI purchase. In addition, we invested $304,000 in 2000 for purchases of capital equipment compared to $515,000 in 1999.

   On July 6, 2000 we acquired the United States-based genetic imaging business of PSI from International Remote Imaging Systems, Inc. The consideration paid was 385,371 shares of common stock valued at $915,000, the assumption of certain liabilities, and potential future cash payments to a maximum of $0.9 million based on the future performance of the business. No such performance payments were required in 2000.

   On December 14, 2000, we completed a private placement of $3.5 million with the sale of 1,280,908 shares of our common stock to two institutional investors (purchasing for five separate funds) at a purchase price of $2.75 per share. The company received proceeds of $3.2 million from the private placement net of issuance costs of $0.3 million. The purchase price was negotiated with the investors and represented a discount from the previous day's closing price of $3.00 per share as reported by the Nasdaq National Market System. Warrants were also issued to the investors entitling them to purchase an additional 422,700 shares of our common stock at an exercise price of $3.75 per share. Additional shares and warrants may be issuable to the investors under anti-dilution provisions of the Stock Purchase Agreement between the Company and the investors, and terms of the warrants issued to the investors.

   In November 1999, the Company raised $2.0 million of additional equity via a private placement of one million shares of its Common Stock at a price of $2.00 per share. The investors also entered into an exclusive distribution agreement for the Company's products. The price exceeded the closing price of the Company's Common Stock as reported on the Nasdaq National Market System. As part of the private placement, the Company recognized deferred 22 revenue of $720,000 to be amortized over 50 months, the term of the distribution agreement. As of December 31, 2000, the remaining balance of the deferred revenue as a result of this private placement was $518,000.

   In September 1999, the Company established a $2 million, three-year term loan with Silicon Valley Bank (the Bank). The loan calls for monthly principal payments of $55,556 plus interest and bears interest at prime plus one and a quarter percent (10.75% at December 31, 2000). In June 2000, the Company expanded the loan agreement to include a $500,000 revolving line of credit. At December 31, 2000, the amounts outstanding on the loan and line of credit were $1,167,000 and $500,000, respectively.

   This loan agreement carries certain restrictive covenants that require the Company to maintain certain levels of liquidity, minimum and maximum total liabilities to tangible net worth ratios and maximum loss levels. The Company violated certain of these covenants at various points during 2000 and has received waivers through December 2000 for those specific covenant violations from the Bank. In August 2000, the Company and the Bank agreed to an amendment of the loan agreement, which established a "cash cure" provision, requiring the Company to restrict cash equal to the outstanding balance. The "cash cure" provision allows the bank to secure the amounts owed with the restricted cash should the Company be out of compliance with the liquidity covenant. At December 31, 2000, the Company had restricted cash of $1,667,000 related to this provision.

   Applied Imaging International, Limited has a (Pounds)750,000 gross and (Pounds)500,000 net unsecured revolving line of credit with an international bank that is guaranteed by the Company. Under the line of credit the Company also has the ability to borrow additional amounts based on cash deposits held by the bank up to a maximum additional amount of (Pounds)250,000. The line of credit is available until March 31, 2001 and, while the Company expects an extension, any outstanding balance is due on demand after that date if no extension is granted. The line of credit bears interest at 3% above the bank's base rate, for borrowings up to (Pounds)500,000 and 6% for borrowings over (Pounds)500,000. The base rate was 6.0% as of December 31, 2000. As of December 31, 2000 amounts outstanding under this facility amounted to $762,000. The weighted average interest rate on short-term borrowings by the Company as of December 31, 2000 was 8.965%.

   In July 1999, we acquired certain cytogenetic instrumentation assets of Vysis. Total consideration paid was $2,350,000 consisting of 497,368 shares of the Company's Common Stock, a cash payment of one million dollars and installment payments of $500,000 paid July 16, 2000 and $250,000 paid January 16, 2001. These payments have been made to Vysis.

   Since our formation in July 1986 through December 2000, we have generated an accumulated deficit of approximately $38.2 million. We expect negative cash flow from operations to continue into at least 2001, as we continue the development of our micrometastasis detection systems, conduct clinical trials required for FDA clearance of new products, expand our marketing, sales and customer support capabilities, and add administrative infrastructure. We currently estimate that our capital resources will enable us to meet our short-term capital needs through 2001. However, our long-term capital needs may require us to seek to obtain additional funds through equity or debt financing, collaborative or other arrangements with other companies, bank financing and other sources. If we raise funds by issuing equity securities, you will experience dilution of your holdings in our common stock. We cannot assure you that additional financing will be available when needed or on terms acceptable to us. If adequate funds are not available, we could be required to delay development or commercialization of certain products, to license to third parties the rights to commercialize certain products or technologies that we would otherwise seek to commercialize ourselves, or to reduce the marketing, customer support, or other resources devoted to product development. Accordingly, our failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on our business, results of operations, and financial condition. There can be no assurance, however, that we will not be required to seek capital at an earlier date. The timing and amount of spending of such capital resources cannot be accurately determined at this time and will depend on several factors, including but not limited to, the progress of our research and development efforts and clinical investigations, the timing of regulatory approvals or clearances, competing technological and market developments, commercialization of products currently under development and market acceptance and demand for our products. In addition, as opportunities arise, capital may also be used to acquire businesses, technologies or products.

 Recent Accounting Pronouncements

   In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards of derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In July 1999, the Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133" ("SFAS 137"). SFAS 137 deferred the effective date until fiscal years beginning after June 15, 2000. The Company will adopt SFAS No. 133, as amended, in 2001. The Company has not, to date, engaged in derivative and hedging activities.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK DERIVATIVES AND FINANCIAL INSTRUMENTS

 Foreign currency hedging instruments

   We transact business in various foreign currencies. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. This exposure is primarily related to revenues and operating expenses in the U.K. denominated in the respective local currency.

   We currently do not use financial instruments to hedge operating expenses in the U. K. denominated in the respective local currency. Instead, we believe that a natural partial hedge exits, because local currency revenues will substantially offset the operating expenses denominated in the respective local currency. We assess the need to utilize financial instruments to hedge currency exposure on an ongoing basis. As of December 31, 2000 we had no hedging contracts outstanding.

   We do not use derivative financial instruments for speculative trading purposes, nor do we hedge our foreign currency exposure in a manner that entirely offsets the effects of changes in foreign exchange rates. We regularly review our hedging program and may as a part of this review determine at any time to change our hedging program.

 Fixed income investments

   Our exposure to market risks due to changes in interest rates relates primarily to investments in debt securities issued by U.S. government agencies and corporate debt securities. We place our investments with high credit quality issuers and, by policy, limit the amount of the credit exposure to any one issuer.

   Our general policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting market and credit risk. All highly liquid investments with maturity of three months or less at the date of purchase are considered to be cash equivalents; investments with maturities over three months are considered to be short-term investments. The weighted average pre-tax interest rate on the investment portfolio is approximately 5.6%.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and Stockholders
Applied Imaging Corp.:

   In our opinion, the accompanying consolidated balance sheet as of December 31, 2000, and 1999 and the related consolidated statements of operations and comprehensive loss, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Applied Imaging Corp. and its subsidiaries at December 31, 2000, and 1999, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the years ended December 31, 2000 and 1999 listed in the index appearing under Item 14(a)(2) on page 55 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. The financial statements of the Company for the year ended December 31, 1998 were audited by other independent accountants whose report dated February 5, 1999 expressed an unqualified opinion of those statements.

                                          PricewaterhouseCoopers LLP

San Jose, CA
February 9, 2001

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors
Applied Imaging Corp.:

   We have audited the accompanying consolidated statements of operations, stockholders' equity, and cash flows of Applied Imaging Corp. and subsidiaries for the year ended December 31, 1998. In connection with our audit of the consolidated financial statements for the period indicated above, we have also audited the consolidated financial statement schedule of valuation and qualifying accounts. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

   We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Applied Imaging Corp. and subsidiaries for the year ended
December 31, 1998, in conformity with auditing standards generally accepted in the United States of America. Also in our opinion, the related consolidated financial statement schedule of valuation and qualifying accounts when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          KPMG LLP

Mountain View, California
February 5, 1999

                     APPLIED IMAGING CORP. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                (in thousands, except share and per share data)

                                                              December 31,
                                                            ------------------
                                                              2000      1999
                                                            --------  --------
                          Assets
Current assets:
  Cash and cash equivalents................................ $  4,447  $  2,832
  Restricted cash..........................................    1,667       --
  Short-term investments...................................      898     5,574
  Trade accounts receivable net of allowance for doubtful
   accounts of $289,000 and $251,000 at December 31, 2000
   and 1999 respectively...................................    6,732     6,187
  Related party receivables................................      --        143
  Inventories..............................................    1,627     1,369
  Prepaid expenses and other current assets................      239       187
                                                            --------  --------
    Total current assets...................................   15,610    16,292
Property and equipment, net................................    1,127     1,014
Intangibles, net...........................................    2,650     2,358
Other assets...............................................       55        80
                                                            --------  --------
  Total assets............................................. $ 19,442  $ 19,744
                                                            ========  ========

           Liabilities and Stockholders' Equity
Current liabilities:
  Current portion of bank debt............................. $  1,929  $  1,709
  Current portion of capital lease obligation..............       34        34
  Current portion of related party notes payable...........      250       500
  Accounts payable.........................................    1,829     2,226
  Accrued expenses.........................................    2,646     3,166
  Deferred revenue, current................................    2,417     1,525
                                                            --------  --------
    Total current liabilities..............................    9,105     9,160

  Bank debt, less current portion..........................      500     1,167
  Related party notes payable, less current portion........      --        250
  Deferred revenues, non-current...........................      345       518
  Capital lease obligation net of current portion..........        9        37
                                                            --------  --------
    Total liabilities......................................    9,959    11,132
                                                            --------  --------

Commitments and contingencies (Note 7)
Stockholders' equity:
  Preferred stock, $0.001 par value; 6,000,000 shares
   authorized; none issued and outstanding at December 31,
   2000 and 1999...........................................      --        --
  Common stock; $0.001 par value; 20,000,000 shares
   authorized; 15,140,936 and 13,054,512 shares issued and
   outstanding December 31, 2000 and 1999 respectively.....       15        13
  Additional paid-in capital...............................   48,070    43,034
  Accumulated deficit......................................  (38,206)  (34,013)
  Deferred stock compensation..............................      (30)      (43)
  Accumulated other comprehensive loss.....................     (366)     (379)
                                                            --------  --------
    Total stockholders' equity.............................    9,483     8,612
                                                            --------  --------
  Total liabilities and stockholders' equity............... $ 19,442  $ 19,744
                                                            ========  ========

  The accompanying notes are an integral part of these consolidated financial statements

                     APPLIED IMAGING CORP. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                     (in thousands, except per share data)

                                                     Year Ended December 31,
                                                     -------------------------
                                                      2000     1999     1998
                                                     -------  -------  -------
Revenues:
  Product sales....................................  $13,037  $11,533  $ 9,077
  Software maintenance, service, and grant
   revenues........................................    3,652    2,655    2,650
                                                     -------  -------  -------
    Total revenues.................................   16,689   14,188   11,727
                                                     -------  -------  -------
Cost of revenues
  Product sales....................................    5,891    5,640    4,996
  Software maintenance and service.................    1,673    1,104    1,057
                                                     -------  -------  -------
    Total cost of revenues.........................    7,564    6,744    6,053
                                                     -------  -------  -------
    Gross profit...................................    9,125    7,444    5,674
                                                     =======  =======  =======
Operating expenses:
  Research and development.........................    3,525    4,299    6,662
  Sales and marketing..............................    6,409    5,232    4,950
  General and administrative.......................    2,964    3,138    2,721
  Amortization of intangibles......................      280      124      --
  Restructuring costs..............................      --       818      353
                                                     -------  -------  -------
    Total operating expenses.......................   13,178   13,611   14,686
                                                     -------  -------  -------
    Operating loss.................................   (4,053)  (6,167)  (9,012)
Other income (expense), net........................     (140)     158      541
                                                     -------  -------  -------
    Net loss.......................................   (4,193)  (6,009)  (8,471)
Other comprehensive loss, net of tax:
  Change in unrealized loss on short-term
   investments.....................................       13      (12)     --
                                                     -------  -------  -------
  Comprehensive loss...............................  $(4,180) $(6,021) $(8,471)
                                                     =======  =======  =======
Net loss per share--basic and diluted..............  $ (0.31) $ (0.50) $ (0.86)
                                                     =======  =======  =======
Shares used to calculate basic and diluted net loss
 per share.........................................   13,594   11,930    9,850
                                                     =======  =======  =======

  The accompanying notes are an integral part of these consolidated financial statements.

                     APPLIED IMAGING CORP. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              For the years ended December 31, 2000, 1999 and 1998
                                 (in thousands)

                                                                            Accumulated
                         Common Stock  Additional               Deferred       other         Total
                         -------------  paid-in   Accumulated    stock     comprehensive stockholders'
                         Shares Amount  capital     deficit   compensation     loss         equity
                         ------ ------ ---------- ----------- ------------ ------------- -------------
Balances as of
 December 31, 1997......  7,668  $ 8    $29,636    $(19,533)     $(801)        $(367)       $ 8,943
  Exercise of common
   stock options........      8  --          17         --         --            --              17
  Private placement.....  3,834    4     11,396         --         --            --          11,400
  Employee stock
   purchase.............     20  --          48         --         --            --              48
  Warrants extended.....    --   --          24         --         --            --              24
  Amortization of
   deferred stock
   compensation.........    --   --         --          --         382           --             382
 Net loss...............    --   --         --       (8,471)       --            --          (8,471)
                         ------  ---    -------    --------      -----         -----        -------
Balances as of December
 31, 1998............... 11,530   12     41,121     (28,004)      (419)         (367)        12,343
  Exercise of common
   stock options........      6  --          10         --         --            --              10
  Private placement.....  1,000    1      1,280         --         --            --           1,281
  Employee stock
   purchase.............     22  --          23         --         --            --              23
  Vysis acquisition.....    497  --         600         --         --            --             600
  Amortization of
   deferred stock
   compensation.........    --   --         --          --         376           --             376
  Change in unrealized
   loss from short-term
   investments..........    --   --         --          --         --            (12)           (12)
 Net loss...............    --   --         --       (6,009)       --            --          (6,009)
                         ------  ---    -------    --------      -----         -----        -------
Balances as of December
 31, 1999............... 13,055  $13    $43,034    $(34,013)     $ (43)        $(379)       $ 8,612
  Exercise of common
   stock options........    398    1        857         --         --            --             858
  Private placement--net
   proceeds.............  1,281    1      3,183         --         --            --           3,184
  Employee stock
   purchase.............     22  --          47         --         --            --              47
  PSI asset purchase....    385  --         915         --         --            --             915
  Deferred stock
   compensation.........    --   --          34         --         (34)          --             --
  Amortization of
   deferred stock
   compensation.........    --   --         --          --          47           --              47
  Change in unrealized
   loss from short term
   investments..........    --   --         --          --         --             13             13
 Net loss...............    --   --         --       (4,193)       --            --          (4,193)
                         ------  ---    -------    --------      -----         -----        -------
Balances as of December
 31, 2000............... 15,141  $15    $48,070    $(38,206)     $ (30)        $(366)       $ 9,483
                         ======  ===    =======    ========      =====         =====        =======

  The accompanying notes are an integral part of these consolidated financial statements.

                     APPLIED IMAGING CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                       For the year ended
                                                          December 31,
                                                    --------------------------
                                                      2000     1999     1998
                                                    --------  -------  -------
Cash flows from operating activities:
  Net loss......................................... $ (4,193) $(6,009) $(8,471)
  Adjustments to reconcile net loss to net cash
   used in operating activities
    Depreciation & amortization....................      706    1,092      826
    Provision for doubtful accounts................       38       89      --
    Amortization related to deferred stock
     compensation..................................       47      376      382
    Loss on sale of other assets...................      --        41        5
    Changes in operating assets and liabilities:
      Trade accounts and related party receivable..     (231)  (2,598)    (463)
      Inventories..................................      (64)    (200)    (320)
      Prepaid expenses and other assets............      (42)     249     (167)
      Accounts payable.............................     (474)     654     (183)
      Accrued expenses.............................     (578)     515       85
      Deferred revenue.............................      719      813       70
                                                    --------  -------  -------
        Net cash used in operating activities:.....   (4,072)  (4,978)  (8,236)
                                                    --------  -------  -------
Cash flows from investing activities:
  Purchase of short-term investments...............  (27,493)  (3,685)  (4,997)
  Proceeds from sale and maturities of
   investments.....................................   32,182    4,347    4,209
  Proceeds from sale of fixed assets...............      --        60       24
  Acquisition of assets............................     (170)  (1,000)     --
  Purchases of equipment...........................     (304)    (515)    (631)
  Other assets.....................................       25        5      (17)
                                                    --------  -------  -------
        Net cash provided by (used in) investing
         activities:...............................    4,240     (788)  (1,412)
                                                    --------  -------  -------
Cash flows from financing activities:
  Net proceeds from issuance of common stock.......    4,089    1,314   11,489
  Bank and other loan proceeds.....................    1,296    2,000      746
  Bank and other loan payments.....................   (2,243)    (169)     (25)
  Capital lease payments, principal portion........      (28)     (27)     --
  Restricted cash..................................   (1,667)     --       --
                                                    --------  -------  -------
        Net cash provided by financing
         activities:...............................    1,447    3,118   12,210
                                                    --------  -------  -------
Net increase (decrease) in cash and cash
 equivalents.......................................    1,615   (2,648)   2,562
Cash and cash equivalents at beginning of year.....    2,832    5,480    2,918
                                                    --------  -------  -------
Cash and cash equivalents at end of year........... $  4,447  $ 2,832  $ 5,480
                                                    ========  =======  =======
Supplemental disclosure of cash paid for
 interest:......................................... $    362  $   114  $    92
                                                    ========  =======  =======
Supplemental disclosure of non-cash investing and
 financing activities:
  Accrual recorded for business acquired........... $     90  $   132  $   --
                                                    ========  =======  =======
  Stock issued in connection with acquisition...... $    915  $   600  $   --
                                                    ========  =======  =======
  Debt assumed for acquisition of intangible assets
   related to business acquired.................... $    --   $   750  $   --
                                                    ========  =======  =======
  Change in unrealized loss from short-term
   investments..................................... $     13  $   (12) $   --
                                                    ========  =======  =======
  Deferred stock compensation...................... $     34  $   --   $   --
                                                    ========  =======  =======

  The accompanying notes are an integral part of these consolidated financial statements.

                    APPLIED IMAGING CORP. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Summary of the Company and Significant Accounting Policies

 The Company

   Applied Imaging Corp (the "Company") was incorporated in California in July 1986 and subsequently reincorporated in Delaware in October 1996 to develop, manufacture, and market automated genetic imaging systems for use in cytogenetic laboratories for cancer testing, prenatal testing and other genetic testing applications. The Company sells products to government and private clinical laboratories, research institutions, universities, and pharmaceutical companies located in the United States, Canada, Europe, and the Pacific Rim. The Company also markets imaging systems designed for use in plant and animal genetic research programs. In addition, the Company recently introduced and has received clearance from the Food and Drug Administration
(FDA) for a clinical system to detect micrometastatic cancer cells in bone marrow from cancer patients. This system and its research capabilities allows physicians to better determine the initial staging of cancer cases, to detect disease recurrence earlier than is currently possible and to genetically characterize cancer cells. The Company is headquartered in Santa Clara, California, and has facilities in League City, Texas and the United Kingdom. The Company's products are sold worldwide through a direct sales force, third-party distributors and independent sales representatives. The Company employs approximately 100 people worldwide.

 Liquidity

   These consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses in fiscal 2000 and 1999 and there can be no assurance that the Company will attain profitability.

   At December 31, 2000, the company had aggregate consolidated net losses of $38.2 million. In order to continue its operations, the Company must achieve profitable operations or obtain addition funds through equity or debt financing, collaborative or other arrangements with other companies, bank financing and other sources.

   Management believes that its existing cash balances and other potential financing alternatives will be sufficient to meet the Company's capital and operating requirements for at least the next twelve months. If expenditures required to achieve the Company's plans are greater than projected, or if the Company is unable to generate adequate cash flow from sales of its products, the Company may need to seek additional sources of capital. There can be no assurance that the Company will be able to obtain additional debt or equity financing on terms acceptable to the Company, or at all. If adequate funds are not available, the Company could be required to delay development or commercialization of certain products, to license to third parties the rights to commercialize certain products or technologies that the Company would otherwise seek to commercialize internally, or to reduce the marketing, customer support, or other resources devoted to product development. Accordingly, the failure of the Company to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on the Company's business, results of operations and financial condition.

   Management is currently working towards its objective of realizing profitability by achieving its key goal of successfully marketing its products throughout the United States and internationally. The failure of the Company to win increased acceptance of its products by medical providers could have a material adverse effect on the Company's business, results of operations and financial conditions.

 Basis of Consolidation

   The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

                    APPLIED IMAGING CORP. AND SUBSIDIARIES

 Use of Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 Cash and Cash Equivalents

   All investments with original maturities at date of purchase of three months or less are considered by the Company to be cash equivalents.

 Restricted Cash

   At December 31, 2000 cash of $1,667,000 was restricted from withdrawal and held at Silicon Valley bank. This amount serves as collateral for the loan and line of credit agreement with Silicon Valley Bank (see Note 6).

 Short-Term Investments

   Short-term investments consist of investments acquired with maturities exceeding three months. While the Company's intent is to hold debt securities to maturity, consistent with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, the Company has classified all securities as available-for-sale, as the sale of such securities may be required prior to maturity to implement management strategies. Such securities are reported at fair value with unrealized gains or losses excluded from earnings and reported as a separate component of stockholders' equity, net of applicable taxes. As of December 31, 2000, the difference between the fair value and the amortized cost of available-for-sale securities was recorded as an unrealized gain in stockholders' equity.

   As of December 31, 2000 and 1999, the Company's short-term investments consisted of the following (in thousands):

                                    2000                       1999
                         -------------------------- ---------------------------
                         Amortized Unrealized Fair  Amortized Unrealized  Fair
                           Cost       Gain    Value   Cost       Loss    Value
                         --------- ---------- ----- --------- ---------- ------
   Corporate bonds......   $897       $ 1     $898   $5,586      $(12)   $5,574

   As of December 31, 2000, the maturities of the short-term investments are as follows: $499,000 within one year and $399,000 more than one year. There were no realized gains or losses in 2000 or 1999.

 Inventories

   Inventories are stated at the lower of cost (first in, first out) or market.

 Property and Equipment

   Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the respective assets, generally three to five years. When assets are disposed of, the cost and related accumulated depreciation are removed from the accounts and the resulting gains or losses are included in other income or loss. Equipment under capital leases are amortized over the lesser of their estimated useful lives or the term of the lease. Maintenance and repairs are charged to expense as incurred.

                    APPLIED IMAGING CORP. AND SUBSIDIARIES

 Intangibles

   Intangible assets amounted to $2.7 million at December 31, 2000. Intangible assets include goodwill and intellectual property in connection with the acquisition of the cytogenetic imaging instrumentation businesses of Vysis, Inc. and Perceptive Scientific Instruments, LLC (PSI). The intangible assets are being amortized on a straight-line basis over 10 years. Accumulated amortization was $410,000 as of December 31, 2000. During the years ended December 31, 2000, 1999 and 1998, the Company recorded amortization expense of $280,000, $124,000, and none, respectively.

 Impairment of Long-Lived Assets

   The Company accounts for long-lived assets under Statement of Financial Accounting Standards No. 121 ("SFAS No. 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires the Company to review for impairment of long-lived assets, whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. When such an event occurs, management determines whether there has been an impairment by comparing the anticipated undiscounted future net cash flows to the related asset's carrying value. If an asset is considered impaired, the asset is written down to fair value, which is determined based either on discounted cash flows or appraised value, depending on the nature of the asset.

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

 Revenue Recognition

   The Company has adopted the provisions of Staff Accounting Bulletin ("SAB") No. 101 "Revenue Recognition in Financial Statements" and believes that its current and historical revenue recognition policy is in compliance with the SAB.

   The Company recognizes revenue on product sales upon shipment, provided that, at the time of shipment, there is evidence of contractual arrangement with the customer, the fee is fixed and determinable, collection of the resulting receivable is probable and there are no significant remaining obligations. Concurrent with shipment, the Company accrues for expected hardware warranty expenses and establishes reserves, based on the Company's historical experience, for product returns.

   Revenue attributable to software maintenance and support is deferred and recognized ratably over the term of the maintenance agreement, generally one year.

                    APPLIED IMAGING CORP. AND SUBSIDIARIES

   The Company accounts for shipping and handling costs in accordance with the provision EITF 00-10 "Accounting for Shipping and Handling Fees and Costs." As a result, for all periods presented, shipping and handling fees charged to customers are included in product sales and the related costs are included in cost of revenues. Amounts reclassified from cost of revenues into product sales totaled $58,000 and $43,000 for the years ended December 31, 1999 and 1998, respectively.

 Capitalized Software Costs

   Computer software development costs incurred subsequent to the determination of product technological feasibility are capitalized in accordance with the provisions of SFAS No. 86, Accounting for the Cost of Computer Software to be Sold, Leased or Otherwise Marketed. Amortization of these capitalized costs is provided using the greater of the ratio of revenues generated in the period over total future revenues of the product, or the straight-line method over the estimated market life of the related products, generally three years, commencing when the product becomes generally available to customers. For the years ended December 31, 2000, 1999, and 1998, software development costs incurred subsequent to the establishment of technological feasibility have not been material. The net book value of capitalized costs is not significant and is included in other assets in the consolidated balance sheets.

 Stock Based Compensation

   The Company uses the intrinsic-value method to account for its stock-based compensation arrangements. The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS 123 and 33 Emerging Issues Task Force Issue No. 96-18, "Accounting for equity instruments that are issued to other than employees, or in conjunction with selling goods and services." The Company has also adopted FASB issued Interpretation No. 44 ("FIN 44") "Accounting for Certain Transactions involving Stock Compensation-- an Interpretation of APB 25."

 Foreign Exchange

   The Company accounts for its foreign operations in accordance with Statement of Financial Accounting Standards (SFAS) No. 52, Foreign Currency Translation. Prior to April 1994, the functional currency for Applied Imaging International, Limited was the British pound and, accordingly, translation adjustments resulting from the conversion of the subsidiary's financial statements into U.S. dollars were accumulated and reported as a separate component of stockholders' equity. Beginning in April 1994, certain operational and organizational changes within the Company caused the functional currency for the Company's subsidiary to become the U.S. dollar. Therefore, monetary assets and liabilities of the subsidiary are remeasured to the U.S. dollar at year-end exchange rates while nonmonetary items are remeasured at historical rates. Revenue and expense accounts related to monetary assets and liabilities are remeasured at the average rates in effect during the year. Revenue and expenses related to non-monetary assets and liabilities are translated at historical rates. Foreign currency gains and losses resulting from the conversion of the subsidiary's financial statements into U.S. dollars are currently recognized in the consolidated statement of operations and comprehensive loss in other income and expense. The functional currency of Applied Imaging, Limited is also the U.S. dollar.

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

                    APPLIED IMAGING CORP. AND SUBSIDIARIES

 Loss per Share

   Basic and diluted net loss per share is computed using the weighted average number of outstanding shares of common stock. There were no reconciling items of the numerators and denominators of the basic and diluted EPS computation. Shares excluded from the computation of EPS because their effect on EPS was antidilutive, but could dilute basic EPS in future periods are as follows:


                                    2000                       1999                       1998
                         -------------------------- -------------------------- --------------------------
                                       Weighted                   Weighted                   Weighted
                                   average exercise           average exercise           average exercise
                          Shares        price        Shares        price        Shares        price
                         --------- ---------------- --------- ---------------- --------- ----------------
Options................. 2,012,391      $2.59       1,988,568      $2.10       1,787,405      $2.32
Warrants................   650,790       3.61         313,010       5.10         577,909       5.17
                         ---------                  ---------                  ---------
  Total................. 2,663,181                  2,301,578                  2,365,314
                         =========                  =========                  =========

 Reclassifications

   Certain financial statement items have been reclassified to conform to the current year's presentation. These reclassifications had no impact on previously reported net earnings.

 Recent Accounting Pronouncements

   In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards of derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In July 1999, the Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133" ("SFAS 137"). SFAS 137 deferred the effective date until fiscal year beginning after June 15, 2000. The Company will adopt SFAS No. 133, as amended, in 2001. The Company has not, to date, engaged in derivative and hedging activities.

(2) Related Party Receivable

   As a result of the acquisition by the Company of the intellectual and software property related to the cytogenetic imaging instrumentation business of Vysis Inc. during 1999, the Company had Vysis maintain the billings for certain customers for a period of time subsequent to the transaction. These receivables represented sales made by the Company. All amounts due from Vysis as of December 31, 1999 were collected during 2000.

(3) Inventories

   A summary of inventories follows (in thousands):

                                                                   December 31,
                                                                   -------------
                                                                    2000   1999
                                                                   ------ ------
   Raw materials.................................................. $1,443 $1,300
   Work in process................................................    122     13
   Finished goods.................................................     62     56
                                                                   ------ ------
                                                                   $1,627 $1,369
                                                                   ====== ======

                    APPLIED IMAGING CORP. AND SUBSIDIARIES

(4) Property and Equipment

   A summary of property and equipment follows (in thousands):

                                                                  December 31,
                                                                  -------------
                                                                   2000   1999
                                                                  ------ ------
   Equipment..................................................... $2,855 $2,708
   Demonstration equipment.......................................  1,604  1,323
   Furnitures and fixtures.......................................    726    621
                                                                  ------ ------
                                                                   5,185  4,652
   Less accumulated depreciation.................................  4,058  3,638
                                                                  ------ ------
                                                                  $1,127 $1,014
                                                                  ====== ======

   As of December 31, 2000 and 1999, $51,000 and $86,000, respectively, of equipment is under capital lease with an accumulated amortization $97,000 and $70,000 respectively. Depreciation expense was $420,000, $968,000, and $826,000 for 2000, 1999, and 1998 respectively.

(5) Accrued Expenses

   A summary of accrued expenses follows (in thousands):

                                                                  December 31,
                                                                  -------------
                                                                   2000   1999
                                                                  ------ ------
   Compensation and related costs................................ $1,037 $  766
   Warranty related costs........................................    187    347
   Royalties.....................................................    148    306
   Restructuring costs...........................................    --     261
   Product discontinuance costs..................................    --     240
   Audit, tax, legal and external reporting costs................    231    234
   Consulting related expenses...................................    150    192
   Other.........................................................    893    820
                                                                  ------ ------
                                                                  $2,646 $3,166
                                                                  ====== ======

(6) Debt Obligations

   Applied Imaging International, Limited has a (Pounds)750,000 gross and (Pounds)500,000 net unsecured revolving line of credit with an international bank that is guaranteed by the Company. Under the line of credit the Company also has the ability to borrow additional amounts based on cash deposits held by the bank up to a maximum additional amount of (Pounds)250,000. The line of credit is available until March 31, 2001 and, while the Company expects an extension, any outstanding balance is due on demand after that date if no extension is granted. The line of credit bears interest at 3% above the bank's base rate, for borrowings up to (Pounds)500,000 and 6% for borrowings over (Pounds)500,000. The base rate was 6.0% as of December 31, 2000. As of December 31, 2000 amounts outstanding under this facility amounted to $762,000. The weighted average interest rate on short-term borrowings by the Company as of December 31, 2000 was 8.965%.

   In September 1999, the Company established a $2 million, three-year term loan with Silicon Valley Bank (the "Bank"). The loan calls for monthly principal payments of $55,556 plus interest and bears interest at prime

                    APPLIED IMAGING CORP. AND SUBSIDIARIES
plus one and a quarter percent (10.75% at December 31, 2000). In June 2000, the Company expanded the loan agreement to include a $500,000 revolving line of credit. At December 31, 2000, the amounts outstanding on the loan and line of credit were $1,167,000 and $500,000, respectively.

   This loan agreement carries certain restrictive covenants that require the Company to maintain certain levels of liquidity, minimum and maximum total liabilities to tangible net worth ratios and maximum loss levels. The Company violated certain of these covenants at various points during 2000 and has received waivers through December 2000 for those specific covenant violations from the Bank. In August 2000, the Company and the Bank agreed to an amendment of the loan agreement, which established a "cash cure" provision, requiring the Company to restrict cash equal to the outstanding balance. The "cash cure" provision allows the bank to secure the amounts owed with the restricted cash should the Company be out of compliance with the liquidity covenant. At December 31, 2000, the Company had restricted cash of $1,667,000 related to this provision

   As part of the payment terms to Vysis Inc., for the acquisition by the Company of the intellectual and software property related to the former's cytogenetic imaging instrumentation business, the Company agreed to a note obligation of $750,000 payable in two installments each at 7% interest rate: the first for $500,000 was paid in July 2000 and the second for $250,000 is payable in January 2001 and is included in short term liabilities as current portion of note payable, related party.

   Below are the future maturities of the Company's debt obligations (in thousands):

                                                                    Maturities
                                                                   ------------
                                                                    2001  2002
                                                                   ------ -----
   International bank in UK....................................... $  762 $ --
   Silicon Valley Bank............................................  1,167   500
   Vysis Inc......................................................    250   --
                                                                   ------ -----
                                                                   $2,179 $ 500
                                                                   ====== =====

(7) Commitments and Contingencies

   The Company has various noncancelable operating leases for equipment, vehicles, and facilities expiring through 2008. The facility leases generally contain renewal options for periods ranging from two to five years and require the Company to pay all executory costs such as maintenance, property taxes, and insurance. Rent expense under operating leases aggregated $534,676, $455,183 and $481,000 during 2000, 1999 and 1998, respectively. The Company's primary lease commitments are for its facilities in the United Kingdom, which aggregate approximately (Pounds)119,000 per year through 2003, with a five-year renewal option held by the Company, and for its facilities in Santa Clara, California, which aggregated approximately $303,000 for 2000. The lease on the Santa Clara facilities expired in November 2000 and converted to a month-to-month lease at that time. Monthly lease costs on the facility increased from $1.78 per square foot to $4.00 per square foot at that time. The Company is evaluating alternative premises and expects to complete selection and relocation to new premises by May 31, 2001.

   The Company also leases approximately 9,000 square feet in League City, Texas to house the product development and commercial support organizations for the recently acquired PowerGene product line. This lease expires in August 2001. The company expects to either extend this lease or execute a lease on comparable facilities at that time. Approximately one-third of the space in League City is sub-leased to a third party.

   In June 2000, the Company signed a multi-year distribution and product development agreement with Digital Scientific, Ltd, a UK-based designer of novel imaging tools for advanced fluorescence microscopy. Under

                    APPLIED IMAGING CORP. AND SUBSIDIARIES
the terms of this agreement, the Company is the exclusive worldwide distributor of Digital Scientific's SmartCapture family of products. Under this agreement the Company is obligated to make minimum payments of (Pounds)250,000 and (Pounds)300,000 in the years ending February 13, 2001 and 2002 respectively to maintain exclusivity.

   The Company has a capital lease commitment of $51,000 including interest of $3,000 at 10%, which calls for annual payments of $34,000 through the year 2001 and a payment of $15,000 in 2002.

   The Company is subject to claims and assessments from time to time in the ordinary course of business. Management does not believe that any such matters, individually or in the aggregate, will have a material adverse effect on the Company's financial condition, results of operations or cash flows.

(8) Stockholders' Equity

 Common Stock

   The Company is authorized to issue 20,000,000 shares of common stock. As of December 31, 2000, there were 15,140,936 shares of common stock outstanding and warrants outstanding to purchase 422,700 shares of common stock at $3.75 per share, 100,000 shares at $3.67 and 128,090 shares at $3.10 per share. These warrants expire in 2005.

 Private Placement Transactions

   On December 14, 2000, the Company completed a private placement of $3.5 million with the sale of 1,280,908 shares of its common stock to two institutional investors (purchasing for five separate funds) at a purchase price of $2.75 per share. The Company received net proceeds of $3.2 million from the private placement after deducting fees and costs of $0.3 million. The purchase price was negotiated with the investors and represented a discount from the previous day's closing price of $3.00 per share as reported by the Nasdaq National Market System. Warrants were also issued to the investors entitling them to purchase an additional 422,700 shares of common stock at an exercise price of $3.75 per share. The Company has assigned a value, determined using the Black-Scholes pricing model, of $746,502 to these warrants. Additional shares and warrants may be issuable to the investors under anti-dilution provisions of the Stock Purchase Agreement between the Company and the investors, and terms of the warrants issued to the investors.

   On November 3, 1999, the Company consummated a private sale of one million shares of its Common Stock to certain accredited investors at a purchase price of $2.00 per share. The investors also entered into a distribution agreement for the Company's products. The price exceeded the closing price of the Company's Common Stock as reported on the Nasdaq National Market System. As part of the private placement, the Company recognized deferred revenue of $720,000 to be amortized over 50 months. The total recognized to date is $202,000.

   On June 3, 1998, the Company consummated a private sale of 3,333,331 shares of its common stock to certain accredited investors at $3.00 per share. The price exceeded the closing price of the Company's common stock as reported on the NASDAQ National Market System. Included in the sale was 1,000,000 shares sold to New Enterprise Associates, a principal owner of the Company. Thomas C. McConnell, a director of the company through December 31, 2000, is an affiliate of New Enterprise Associates.

   On July 7, 1998 and July 15, 1998, the Company consummated private sales of collectively 499,999 shares of its common stock to certain accredited investors at $3.00 per share. The price exceeded the closing price of the Company's common stock as reported on the NASDAQ National Market System.

                    APPLIED IMAGING CORP. AND SUBSIDIARIES

 Stock Plan

   As of December 31, 2000, 1,726,148 shares of common stock were reserved for issuance under the Company's 1998 Stock Plan (2,570,457 shares under all plans). This represents the maximum aggregate number of shares that remain to be optioned or sold under the Plan. A total of 1,189,020 options have been granted and are outstanding at December 31, 2000 under the Plan (2,012,391 options under all plans). Under the 1998 Stock Plan, stock options may be granted to Board members, officers, key employees, and consultants at the fair market value of the common stock at the date of the grant, as determined by the Board. Options are exercisable over 10 years from the date of grant, and typically vest ratably over 4 years. In October 1998, the Company's 1988 Amended and Restated Incentive Stock Option Plan expired. In 1994, the Company enacted a Directors Option Plan designed to encourage participation on the Company's Board. Under this plan, 10,000 shares per year are automatically granted to non-employee directors. The terms of the plan allow the granting of stock options upon initial election to the Board and for each subsequent term on the Board. As of December 31, 2000 there were 115,938 shares reserved for issuance under this plan and a total of 95,000 options have been granted and are outstanding at December 31, 2000.

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

   A summary of the status of the Company's stock option activity for the years ended December 31, 2000, 1999 and 1998, is as follows:

                                                           Weighted- Weighted-
                                                            average   average
                                                           exercise    fair
                                              Shares         price     value
                                             ---------     --------- ---------
   Outstanding at December 31, 1997......... 1,199,272       $4.04
   Granted--Exercise price equals market
    value...................................   714,750        2.43     $1.05
   Granted--Exercise price greater than
    market value............................   520,250        1.91      0.83
   Granted--Exercise price less than market
    value...................................    16,000        3.19      1.44
   Cancelled................................  (654,016)       5.30
   Exercised................................    (8,851)       1.82
                                             ---------
   Outstanding at December 31, 1998......... 1,787,405       $2.32
   Granted..................................   377,500        0.99     $0.48
   Cancelled................................  (170,837)       2.34
   Exercised................................    (5,500)       1.80
                                             ---------
   Outstanding at December 31, 1999......... 1,988,568       $2.10
   Granted..................................   670,300        3.64     $1.77
   Cancelled................................  (247,724)       2.22
   Exercised................................  (398,753)(a)    2.15
                                             ---------
   Outstanding at December 31, 2000......... 2,012,391       $2.59
                                             ---------

                    APPLIED IMAGING CORP. AND SUBSIDIARIES

--------
(a) Includes 467 options exercised in 2000 but shares issued in 2001

   The following table summarizes information about stock options outstanding as of December 31, 2000:

                          Options Outstanding               Options Exercisable
              ------------------------------------------- ------------------------
   Range of               Weighted average    Weighted                 Weighted
   exercise     Number       remaining        average                  average
   prices     outstanding contractual life exercise price  Number   exercise price
   --------   ----------- ---------------- --------------  ------   --------------
   From
    $0.72
    to
    $1.19..      232,000     8.69 years        $1.06         90,685     $1.03
   From
    $1.25
    to
    $1.80..      238,500     5.56 years         1.70        208,500      1.74
   From
    $1.88
    to
    $1.88..      324,124     7.95 years         1.88        324,124      1.88
   From
    $2.03
    to
    $2.44..      478,254     7.32 years         2.38        307,343      2.41
   From
    $2.75
    to
    $3.44..      260,013     8.40 years         3.14         85,251      2.79
   From
    $3.63
    to
    $4.00..      298,000     9.42 years         3.92         18,333      4.00
   From
    $4.03
    to
    $6.30..      181,500     8.83 years         4.57         47,500      6.10
               ---------                                  ---------
               2,012,391                                  1,081,736
               =========                                  =========

   The number of options exercisable increased 163,035 from December 31, 1999 to December 31, 2000 and 467,724 from December 31, 1998 to December 31, 1999, respectively.

 Employee Stock Purchase Plan

   On June 19, 1996, the Board adopted, effective upon the closing of the IPO, the Company's Employee Stock Purchase Plan (the Plan) which has a term of 10 years whereby eligible employees may purchase common stock through payroll deductions of up to 10% of compensation, at a per share price of 85% of the fair market value of the Company's common stock on the enrollment date or the exercise date six months later, whichever is lower. As of December 31, 2000 there were 21,859 shares issued and 144,395 shares reserved for issuance under the Plan.

 Accounting for Stock-Based Compensation

   As of December 31, 2000, there were 558,066 options available for grant under the 1998 Stock Plan. In 1996, the Company recorded a deferred charge of $1,473,000, representing the difference between the exercise price and the deemed fair value of the Company's common stock for 246,750 shares subject to common stock options granted in the 12-month period preceding the IPO. As of December 31, 2000, all related deferred stock compensation has been amortized to compensation expense.

   The Company has adopted the pro forma disclosure provisions of SFAS No. 123 for the 1998 Stock Plan and Employee Stock Purchase Plan. Had compensation cost for the Company's stock-based compensation plans been determined in a manner consistent with the fair value approach described in SFAS No. 123 "Accounting for Stock-Based Compensation', the Company's net loss and pro forma net loss per share as reported would have been increased to the pro forma amounts indicated below (in thousands, except per share data):

                                                           December 31,
                                                      -------------------------
                                                       2000     1999     1998
                                                      -------  -------  -------
   Net loss
     As reported..................................... $(4,193) $(6,009) $(8,471)
     Pro forma.......................................  (4,542)  (6,886)  (9,206)
   Net loss per share:
     As reported:
       Basic and diluted.............................   (0.31)   (0.50)   (0.86)
     Pro forma
       Basic and diluted.............................   (0.33)   (0.58)   (0.93)

                    APPLIED IMAGING CORP. AND SUBSIDIARIES

   The fair value of each option is estimated on the date of grant using the fair value method with the following weighted-average assumptions: volatility of 60%, no dividends, an expected life of three years, and risk-free interest rates of 6%, 6% and 4.66 % for the years ended December 31, 2000, 1999 and 1998 respectively. All of the above assumptions were used for the Employee Stock Purchase Plan except that the expected life is six months.

   During 2000, the Company granted stock options to non-employees. Stock-based compensation expense related to stock options granted to non-employees is recognized as the stock options are earned. The Company believes that the fair value of the stock options is more readily measurable than the fair value of the services received. The fair value of the stock options granted is calculated at each reporting date using the Black-Scholes option pricing model as prescribed by SFAS No. 123 using the following assumptions at December 31, 2000:

            Risk-free interest rate.................. 5.12%
            Expected Life (in years).................   10
            Dividend Yield...........................  --
            Expected Volatility......................   60%

   The stock-based compensation expense will fluctuate as the fair market value of the common stock fluctuates. In connection with the grant of stock options to non-employees, the Company recorded deferred stock compensation of approximately $34,000, of which approximately $4,000 has been amortized to expense in 2000. The Company did not incur any stock-based compensation charges for non-employees in 1999 and 1998.

(9) Acquisitions of Assets

   On July 6, 2000 the Company acquired the United States-based genetic imaging business of PSI from International Remote Imaging Systems, Inc. The acquisition was accounted for as a purchase. The consideration paid was 385,371 shares of common stock valued at $915,000. There are additional potential future cash payments to a maximum of $0.9 million based on the future performance of the business which are contingent and will be accounted for upon resolution of the contingencies. No such payments were required in 2000. The Company has recorded goodwill of $578,000 and is amortizing the goodwill over ten years. The purchase price, including $170,000 of costs incurred by the Company, was allocated as follows:

            Accounts receivable................... $  209
            Inventories...........................    194
            Other assets..........................     10
            Property and equipment................    229
            Liabilities...........................   (135)
            Goodwill..............................    578
                                                   ------
              Total purchase price................ $1,085
                                                   ======

   On July 16, 1999, the Company acquired the intellectual and software property related to the cytogenetic imaging instrumentation business of Vysis Inc. The acquisition was accounted for as a purchase. The consideration paid was $2,350,000 consisting of a cash payment of $1.0 million, $500,000 in cash paid in July 2000, $250,000 in cash paid in January 2001 and 497,368 shares of the Company's common stock issued at $1.206 per share. The installment payments bear interest at the annual rate of seven percent. The interest is due and payable at the time the installment is due. In addition, the Company recorded a liability of approximately $100,000 for the estimated costs associated with certain warranties and service contracts that the

                    APPLIED IMAGING CORP. AND SUBSIDIARIES

Company has taken responsibility for. In addition, the Company incurred approximately $32,000 in legal expenses directly related to this acquisition. The Company has recorded goodwill of $2,482,000 and is amortizing the goodwill over ten years.

(10) Other Income, Net

   The components of other income, net are as follows (in thousands of dollars):

                                                               December 31,
                                                              -----------------
                                                              2000   1999  1998
                                                              -----  ----  ----
   Interest income........................................... $ 337  $472  $579
   Interest expense..........................................  (296) (128)  (92)
   Gain (loss) on foreign exchange...........................  (208) (154)   58
   Provision for income taxes................................   (10)  (31)  --
   Miscellaneous income (expense)............................    37    (1)   (4)
                                                              -----  ----  ----
                                                              $(140) $158  $541
                                                              =====  ====  ====

(11) Income Taxes

   The Company has not recorded an income tax benefit in 2000, 1999 and 1998 due to the recording of a valuation allowance as an offset to net deferred tax assets. A valuation allowance is provided due to uncertainties surrounding the realization of deferred tax assets due to the history of operating losses incurred by the Company. The tax effects of temporary differences that give rise to significant portions of deferred tax assets are presented below.


   Deferred tax assets (liabilities) consist of the following (in thousands):

                                                               December 31,
                                                             ------------------
                                                               2000      1999
                                                             --------  --------
   Deferred tax assets
     Bad debt reserve....................................... $     74  $     51
     Inventory reserve......................................      146       182
     Depreciation & amortization............................       54       115
     Deferred compensation..................................      488      (227)
     Accrued expenses.......................................      355       241
     Net operating loss carryforwards.......................   11,490    10,467
     Business credit carryforwards..........................    1,494     1,301
                                                             --------  --------
     Total gross deferred assets............................   14,101    12,130
     Valuation allowance....................................  (14,101)  (12,130)
                                                             --------  --------
   Net deferred tax assets.................................. $    --   $    --
                                                             ========  ========

   The valuation allowance increased $1,971,000 from December 31, 1999 to December 31, 2000 and $1,552,000 from December 31, 1998 to December 31, 1999, respectively.

   As of December 31, 2000, the Company had net operating loss carryforwards for U.S. federal, U.K., California and foreign tax return purposes of approximately $28 million, $10 million and $3.8 million respectively. In addition, the Company has federal and state credit carryforwards of approximately $804,791 and

                    APPLIED IMAGING CORP. AND SUBSIDIARIES

$668,862 available to offset future tax liabilities. The Company's federal net operating loss carryforwards, as well as credit carryforwards, will expire at various dates beginning in 2004 through 2020 if not utilized. The Company's state net operating loss carryforwards expire in the years between 2001 and 2006.

   Under the Internal Revenue code, the amounts of the benefits from net operating loss carryforwards may be impaired or limited in certain circumstances. Events which cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50%, as defined, over a three year period.

(12) Employee Benefit Plans

   In January 1994, the Company implemented a retirement savings and investment plan that is intended to qualify under Section 401(k) of the Internal Revenue Code (the 401(k) Plan) covering all of the Company's United States-based employees. An employee may elect to defer, in the form of contributions to the 401(k) Plan on his or her behalf, up to 15% of the total compensation that would otherwise be paid to the employee, not to exceed the amount allowed by applicable Internal Revenue Service guidelines. The Company matches 100% of the amounts deferred by the employee participants up to 3% of such employee's total compensation and such matching amounts vest over a three-year period from the initial participation date. The Company contributed $72,000, $72,000, and $90,000 in 2000, 1999, and 1998, respectively.

   The Company's United Kingdom-based employees are covered by retirement savings plans (the International Retirement Plans). Under such plans, an employee may elect to make contributions of 3.5% of such employee's earnings. Amounts contributed by the Company range from 5.5% to 10.5% of such employee's earnings. During 2000, 1999, and 1998, respectively, the Company made contributions to the Internal Retirement Plans totaling $66,000, $63,000, $66,000, respectively.


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

                                             United  United
                                             States  Kingdom Israel Consolidated
                                             ------- ------- ------ ------------
   Revenues
     2000................................... $ 9,277 $7,412  $ --     $16,689
     1999...................................   5,717  8,471    --      14,188
     1998...................................   4,339  7,388    --      11,727
   Identifiable Assets
     2000................................... $11,586 $7,797  $  59    $19,442
     1999...................................  10,736  8,978     30     19,744
     1998...................................  11,779  6,981     48     18,808

   The Company's chief operating decision maker is considered to be the Company's Chief Executive Officer ("CEO"). The CEO reviews financial information presented on a consolidated basis for purposes of making

                    APPLIED IMAGING CORP. AND SUBSIDIARIES
operating decisions and assessing financial performance. The consolidated financial information is identical to the information presented in the accompanying consolidated statements of operations. The Company has one segment.

   No single customer accounted for greater than 10% of revenues in any period reported.

(14) Restructuring

   To focus the Company on the execution of its sales and marketing strategy and to transition from working in fetal cell research to work in cancer metastasis, and to reduce operating costs, the Company eliminated 15 positions in 1999 at both its United States and United Kingdom facilities. The Company recorded a net restructuring charge for the year of $818,000. The charge is largely related to the severance costs of the terminated employees and certain costs associated with discontinued products. As of December 31, 2000, all amounts have been paid against the liability related to the termination benefits for the terminated employees.

   In 1998, to reduce operating costs the Company recorded a restructuring charge of $353,000 related to the elimination of thirteen positions at the Company's facilities in the United States and United Kingdom. Substantially all of the restructuring charge in 1998 was paid by the end of that year.

   The following table summarizes the amounts that were charged and where they are reflected in the accompanying statement of operations (in thousands):

                                              December 31,     Classification on
                  Description                     1999      Statement of Operations
                  -----------                 ------------  -----------------------
   Employee separation costs.................     $516     All restructuring
   Costs associated with product close-down..      302     charges have been
                                                           reflected in the
                                                  ----     Statement of Operations
      Total..................................     $818     as a separate line item
                                                           under operating expenses
                                                  ====

   The following table summarizes the Company's restructuring reserve balances through December 31, 2000 (in thousands):

                                                                   Restructuring
                                                                       Costs
                                                                   -------------
   Restructuring charge taken in 1998.............................     $ 353
   Cash charges...................................................      (353)
                                                                       -----
   Restructuring reserve balances at December 31, 1998............       --
   Restructuring charge...........................................       818
   Cash charges...................................................      (255)
   Non cash charges...............................................      (302)
                                                                       -----
   Restructuring reserve balances at December 31, 1999............       261
   Cash charges...................................................      (261)
                                                                       -----
   Restructuring reserve balances at December 31, 2000............     $ --
                                                                       =====

                    APPLIED IMAGING CORP. AND SUBSIDIARIES

(15) Quarterly Financial Data (unaudited)

   The following tables summarize the quarterly financial data for the last two fiscal years (in thousands, except per share data):

                                            Fiscal 2000 Quarter Ended
                                  ---------------------------------------------
                                  March 31, June 30, September 30, December 31,
                                  --------- -------- ------------- ------------
Total revenues..................   $ 3,693   $4,343     $4,006       $ 4,647
Loss from operations............    (1,185)    (568)      (939)       (1,361)
Net loss........................    (1,282)    (544)      (946)       (1,422)
Net loss per common share, basic
 and diluted....................   $ (0.10)  $(0.04)    $(0.07)      $ (0.10)
Shipping and handling
 reclassification(1)............   $    12   $   22     $   24       $   --

                                           Fiscal 1999 Quarter Ended
                                  ---------------------------------------------
                                             June
                                  March 31,   30,    September 30, December 31,
                                  --------- -------  ------------- ------------
Total revenues..................   $ 2,678  $ 3,160     $ 3,109      $ 5,241
Loss from operations............    (1,785)  (1,169)     (1,886)      (1,327)
Net loss........................    (1,806)  (1,091)     (1,979)      (1,133)
Net loss per common share, basic
 and diluted....................   $ (0.16) $ (0.09)    $ (0.17)     $ (0.09)
Shipping and handling
 reclassification(1)............   $    13  $    19     $    11      $    15

--------
(1) During the quarter ended December 31, 2000, the Company applied Emerging Issues Task Force Issue No. 00-10 "Accounting for Shipping and Handling Fees and Costs" retroactively to all periods presented, resulting in the reclassifications of related revenues out of cost of revenues and into product sales.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                   PART III

   Certain information required by Part III is omitted from this Report on Form 10-K in that the Registrant will file a definitive proxy statement within 120 days after the end of its fiscal year pursuant to Regulation 14A with respect to the 2001 Annual Meeting of Stockholders (the "Proxy Statement") and certain information included therein is incorporated herein by reference.

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   Certain of the information required by this item relating to directors is incorporated by reference to the information under the caption "Proposal No. 1--Election of Directors" in the Proxy Statement.

   The executive officers of the Registrant, who are elected by the board of directors, are as follows:

     Name             Age                        Position
     ----             ---                        --------
   Carl Hull........   42 President and Chief Executive Officer. Director.
   Jack Goldstein...   53 Chairman of the Board
   Barry Hotchkies..   55 Vice President Finance and Chief Financial Officer
   Daniel Bowman....   42 Vice President--Worldwide Sales and Marketing
   Diane Oates......   47 Vice President--Regulatory Affairs and Quality Systems
   Padraig O'Kelly..   42 Vice President--Operations

   Carl Hull joined the Company as Vice President of Worldwide Marketing in August 1997. In January 1999 he also became Vice President of Sales. In September 1999, Mr. Hull was appointed President and Chief Operating Officer. In May 2000, Mr. Hull was elected Director of the Company and in January 2001, he was appointed President and Chief Executive Officer. Prior to joining the Company, Mr. Hull served as Vice President of Marketing and Business Development for Ventana Medical Systems from May 1996 to June 1997. From 1982 to 1996, he served in various marketing and sales management positions at Abbott Laboratories. Mr. Hull received his MBA from the University of Chicago and a B.A. in Political Science and International Relations at The Johns Hopkins University.

   Jack Goldstein, Ph.D. joined the Company in April 1997 as President and Chief Executive Officer and was elected Chairman of the Board in April 1999. Dr. Goldstein relinquished the title of CEO in January 2001 and continues as Chairman. He has 26 years of management experience at leading healthcare companies. From 1986 to 1997, Dr. Goldstein worked for Johnson & Johnson in various executive management positions including President of Ortho Diagnostic Systems and Executive Vice President of Professional Diagnostics at Johnson & Johnson World Headquarters. Prior to his tenure at Johnson & Johnson, Dr. Goldstein served in management positions at Baxter Healthcare Corporation and American Home Products Corporation. Dr. Goldstein holds a B.A. degree in Biology from Rider University, an M.S. in Immunology and a Ph.D. in Microbiology from St. John's University. Dr. Goldstein is Chairman of the Board of Directors of CelTor Biosystems, Inc. and Target Protein Technologies, Inc.

   Barry Hotchkies joined the company in April 2000 as Vice President, Finance and Chief Financial Officer with responsibility for finance and administration. Mr. Hotchkies has over 30 years of experience in financial management. Prior to joining Applied Imaging, he was a private consultant from August 1999 to April 2000. Mr. Hotchkies was CFO of the Lawrence Berkeley National Laboratory from June 1997 to July 1999 and CFO of the Corporate Technical Group of WR Grace & Co. from 1989 to 1997. He was CFO of Jacques Borel Enterprises, Inc. from 1987 to 1989 and served in senior financial positions of divisions of WR Grace & Co. from 1973 to 1987. Mr. Hotchkies holds a BS degree from the University of Glasgow, Scotland and an MBA degree from Dartmouth College.

   Daniel Bowman joined the company in November 1999 as Vice President of the Americas with responsibility for sales and marketing operations in the US, Canada and Latin America. In October 2000, he was appointed Vice President Worldwide Sales and Marketing. Mr. Bowman has over 10 years experience in sales and marketing management at leading companies in the diagnostic industry. From 1998 to 1999, he was the Vice President of Sales for BioGenex, a developer of automated immunohistochemistry and in situ hybridization instrumentation in the San Francisco Bay Area. He has also held various sales and management positions at Idexx (from 1991 to 1998) and Abbott Laboratories. Mr. Bowman holds both a Master's and a Bachelor of Arts degree from California State University.

   Diane C. Oates joined the company in May 2000 as Vice President, Regulatory Affairs and Quality Systems. Ms. Oates has over 15 years experience in regulatory affairs, clinical trials, and quality systems. Most recently, she was Vice President of Regulatory Affairs and Quality for Abaxis, Inc., a medical products company manufacturing point-of-care blood analysis systems. Prior to that, Ms. Oates held a number of regulatory, clinical, and quality management positions with Chiron Corporation and Ciba Corning Diagnostics from July 1990 to July 1997. Ms Oates holds a Bachelor in Biological Sciences from San Francisco University and an MBA from Notre Dame.

   Padraig S. O'Kelly joined the Company in 1992 as Engineering Director and was responsible for the introduction of the Company's CytoVisionO product family. He was promoted to Vice President, Operations for the Company in 1999 with responsibility for all instrumentation product development and manufacturing operations. From 1982 to 1992, he held a number of management and senior engineering positions in Marconi Simulation, part of the General Electric Company, a manufacturer of simulation and training systems for military and commercial applications. Prior to that, he worked at Ferranti Ltd., designing control software for inertial navigation systems. Mr. O'Kelly holds a BSc in mathematics from Imperial College, London.

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

                                    PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

   (a) 1. Financial Statements


   The following Financial Statements of Applied Imaging Corp. and Report of PricewaterhouseCoopers LLP, have been provided as Item 8, above:

   Report of PricewaterhouseCoopers LLP...................................   28

   Consolidated Balance Sheet, 2000 and 1999..............................   30

   Consolidated Statement of Operations, Years Ended December 31, 2000 and
    1999..................................................................   31

   Consolidated Statement of Stockholders' Equity, Years Ended December
    31, 2000 and 1999.....................................................   32

   Consolidated Statement of Cash Flows, Years Ended December 31, 2000 and
    1999..................................................................   33

   Notes to Consolidated Financial Statements.............................   34

   The following Financial Statements of Applied Imaging Corp. and Report of KPMG LLP, have been provided as Item 8, above:

   Report of KPMG LLP.....................................................   29

   Consolidated Statement of Operations, Year Ended December 31, 1998.....   31

   Consolidated Statement of Stockholders' Equity, Year Ended December 31,
    1998..................................................................   32

   Consolidated Statement of Cash Flows, Year Ended December 31, 1998.....   33

   Notes to Consolidated Financial Statements.............................   34

   2. Financial Statement Schedule

   The financial statement schedule entitled "Valuation and Qualifying Accounts" is included at page 55 of this Form 10-K.

   All other schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or the notes thereto.

   3. Exhibits

   Refer to (c) below.

   (b) Reports on Form 8-K

   We filed a current report on Form 8-K with the Securities and Exchange Commission on December 19, 2000 to report the private placement transaction that was completed in December 2000.

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

 10.2(b)(4)  1998 Incentive Stock Option Plan and form of Stock Option
              Agreement thereunder.

 10.4(1)     Employee Stock Purchase Plan.

 10.5(1)     Amended and Restated Registration Rights Agreements.

 10.8(a)(1)  Lease dated February 15, 1994 for the Registrant's headquarters in
              Santa Clara, CA.

 10.8(b)(11) Lease renewal dated December 8, 1998 for the Registrants headquarters in Santa Clara, CA.

 10.9(12)    Lease dated July 1998 between Bio Science Center and Applied
              Imaging International Ltd.

 10.15(1)    Cooperative Research and Development Agreement, dated June 10,
             1995 between Registrant and the National Institute of Health.

 10.16(1)    Supply & Distribution Agreement dated March 3, 1994 between
              Cytocell Ltd. and Registrant.

 10.17(1)    Research Purchase Agreement dated March 26, 1996 between Pharmacia
             Biotech AB and Registrant.

 10.18(1)    Development Agreement dated February 5, 1996 between EM
              Industriesand Registrant.

 10.21(2)    License Agreement dated October 24, 1997 between Cambridge
              University and the Registrant.

 10.22(2)    Employment Letter Agreement dated July 21, 1997 between the
              Company and Carl Hull.

 10.23(2)    Employment Letter Agreement dated April 2, 1997 between the
             Company and Jack Goldstein, Ph.D. and amendment dated April 4,
             1997.

 10.23(b)(5) Stock and Warrant Purchase Agreement dated May 22, 1997 between the registrant and certain investors

 10.24(6) Form of Stock Purchase Agreement between the Registrant and certain investors used in connection with sales of Common Stock on July 7 and July 15, 1998.

 10.25(7)    Asset Purchase, License and Distribution Agreement between the
             Company and Vysis, Inc. dated July 16, 1999.

 10.26(8) Form of Stock Purchase Agreement between Applied Imaging Corp. and certain investors dated October 27, 1999 and October 29, 1999.

 10.27(9) Form of Stock Purchase Agreement between Applied Imaging Corp. and certain investors, dated December 13, 2000.

 10.28(10)   Form of Warrant between Applied Imaging Corp. and certain
             investors, dated December 14, 2000.

 10.29       Lease renewal dated November 16, 2000 for the Registrants
              headquarters in Santa Clara, CA.

 10.30       Loan and Security Agreement dated September 9, 1999 between
             Registrant, Applied Imaging International Limited and Silicon
             Valley Bank.

 10.31       Loan Modification Agreement dated September 9, 1999 between
             Registrant, Applied Imaging International Limited and Silicon
             Valley Bank.

 10.32   Loan Modification Agreement dated June 22, 2000 between Registrant,
         Applied Imaging International Limited and Silicon Valley Bank.

 10.33   Loan Modification Agreement dated August 7, 2000 between Registrant,
         Applied Imaging International Limited and Silicon Valley Bank.

 21.1(1) List of Subsidiaries of the Registrant.

 23.1    Consent of Independent Accountants.

 23.2    Consent of KPMG LLP

 24.1    Power of Attorney (included at page 50 below).

--------
 (1) Filed as an Exhibit to the Company's Registration Statement on Form S-1 (File No. 333-06703) and incorporated herein by reference.

 (2) Filed as an exhibit to the Company's Form 10-K405 for the year ending December 31, 1997 and incorporated herein by reference.

 (3) Filed as exhibit 3 to the Registrant's Report on Form 8-A12G with the Commission on June 5, 1998 and incorporated herein by reference.

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

 (7) Filed as exhibit 2.1 to the Registrant's Report on Form 8-K filed with the Commission on July 30, 1999 and incorporated herein by reference.

 (8) Filed as exhibit 4.2 to the Registrant's Report on Form S-3 filed with the Commission on January 25, 2001 and incorporated herein by reference.

 (9) Filed as exhibit 4.3 to the Registrant's Report on Form S-3 filed with the Commission on January 25, 2001 and incorporated herein by reference.

(10) Filed as exhibit 4.4 to the Registrant's Report on Form S-3 filed with the Commission on January 25, 2001 and incorporated herein by reference.

(11) Filed as exhibit 10.8(b) to the Registrant's Form 10-K405 for the year ending December 31, 1998 and incorporated herein by reference.

(12) Filed as exhibit 10.9 to the Registrant's Form 10-K405 for the year ending December 31, 1998 and incorporated herein by reference.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Applied Imaging Corp.

                                                     /s/ Carl Hull
                                          By: _________________________________
                                                         Carl Hull
                                                  Chief Executive Officer

Date: March 30, 2001

                               POWER OF ATTORNEY

   KNOW ALL MEN AND WOMEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Carl Hull and Barry Hotchkies his or her attorney-in-fact, with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue thereof.

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

              Signature                          Title                   Date
              ---------                          -----                   ----

          /s/ Carl Hull                Chief Executive Officer      March 30, 2001
______________________________________  and Director (Principal
             (Carl Hull)                Executive Officer)

       /s/ Barry Hotchkies             Chief Financial Officer      March 30, 2001
______________________________________  (Principal Accounting
          (Barry Hotchkies)             Officer)

    /s/ John F. Blakemore, Jr.         Director                     March 30, 2001
______________________________________
       (John F. Blakemore, Jr.)

        /s/ Jack Goldstein             Director and Chairman of     March 30, 2001
______________________________________  the Board
           (Jack Goldstein)

         /s/ Andre Marion              Director                     March 30, 2001
______________________________________
          (Andre F. Marion)

         /s/ G. Kirk Raab              Director                     March 30, 2001
______________________________________
            (G. Kirk Raab)
       /s/ Pablo Valenzuela            Director                     March 30, 2001
______________________________________
          (Pablo Valenzuela)

                             APPLIED IMAGING CORP.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)

                                   Balance at Charged to Deductions/ Balance at
                                   Beginning  Costs and  Recoveries    End of
                                    of Year    Expenses     Other       Year
                                   ---------- ---------- ----------- ----------
Allowance for doubtful accounts
Year ended December 31, 2000......    $251       $162       $(124)      $289
                                      ====       ====       =====       ====
Year ended December 31, 1999......    $162       $ 89       $  --       $251
                                      ====       ====       =====       ====
Year ended December 31, 1998......    $191       $ --       $ (29)      $162
                                      ====       ====       =====       ====