Form 10-Q
period 2001-03-31
APPLIED IMAGING CORP
filed 2001-05-10
CIK 816066

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington,  D.C.  20549

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the Quarterly Period ended March 31, 2001


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


As of May 7, 2001 15,192,643 shares of the Registrant's Common Stock were outstanding.

                             APPLIED IMAGING CORP.

                                     INDEX



                                                                            Page
                                                                            ----

                        PART I.  FINANCIAL INFORMATION
                        ------------------------------


Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets
         March 31, 2001 and December 31, 2000..............................   3

         Condensed Consolidated Statements of Operations and Comprehensive
         Loss. Three months ended March 31, 2001 and 2000..................   4

         Condensed Consolidated Statements of Cash Flows
         Three months ended March 31, 2001 and 2000........................   5

         Notes to Condensed Consolidated Financial Statements..............   6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations..................... 7-9

Item 3.  Quantitative and Qualitative Disclosures about Market Risk
         Derivatives and Financial Instruments.............................  10


                          PART II.  OTHER INFORMATION
                          ---------------------------

Item 6.  Exhibits and Reports on Form 8-K..................................  11

         Signatures........................................................  12

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                    APPLIED IMAGING CORP. AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets
                                (In thousands)



                                             March 31,           December 31,
                                               2001                 2000
                                            ----------          -------------
                                            (Unaudited)
ASSETS

Current assets:
   Cash and cash equivalents                $    2,743          $       4,447
   Restricted cash                               1,500                  1,667
   Short term investments                        1,032                    898
   Trade accounts receivable, net                5,582                  6,732
   Inventories                                   1,569                  1,627
   Prepaid expenses and other assets               154                    239
                                            ----------          -------------
      Total current assets                      12,580                 15,610
Property and equipment, net                      1,142                  1,127
Intangibles, net                                 2,573                  2,650
Other assets, net                                   55                     55
                                            ----------          -------------
      Total assets                          $   16,350          $      19,442
                                            ==========          =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current portion of bank debt             $    1,877          $       1,929
   Current portion of related party
    notes payable                                   --                    250
   Current portion of capital lease
    obligation                                      34                     34
   Accounts payable                              1,421                  1,829
   Accrued expenses                              1,976                  2,646
   Deferred revenue, current                     2,347                  2,417
                                            ----------          -------------
      Total current liabilities                  7,655                  9,105

Bank debt, less current portion                    333                    500
Deferred revenue, non-current                      644                    345
Capital lease obligations, less current
 portion                                             1                      9
                                            ----------          -------------
      Total liabilities                          8,633                  9,959
                                            ----------          -------------

Stockholders' equity:

   Common stock                                     15                     15
   Additional paid-in capital                   48,075                 48,070
   Deferred stock compensation                     (43)                   (30)
   Accumulated other comprehensive loss           (362)                  (366)
   Accumulated deficit                         (39,968)               (38,206)
                                            ----------          -------------
      Total stockholders' equity                 7,717                  9,483
                                            ----------          -------------
      Total liabilities and
       stockholders' equity                 $   16,350          $      19,442
                                            ==========          =============

   The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                    APPLIED IMAGING CORP. AND SUBSIDIARIES
    Condensed Consolidated Statements of Operations and Comprehensive Loss
                     (in thousands, except per share data)
                                  (Unaudited)

                                                  Three months ended
                                                      March 31,
                                                  ------------------
                                                    2001      2000
                                                  -------    -------
Revenues                                          $ 3,930    $ 3,693
Cost of revenues                                    1,943      1,786
                                                  -------    -------
    Gross profit                                    1,987      1,907
                                                  -------    -------
Operating expenses:
    Research and development                          935        880
    Sales and marketing                             2,026      1,470
    General and administrative                        759        679
    Amortization of intangibles                        78         63
                                                  -------    -------
        Total operating expenses                    3,798      3,092
                                                  -------    -------
        Operating loss                             (1,811)    (1,185)
Other income/(expense), net                            49        (97)
                                                  -------    -------
    Net loss                                       (1,762)    (1,282)

Other comprehensive income (loss)
    Change in unrealized loss on
        short-term investments                          4         (3)
    Other unrealized loss                               -         (2)
                                                  -------    -------
    Comprehensive loss                            $(1,758)   $(1,287)
                                                  =======    =======
Net loss per share - basic and diluted            $ (0.12)   $ (0.10)
                                                  =======    =======

Weighted average shares outstanding                15,150     13,189
                                                  =======    =======

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                   APPLIED IMAGING CORP. AND SUBSIDIARIES

               Condensed Consolidated Statements of Cash Flows
                               (In thousands)
                                 (Unaudited)

                                                   Three months ended March 31,
                                                   ----------------------------
                                                      2001              2000
                                                   ----------        ----------
Cash flows from operating activities:
  Net loss                                         $  (1,762)        $  (1,282)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation and amortization                        239               229
    Provision for doubtful accounts                       50                --
    Amortization related to employee deferred
      stock compensation                                   5                43
    Changes in operating assets and liabilities:
      Trade accounts                                   1,100               486
      Inventories                                         58                 6
      Prepaid expenses and other assets                   85              (268)
      Accounts payable                                  (408)             (277)
      Accrued expenses                                  (670)             (356)
      Deferred revenue                                   229               213
                                                   ----------        ----------
        Net cash used in operating activities:        (1,074)           (1,206)
                                                   ----------        ----------
Cash flows from investing activities:
  Purchase of short-term investments                  (8,135)           (6,231)
  Proceeds from sale and maturities of investments     8,005             7,824
  Purchases of equipment                                (177)             (175)
  Other assets                                            --                10
                                                   ----------        ----------
        Net cash provided by/(used in) investing
          activities:                                   (307)            1,428
                                                   ----------        ----------
Cash flows from financing activities:
  Net proceeds from issuance of common stock             (13)              696
  Restricted cash                                        167                --
  Bank and other loan payments                          (477)             (714)
                                                   ----------        ----------
        Net cash used in financing activities:          (323)              (18)
                                                   ----------        ----------

Net increase (decrease) in cash and cash
  equivalents:                                        (1,704)              204

Cash and cash equivalents at beginning of period       4,447             2,832
                                                   ----------        ----------
Cash and cash equivalents at end of period         $   2,743         $   3,036
                                                   ==========        ==========

Supplemental disclosure of cash flow information:
  Interest paid during the period                  $      66         $      73
                                                   ==========        ==========
  Cash paid for taxes during the year              $      14         $      --
                                                   ==========        ==========

   The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                    APPLIED IMAGING CORP. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE I - Basis of Presentation
------------------------------

     The accompanying condensed consolidated financial statements include the accounts of Applied Imaging Corp. and subsidiaries (the "Company") for the three months ended March 31, 2001 and 2000. These financial statements are unaudited and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the Company's financial position, operating results and cash flows for those interim periods presented. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of results to be expected for the fiscal year ending December 31, 2001. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, for the year ended December 31, 2000, contained in the Company's 2000 annual report on Form 10-K.

NOTE 2 - Inventories (in thousands)
-----------------------------------

Balance as of                       March 31, 2001     December 31, 2000
                                    --------------     -----------------
Raw materials                       $        1,428     $           1,443
Work in process                                 81                   122
Finished goods                                  60                    62
                                    --------------     -----------------
Total                               $        1,569     $           1,627
                                    ==============     =================

NOTE  3 - Loss per share
------------------------

     There were no reconciling items of the numerators and denominators of the basic and diluted EPS computations. Securities excluded from the computation of EPS because their effect on EPS was antidilutive, but could dilute basic EPS in future periods are as follows:

          Balance as of             March 31, 2001     March 31, 2000
                                    --------------     --------------
          Options                        2,393,799          1,667,531
          Warrants                         650,800            313,010
                                    --------------     --------------
          Total                          3,044,599          1,980,541
                                    ==============     ==============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with the attached condensed consolidated financial statements and notes thereto, and with the Company's audited financial statements and notes thereto for the fiscal year ended December 31, 2000.

     The information set forth below contains forward-looking statements, and the Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under "Item One" and "Factors That May Affect Future Results" under "Item Seven" in the Company's annual report on form 10-K for the fiscal year ended December 31, 2000.

Results of Operations

Revenues. The Company's revenues are derived primarily from the sale of products, instrument service contracts and grant revenues. Revenues for the three months ended March 31, 2001 were $3.9 million, compared to $3.7 million for the corresponding period in 2000. This 6% increase in revenues in the quarter was due primarily to increased sales of service contracts reflecting the Company's focus on developing service and other recurring revenue streams. Revenues increased by 6% in North America and 7% in overseas markets. On a comparable exchange rate basis, revenues increased by 10% for the Company and 14% in overseas markets.

Cost of revenues. Cost of revenues includes direct material and labor costs, manufacturing overhead, installation costs, warranty-related expenses and post-warranty service and application support expenses. Costs of revenues, as a percentage of total revenues, for the three months ended March 31, 2001 were 49% compared to 48% for the corresponding prior year period. The increase is primarily due to license fees payable on sales of certain of the Company's cytogenetic instruments.

Research and development expenses. Research and development expenses for the three months ended March 31, 2001 were $935,000 compared to $880,000 for the comparative prior year period. The increase over the prior year period is primarily due to increased spending for new applications for the Company's new MDS(TM) product.

Sales and marketing expenses. Sales and marketing expenses for the three months ended March 31, 2001 were $2.0 million compared to $1.5 million in last year's first quarter. The increase is primarily related to increased sales and support personnel for the Company's new MDS(TM) product. As a percentage of revenues, sales and marketing expenses were 52% of total revenues for the three months ended March 31, 2001, compared to 40% in last year's first quarter.

General and administrative expenses. General and administrative expenses for the first quarter were $759,000, an increase of $80,000 (12%) over the first quarter of 2000 due primarily to one-time expenses for the Company's investor relations program. As a percentage of revenue, general and administrative costs were 19% for the first quarter of 2001 compared to 18% for the first quarter in 2000.

Amortization of Intangibles. Amortization of intangibles amounted to $78,000 for the first quarter of 2001 compared to $63,000 in last year's first quarter. This represents the amortization of the intangible assets ( including goodwill, and intellectual and software property) resulting from the acquisition of the cytogenetic imaging business of Vysis, Inc. in July 1999 and the purchase of the United States-based PowerGene(R) business of Perceptive Scientific Instruments, LLC in July, 2000.

     Other income (expense) net. The change in Other Income (Expense) of $146,000 for the quarter ended March 31, 2000 when compared to the corresponding prior year period was primarily related to foreign currency gains due to the strengthening of the U.S. dollar versus the pound sterling and other foreign currencies.

Factors That May Affect Future Results

     The Company's operating results may vary significantly depending on certain factors, including the effect of delays in its research and development program, adverse results in its clinical studies, delays in the introduction or shipment of new products, increased competition, adverse changes in the economic conditions in any of the several countries in which the Company does business, a slower growth rate in the Company's target markets, order deferrals in anticipation of new product releases, lack of market acceptance of new products, the uncertainty of FDA or other domestic and international regulatory clearances or approvals, and the factors set forth in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2000.

     Due to the factors noted above, the Company's future earnings and stock price may be subject to significant volatility, particularly on a quarterly basis. Any shortfall in revenues or earnings from levels expected by security analysts could have an immediate and significant adverse effect on the trading price of the Company's common stock.

Liquidity and Capital Resources

     At March 31, 2001, the Company had cash, restricted cash, cash equivalents and securities available for sale of $5.3 million and working capital of $4.9 million compared to $7.0 million and $6.4 million respectively at March 31, 2000. Restricted cash amounted to $1.5 million at March 31, 2001. There was no restricted cash at March 31,2000. Cash used by operations for the three months ended March 31, 2001 was $1.1 million compared to $1.2 million for the corresponding prior year period. The decrease in cash used in operations is primarily due to reduced balances of accounts receivables and inventories offset, in part, by increased losses as explained above and lower accounts payable and accruals. In addition, the Company used $0.5 million in the first quarter of 2001 to reduce bank and other loans compared to $0.7 million in the first quarter of 2000. The Company also received $0.7 million from the issuance of common stock from the exercise of employee stock options in the first quarter of 2000.

     Applied Imaging International, Limited (AIIL) has a (Pounds)750,000 gross and (Pounds)500,000 net unsecured revolving line of credit with an international bank that is guaranteed by the Company. Under the line of credit the Company also has the ability to borrow additional amounts based on cash deposits held by the bank up to a maximum additional amount of (Pounds)250,000. The line of credit expired on March 31, 2001 and, while the Company expects AIIL to negotiate an extension, any outstanding balance is due on demand if no extension is negotiated.

     The Company has a three-year term loan and a $500,000 revolving line of credit with Silicon Valley Bank (SVB) with outstanding balances of $1.0 million and $500,000 respectively at March 31, 2001. In accordance with the "cash cure" provisions of the amended loan agreement with SVB, the Company has secured these loans with cash deposits shown on the Balance Sheet as "Restricted Cash".

     The Company expects negative cash flow from operations to continue through at least 2001, as it continues the research and development of its MDS(TM) System, expands its marketing, sales and customer support capabilities and adds administrative infrastructure. The Company currently estimates that its existing capital resources will enable it to meet its short-term capital needs through 2001. However, the Company's long-term capital needs may require it to seek to obtain additional funds through equity or debt financing, collaborative or other arrangements with other companies, bank financing and other sources. If the Company raises funds by issuing equity securities, there will be dilution of existing shareholder's holdings in the Company's common stock. There can be no assurance that additional financing will be available when needed or on terms acceptable to the Company. If adequate funds are not available, the Company could be required to delay development or commercialization of certain products, to license to third parties the rights to commercialize certain products or technologies that would otherwise seek to commercialize itself, or to reduce the marketing, customer support, or other resources devoted to product development. Accordingly, the Company's failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on its business, results of operations, and financial condition. There can be no assurance, however, that the Company will not be required to seek capital at an earlier date. The timing and amount of spending of such capital resources cannot be accurately determined at this time and will depend on several factors, including but not limited to, the progress of the Company's research and development efforts and clinical investigations, the timing of regulatory approvals or clearances, competing technological and market developments, commercialization of products currently under development and market acceptance and demand for the Company's products. In addition, as opportunities arise, capital may also be used to acquire businesses, technologies or products.

Item 3. Quantitative and Qualitative Disclosures about Market Risk Derivatives and Financial Instruments.

     For the three months ended March 31, 2001, there were no material changes from the disclosures made in the Company's form 10-K for the year ended December 31, 2000.

PART II  -  OTHER INFORMATION
-----------------------------

Item 6.  Exhibits and Reports on Form 8-K.

     There were no reports on Form 8-K during the quarter ended March 31, 2001

                             APPLIED IMAGING CORP.


                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                   APPLIED IMAGING CORP.
                                                      (Registrant)




Date: May 9, 2001               By: /S/ Carl Hull
                                    ------------------------------
                                        Carl Hull
                                        President and
                                        Chief Executive Officer


                                By: /S/ BARRY HOTCHKIES
                                    -----------------------------
                                        Barry Hotchkies
                                        Vice President, Chief Financial Officer