Form 10-Q
period 2001-06-30
APPLIED IMAGING CORP
filed 2001-08-10
CIK 816066

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange
    Act of 1934 For the Quarterly Period ended June 30, 2001

                                       OR

[_] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange
    Act of 1934 for the Transition Period From ___________ To ___________.

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the 90 days. Yes [X] No [_]


As of August 6, 2001 15,202,843 shares of the Registrant's Common Stock were outstanding.

                              APPLIED IMAGING CORP.

                                      INDEX

                                                                                Page
                                                                                ----

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

Item 1.  Financial Statements (Unaudited)
         Condensed Consolidated Balance Sheets
         June 30, 2001 and December 31, 2000  .................................   3

         Condensed Consolidated Statements of Operations and Comprehensive Loss
         Three and six months ended June 30, 2001 and 2000  ...................   4

         Condensed Consolidated Statements of Cash Flows
         Six months ended June 30, 2001 and 2000 ..............................   5

         Notes to Condensed Consolidated Financial Statements ................. 6-7

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations ........................ 8-11

Item 3.  Quantitative and Qualitative Disclosures about Market Risk
         Derivatives and Financial Instruments ................................   12


                           PART II. OTHER INFORMATION
                           --------------------------


Item 4.  Submission of Matters to a Vote of Security Holders ..................   13

Item 6.  Exhibits and Reports on Form 8-K .....................................   13

         Signatures ...........................................................   14

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                     APPLIED IMAGING CORP. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                                 (In thousands)

                                                                June 30,      December 31,
                                                                  2001            2000
                                                              -------------   -------------
                                                              (Unaudited)
ASSETS

Current assets:
       Cash and cash equivalents                                   $ 1,431         $ 4,447
       Restricted cash                                               2,097           1,667
       Short term investments                                        1,284             898
       Trade accounts receivable, net                                5,784           6,732
       Inventories                                                   1,465           1,627
       Prepaid expenses and other assets                               139             239
                                                              -------------   -------------
           Total current assets                                     12,200          15,610
Property and equipment, net                                          1,110           1,127
Intangibles, net                                                     2,497           2,650
Other assets, net                                                       76              55
                                                              -------------   -------------
           Total assets                                           $ 15,883        $ 19,442
                                                              =============   =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
       Current portion of bank debt                                $ 1,930         $ 1,929
       Current portion of related party notes payable                    -             250
       Current portion of capital lease obligation                      29              34
       Accounts payable                                              1,795           1,829
       Accrued expenses                                              1,769           2,646
       Deferred revenue, current                                     2,665           2,417
                                                              -------------   -------------
           Total current liabilities                                 8,188           9,105

Bank debt, less current portion                                        167             500
Deferred revenue, non-current                                          606             345
Capital lease obligations, less current portion                          -               9
                                                              -------------   -------------
           Total liabilities                                         8,961           9,959
                                                              -------------   -------------

Stockholders' equity:

       Common stock                                                     15              15
       Additional paid-in capital                                   48,113          48,070
       Deferred stock compensation                                     (10)            (30)
       Accumulated other comprehensive loss                           (360)           (366)
       Accumulated deficit                                         (40,836)        (38,206)
                                                              -------------   -------------
           Total stockholders' equity                                6,922           9,483
                                                              -------------   -------------

           Total liabilities and stockholders' equity             $ 15,883        $ 19,442
                                                              =============   =============

         The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                     APPLIED IMAGING CORP. AND SUBSIDIARIES

     Condensed Consolidated Statements of Operations and Comprehensive Loss
                      (in thousands, except per share data)
                                   (Unaudited)

                                                       Three months ended                Six months ended
                                                            June 30,                          June 30,
                                                  ----------------------------    ------------------------------
                                                      2001           2000              2001            2000
                                                  -------------   ------------    ---------------  -------------
Revenues                                               $ 4,528        $ 4,343            $ 8,458        $ 8,036
Cost of revenues                                         1,793          1,664              3,736          3,450
                                                  -------------   ------------    ---------------  -------------

    Gross profit                                         2,735          2,679              4,722          4,586
                                                  -------------   ------------    ---------------  -------------

Operating expenses:
    Research and development                             1,029            976              1,964          1,856
    Sales and marketing                                  1,812          1,519              3,838          2,988
    General and administrative                             692            689              1,451          1,368
    Amortization of intangibles                             77             63                155            126
                                                  -------------   ------------    ---------------  -------------
         Total operating expenses                        3,610          3,247              7,408          6,338
                                                  -------------   ------------    ---------------  -------------

         Operating loss                                   (875)          (568)            (2,686)        (1,752)

Other income/(expense), net                                  7             24                 56            (73)
                                                  -------------   ------------    ---------------  -------------

    Net loss                                              (868)          (544)            (2,630)      $ (1,825)

Other comprehensive income (loss)
    Change in unrealized loss on
         short-term investments                              2              4                  6              1
    Other unrealized loss                                    -              -                  -             (2)
                                                  -------------   ------------    ---------------  -------------

    Comprehensive loss                                  $ (866)        $ (540)          $ (2,624)      $ (1,826)
                                                  =============   ============    ===============  =============

Net loss per share - basic and diluted                 $ (0.06)       $ (0.04)           $ (0.17)       $ (0.14)
                                                  =============   ============    ===============  =============

Weighted average shares outstanding
    - basic and diluted                                 15,184         13,379             15,167         13,261
                                                  =============   ============    ===============  =============

         The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                  APPLIED IMAGING CORP. AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)

                                   (Unaudited)

                                                                              Six months ended June 30,
                                                                           ---------------------------------
                                                                               2001               2000
                                                                           --------------    ---------------
Cash flows from operating activities:

     Net loss                                                                   $ (2,630)          $ (1,825)
     Adjustments to reconcile net loss to net cash
        used in operating activities:
        Depreciation and amortization                                                434                451
        Provision for doubtful accounts                                               50                  -
        Amortization related to employee deferred
           stock compensation                                                          2                 43
        Changes in operating assets and liabilities:
           Trade accounts and related party receivable                               898                397
           Inventories                                                               162               (160)
           Prepaid expenses and other assets                                         100               (328)
           Accounts payable                                                          (34)              (367)
           Accrued expenses                                                         (877)              (546)
           Deferred revenue                                                          509                340
                                                                           --------------    ---------------
           Net cash used in operating activities:                                 (1,386)            (1,995)
                                                                           --------------    ---------------
Cash flows from investing activities:

     Purchase of short-term investments                                           (9,082)           (11,905)
     Proceeds from sale and maturities of investments                              8,702             14,054
     Purchases of equipment                                                         (264)              (300)
     Other assets                                                                    (21)                26
                                                                           --------------    ---------------
        Net cash provided by/(used in) investing activities:                        (665)             1,875
                                                                           --------------    ---------------
Cash flows from financing activities:

     Net proceeds from issuance of common stock                                       61                703
     Restricted cash                                                                (430)                 -
     Bank and other loan proceeds                                                      -                500
     Bank and other loan payments                                                   (596)            (1,389)
                                                                           --------------    ---------------
        Net cash used in financing activities:                                      (965)              (186)
                                                                           --------------    ---------------

Net decrease in cash and cash equivalents                                         (3,016)              (306)

Cash and cash equivalents at beginning of period                                   4,447              2,832
                                                                           --------------    ---------------
Cash and cash equivalents at end of period                                       $ 1,431            $ 2,526
                                                                           ==============    ===============
Supplemental disclosure of cash flow information:

        Cash paid for interest during the period                                   $ 122              $ 161
                                                                           ==============    ===============
        Cash paid for taxes during the period                                       $ 18                $ -
                                                                           ==============    ===============

Supplemental disclosure of non-cash investing and financing activities:

        Deferred stock compensation                                                $ (18)               $ -
                                                                           ==============    ===============

         The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                     APPLIED IMAGING CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

NOTE I - Basis of Presentation

     The accompanying condensed consolidated financial statements include the accounts of Applied Imaging Corp. and subsidiaries (the "Company") for the three and six months ended June 30, 2001 and 2000. These financial statements are unaudited and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the Company's financial position, operating results and cash flows for those interim periods presented. The results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of results to be expected for the fiscal year ending December 31, 2001. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, for the year ended December 31, 2000, contained in the Company's 2000 annual report on Form 10-K.

Liquidity: Management believes that its existing capital resources will be sufficient to meet the Company's capital and operating requirements through at least 2001. If expenditures required to achieve the Company's plans are greater than projected, or if the Company is unable to generate adequate cash flow from sales of its products, the Company may need to seek additional sources of capital. There can be no assurance that the Company will be able to obtain additional debt or equity financing when needed or on terms acceptable to the Company. If adequate funds are not available, the Company could be required to delay development or commercialization of certain products, to license to third parties the rights to commercialize certain products or technologies that the Company would otherwise seek to commercialize internally, or to reduce the marketing, customer support, or other resources devoted to product development. Accordingly, the failure of the Company to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on the Company's business, results of operations and financial condition.

NOTE 2 - Inventories (in thousands)

Balance as of                           June 30, 2001      December 31, 2000
                                        --------------     ------------------
Raw materials                                 $ 1,360                $ 1,443
Work in process                                    47                    122
Finished goods                                     58                     62
                                        --------------     ------------------
Total                                         $ 1,465                $ 1,627
                                        ==============     ==================

NOTE  3 - Loss per share

         There were no reconciling items of the numerators and denominators of the basic and diluted EPS computations. Securities excluded from the computation of EPS because their effect on EPS was antidilutive, but could dilute basic EPS in future periods are as follows:



Balance as of                           June 30, 2001          June 30, 2000
                                       ---------------       ----------------
Options                                     2,456,328              1,764,573
Warrants                                      650,800                140,000
                                       ---------------       ----------------
Total                                       3,107,128              1,904,573
                                       ===============       ================

NOTE  4 - Recent Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 141 "Business Combinations," which establishes financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, Business Combinations, and FASB Statement No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. It requires that all business combinations in the scope of this Statement are to be accounted for using one method, the purchase method. The provisions of this Statement apply to all business combinations initiated after June 30, 2001, and also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. The Company adopted SFAS No. 141 during the second quarter of fiscal 2001, and the adoption of SFAS No. 141 had no material impact on financial reporting and related disclosures of the Company.

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 142 "Goodwill and Other Intangible Assets," which establishes financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition, and after they have been initially recognized in the financial statements. The provisions of this Statement are effective starting with fiscal years beginning after December 15, 2001. The Company will adopt SFAS No. 142 during the first quarter of fiscal 2002, and is in the process of evaluating the impact of implementation on the financial position and results of operations of the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with the attached condensed consolidated financial statements and notes thereto, and with the Company's audited financial statements and notes thereto for the fiscal year ended December 31, 2000.

     This quarterly report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements relating to the adequacy of our current capital resources and the timing of future capital requirements. The Company's actual results could differ materially from those predicted as a result of risks and uncertainties discussed in this quarterly report and those set forth under "Item One - Risk Factors," and under "Item Seven - Management's Discussion And Analysis Of Financial Condition And Results Of Operations; Factors that May Affect Future Results," commencing on pages 8 and 24, respectively, in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000. These risks and uncertainties include, but are not limited to, competition, continued adverse changes in general economic conditions in the United States and internationally, adverse changes in the specific markets for our products, adverse changes in customer order patterns, pricing pressures, risks associated with foreign operations, and failure to reduce costs or improve operating efficiencies.

Results of Operations

Revenues. The Company's revenues are derived primarily from the sale of products, instrument service contracts and grant revenues. Revenues for the three and six months ended June 30, 2001 were $4.5 million and $8.5 million, respectively, compared to $4.3 million and $8.0 million for the corresponding periods in 2000. The 4% increase in revenues in the quarter and 5% in the first six months was due primarily to increased sales of service contracts reflecting the Company's focus on developing service and other recurring revenue streams. In the first six months, revenues increased by 17% in North America and decreased by 7% in overseas markets, reflecting continued weakness in overseas markets and the strength of the U.S. dollar versus the pound sterling and the Euro. On a comparable exchange rate basis, revenues in the first half increased by 8% for the Company and decreased by 2% in overseas markets.

Cost of revenues. Cost of revenues includes direct material and labor costs, manufacturing overhead, installation costs, warranty-related expenses and post-warranty service and application support expenses. Costs of revenues, as a percentage of total revenues, for the three and six months ended June 30, 2001 were 40% and 44%, respectively, compared to 38% and 43% for the corresponding prior year periods. The increases were primarily due to the impact of the reversal of a manufacturing-related accrual, in the second quarter of 2000, which was no longer deemed necessary, offsetting the favorable impact of lower material costs in 2001. Excluding the effect of this accrual reversal, cost of revenues as a percentage of total revenues amounted to 44% and 46% in the three and six months ended June 30, 2000, respectively.

Research and development expenses. Research and development expenses for the three and six months ended June 30, 2001 were $1.0 million and $2.0 million, respectively, compared to $1.0 million and $1.9 million for the comparative prior year periods. The increases over the prior year period were primarily due to increased spending for new applications for the Company's new MDS(TM) product.

Sales and marketing expenses. Sales and marketing expenses for the three and six months ended June 30, 2001 were $1.8 million and $3.8 million, respectively, compared to $1.5 million and $3.0 million in the comparative prior year periods. The increases were primarily related to increased sales and support personnel for the Company's new MDS/(TM)/ product. As a percentage of revenues, sales and marketing expenses were 40% and 45% of total revenues for the three and six months ended June 30, 2001, respectively, compared to 35% and 37% for the corresponding prior year periods.

General and administrative expenses. General and administrative expenses for the three and six months ended June 30, 2001 were $0.7 million and $1.5 million respectively, compared to $0.7 million and $1.4 million in the comparative prior year periods. The increase in the first half of 2001 versus the first half of 2000 was due primarily to one-time expenses in the first quarter of 2001 for the Company's investor relations program ($50,000). As a percentage of revenue, general and administrative costs were 15% and 17% of total revenues for the three and six months ended June 30, 2001, respectively, compared to 16% and 17% for the corresponding prior year periods.

Amortization of Intangibles. Amortization of intangibles amounted to $77,000 and $155,000, respectively, for the first quarter and first half of 2001 compared to $63,000 and $126,000 in the corresponding prior year periods. This represents the amortization of the intangible assets (including goodwill, and intellectual and software property) resulting from the acquisition of the cytogenetic imaging business of Vysis, Inc. in July 1999 and the purchase of the United States-based PowerGene/(R)/ business of Perceptive Scientific Instruments, LLC in July, 2000.

Other income (expense) net. The favorable change in Other income (expense) of $129,000 for the six months ended June 30, 2001 when compared to the corresponding prior year period was primarily related to reduced foreign currency exchange losses due to the strengthening of the U.S. dollar versus the pound sterling and other foreign currencies. The reduction in Other income for the second quarter was due primarily to reduced interest income as a result of lower cash balances compared to the second quarter of 2000.

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

Liquidity and Capital Resources

     At June 30, 2001, the Company had cash, restricted cash, cash equivalents and securities available for sale of $4.8 million and working capital of $4.0 million compared to $6.0 million and $5.8 million respectively at June 30, 2000. Restricted cash, which secures all outstanding bank debt, amounted to $2.1 million at June 30, 2001. There was no restricted cash at June 30, 2000. Cash used by operations for the six months ended June 30, 2001 was $1.4 million compared to $2.0 million for the corresponding prior year period. The decrease in cash used in operations was primarily due to reduced requirements for accounts receivable and inventories, totaling $0.8 million, as well as an increase of $0.2 million in deferred revenue. These decreases were offset, in part, by increased losses as explained above and lower accrued expenses. Financing activities affecting liquidity included the use of $0.6 million in the first half of 2001 to reduce bank and other loans compared to $0.9 million in the first half of 2000. The Company also received $0.7 million from the issuance of common stock from the exercise of employee stock options in the first half of 2000 compared to $61,000 in the first half of this year.

     The Company had a (pound)750,000 gross and (pound)500,000 net unsecured revolving line of credit with an international bank that was guaranteed by the Company. The line of credit expired on March 31, 2001. The international bank subsequently provided the Company with a (pound)750,000 gross and net zero borrowing facility that expired on June 30, 2001. At June 30, 2001, AIIL had drawn down (pound)541,000 of this facility that was collateralized by cash deposits shown on the Balance Sheet as "Restricted Cash."

     The Company has a three-year term loan and a $500,000 revolving line of credit with Silicon Valley Bank (SVB) with outstanding balances of $0.8 million and $500,000 respectively at June 30, 2001. In accordance with the "cash cure" provisions of the amended loan agreement with SVB, the Company has collateralized these loans with cash deposits shown on the Balance Sheet as "Restricted Cash." The revolving line of credit expired on June 21, 2001 and was extended by SVB to September 21, 2001.

     The Company expects negative cash flow from operations to continue through at least 2001, as it continues the research and development of its MDS/(TM)/ System, expands its marketing, sales and customer support capabilities and adds administrative infrastructure. The Company currently estimates that its existing capital resources will enable it to meet its short-term capital needs through 2001. There can be no assurance, however, that the Company will not be required to seek capital at an earlier date. The Company's long-term capital needs may require it to seek to obtain additional funds through equity or debt financing, collaborative or other arrangements with other companies, bank financing and other sources. If the Company raises funds by issuing equity securities, there will be dilution of existing shareholder's holdings in the Company's common stock. There can be no assurance that additional financing will be available when needed or on terms acceptable to the Company. If adequate funds are not available, the Company could be required to delay development or commercialization of certain products, to license to third parties the rights to commercialize certain products or technologies that it would otherwise seek to commercialize itself, or to reduce the marketing, customer support, or other resources devoted to product development. Accordingly, the Company's failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on its business, results of operations, and financial condition. The timing and amount of spending of such capital resources cannot be accurately determined at this time and will depend on several factors, including but not limited to, the progress of the Company's research and development efforts and clinical investigations, the timing of regulatory approvals or clearances, competing technological and market developments, commercialization of products currently under development and market acceptance and demand for the Company's products. In addition, as opportunities arise, capital may also be used to acquire businesses, technologies or products.

Recent Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 141 "Business Combinations," which establishes financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, Business Combinations, and FASB Statement No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. It requires that all business combinations in the scope of this Statement are to be accounted for using one method, the purchase method. The provisions of this Statement apply to all business combinations initiated after June 30, 2001, and also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. The Company adopted SFAS No. 141 during the second quarter of fiscal 2001, and the adoption of SFAS No. 141 had no material impact on financial reporting and related disclosures of the Company.

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 142 "Goodwill and Other Intangible Assets," which establishes financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition, and after they have been initially recognized in the financial statements. The provisions of this Statement are effective starting with fiscal years beginning after December 15, 2001. The Company will adopt SFAS No. 142 during the first quarter of fiscal 2002, and is in the process of evaluating the impact of implementation on the financial position and results of operations of the Company.

Item 3. Quantitative and Qualitative Disclosures about Market Risk Derivatives and Financial Instruments.

     For the six months ended June 30, 2001, there were no material changes from the disclosures made in the Company's Form 10-K for the year ended December 31, 2000.

PART II - OTHER INFORMATION

Item 4: Submission of matters to a vote of security holders

     The Company solicited proxies for an annual meeting of stockholders on May 16, 2001 to all of the Company's stockholders.

     The election of directors was conducted and the following nominees were elected: John F. Blakemore, Jr. and G. Kirk Raab. The vote with respect to each nominee was as follows:

                                       Votes
                               ---------------------
              Name                For        Against
      ---------------------    ----------    -------
     John F. Blakemore, Jr.    13,199,138       0
     G. Kirk Raab              13,199,138       0

     Continuing directors whose terms of office extended beyond the Annual Meeting were: Jack Goldstein, Carl Hull, Andre F. Marion and Pablo Valenzuela.

     PricewaterhouseCoopers LLP was ratified as the independent auditors of the company for the fiscal year ending December 31, 2001 with 13,357,891 votes in favor and 101,459 votes against.

     An amendment to the Company's Certificate of Incorporation was approved to increase the number of authorized shares of the Company's Common Stock from 20 million to 50 million shares. The amendment was approved with 13,210,212 votes in favor and 234,812 votes against.

     An amendment of the Company's 1998 Incentive Stock Option Plan (the Plan) was approved to increase the total number of shares reserved for issuance under the Plan from 950,000 shares to 2,850,000 shares. The amendment was approved with 8,314,647 votes in favor and 1,123,384 votes against.

Item 6. Exhibits and Reports on Form 8-K.

     (a) Exhibits.

Exhibit No.                             Description
-----------                             -----------
10.34        Lease renewal to the Registrant's headquarters in Santa Clara, CA dated April 10, 2001.

10.35        Loan Modification Agreement dated June 21, 2001 between Registrant,
             Applied Imaging International Limited and Silicon Valley Bank.

     (b) Reports on Form 8-K. - There were no reports on Form 8-K during the quarter ended June 30, 2001

                              APPLIED IMAGING CORP.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       APPLIED IMAGING CORP.
                                       (Registrant)


Date: August 10, 2001                  By: /S/ Carl Hull
                                           ---------------------
                                               Carl Hull
                                               President and
                                               Chief Executive Officer

                                       By: /S/ BARRY HOTCHKIES
                                           ---------------------
                                               Barry Hotchkies
                                               Vice President,
                                               Chief Financial Officer