Form 10-Q
period 2001-09-30
APPLIED IMAGING CORP
filed 2001-11-13
CIK 816066

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange
    Act of 1934 For the Quarterly Period ended September 30, 2001

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the 90 days. Yes [X] No [ ]


As of November 9, 2001 15,239,717 shares of the Registrant's Common Stock were outstanding.

                              APPLIED IMAGING CORP.

                                      INDEX

                                                                                 Page
                                                                                 ----
                          PART I. FINANCIAL INFORMATION
                          -----------------------------
Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets
         September 30, 2001 and December 31, 2000 .............................     3

         Condensed Consolidated Statements of Operations and Comprehensive Loss
         Three and nine months ended September 30, 2001 and 2000 ..............     4

         Condensed Consolidated Statements of Cash Flows
         Nine months ended September 30, 2001 and 2000 ........................     5

         Notes to Condensed Consolidated Financial Statements .................   6-8

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations .......................   9-12

Item 3.  Quantitative and Qualitative Disclosures about Market Risk
         Derivatives and Financial Instruments ...............................     13

                           PART II. OTHER INFORMATION
                           --------------------------

Item 6.  Exhibits and Reports on Form 8-K ... .................................    14

         Signatures ...........................................................    15


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                     APPLIED IMAGING CORP. AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets
                                 (In thousands)

                                                                   September 30,      December 31,
                                                                       2001               2000
                                                                    ------------      ------------
                                                                      (Unaudited)
ASSETS

Current assets:
            Cash and cash equivalents ...................           $  1,939            $  4,447
            Restricted cash .............................                978               1,667
            Short term investments ......................                656                 898
            Trade accounts receivable, net ..............              5,922               6,732
            Inventories .................................              1,239               1,627
            Prepaid expenses and other assets ...........                307                 239
                                                                    --------            --------
                      Total current assets ..............             11,041              15,610

Property and equipment, net .............................              1,165               1,127
Intangibles, net ........................................              2,421               2,650
Other assets, net .......................................                 56                  55
                                                                    --------            --------
                      Total assets ......................           $ 14,683            $ 19,442
                                                                    ========            ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
           Current portion of bank debt .................           $  1,931            $  1,929
           Current portion of related party notes payable               --                   250
           Current portion of capital lease obligation ..                 21                  34
           Accounts payable .............................              1,875               1,829
           Accrued expenses .............................              1,734               2,646
           Deferred revenue, current ....................              2,633               2,417
                                                                    --------            --------
                      Total current liabilities .........              8,194               9,105
Bank debt, less current portion .........................               --                   500
Deferred revenue, non-current ...........................                516                 345
Capital lease obligations, less current portion .........               --                     9
                                                                    --------            --------
                      Total liabilities .................              8,710               9,959
                                                                    --------            --------

Commitments and contingencies (Note 4)

Stockholders' equity:

           Common stock .................................                 15                  15
           Additional paid-in capital ...................             48,095              48,070
           Deferred stock compensation ..................                 (8)                (30)
           Accumulated other comprehensive loss .........               (361)               (366)
           Accumulated deficit ..........................            (41,768)            (38,206)
                                                                    --------            --------
                      Total stockholders' equity ........              5,973               9,483
                                                                    --------            --------

                      Total liabilities and stockholders'
                        equity ..........................           $ 14,683            $ 19,442
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

                     APPLIED IMAGING CORP. AND SUBSIDIARIES

     Condensed Consolidated Statements of Operations and Comprehensive Loss
                     (in thousands, except per share data)
                                   (Unaudited)

                                                 Three months ended      Nine months ended
                                                    September 30,          September 30,
                                                --------------------    --------------------
                                                  2001        2000        2001        2000
                                                --------    --------    --------    --------
Revenues ....................................   $  4,827    $  4,006    $ 13,285    $ 12,042
Cost of revenues ............................      1,968       1,780       5,704       5,230
                                                --------    --------    --------    --------
       Gross profit .........................      2,859       2,226       7,581       6,812
                                                --------    --------    --------    --------

Operating expenses:
       Research and development .............      1,110         743       3,074       2,599
       Sales and marketing ..................      1,856       1,568       5,694       4,556
       General and administrative ...........        674         777       2,125       2,145
       Amortization of intangibles ..........         76          77         231         203
                                                --------    --------    --------    --------
                Total operating expenses.....      3,716       3,165      11,124       9,503
                                                --------    --------    --------    --------

                Operating loss ..............       (857)       (939)     (3,543)     (2,691)
Other income/(expense), net .................        (75)         (7)        (19)        (80)
                                                --------    --------    --------    --------
       Net loss .............................       (932)       (946)     (3,562)     (2,771)

Other comprehensive income (loss)
       Change in unrealized loss on
        short-term investments ..............         (1)          5           5           6
       Other unrealized loss ................       --             2        --          --
                                                --------    --------    --------    --------

       Comprehensive loss ...................   $   (933)   $   (939)   $ (3,557)   $ (2,765)
                                                ========    ========    ========    ========

Net loss per share - basic and diluted ......   $  (0.06)   $  (0.07)   $  (0.23)   $  (0.21)
                                                ========    ========    ========    ========

Weighted average shares outstanding -
       basic and diluted ....................     15,203      13,762      15,179      13,428
                                                ========    ========    ========    ========

    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                     APPLIED IMAGING CORP. AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)

                                   (Unaudited)

                                                                Nine months ended
                                                                  September 30,
                                                               ------------------
                                                                2001       2000
                                                               -------    -------
Cash flows from operating activities:
  Net loss ..................................................  $(3,562)   $(2,771)
  Adjustments to reconcile net loss to net cash used in
   operating activities:
    Depreciation and amortization ...........................      631        652
    Provision for doubtful accounts .........................       50       --
    Amortization related to employee deferred stock
     compensation ...........................................        5         43
    Changes in operating assets and liabilities:
      Trade accounts and related party receivable ...........      760        684
      Inventories ...........................................      388       (440)
      Prepaid expenses and other assets .....................      (68)      (391)
      Accounts payable ......................................       46       (869)
      Accrued expenses ......................................     (911)      (509)
      Deferred revenue ......................................      386        399
                                                               -------    -------
      Net cash used in operating activities .................   (2,275)    (3,202)
                                                               -------    -------
Cash flows from investing activities:
  Purchase of short-term investments ........................   (9,082)     3,590
  Proceeds from sale and maturities of investments ..........    9,329       --
  Purchases of equipment ....................................     (440)      (354)
  Acquisition of assets .....................................     --         (180)
  Other assets ..............................................       (1)        25
                                                               -------    -------
      Net cash provided by/(used in) investing activities....     (194)     3,081
                                                               -------    -------
Cash flows from financing activities:
  Net proceeds from issuance of common stock ................       42        850
  Restricted cash ...........................................      689       --
  Bank and other loan proceeds ..............................        2      1,296
  Bank and other loan payments ..............................     (772)    (2,062)
                                                               -------    -------
      Net cash used in financing activities .................      (39)        84
                                                               -------    -------
Net decrease in cash and cash equivalents ...................   (2,508)       (37)

Cash and cash equivalents at beginning of period ............    4,447      2,832
                                                               -------    -------
Cash and cash equivalents at end of period ..................  $ 1,939    $ 2,795
                                                               =======    =======
Supplemental disclosure of cash flow information:

      Cash paid for interest during the period ..............  $   161    $   227
                                                               =======    =======
      Cash paid for taxes during the period .................  $    23    $  --
                                                               =======    =======
      Common stock issued for businesses acquired ...........  $  --      $   915
                                                               =======    =======
Supplemental disclosure of non-cash investing and financing
 activities:
      Deferred stock compensation ...........................  $   (17)   $  --
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

                     APPLIED IMAGING CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE I - Basis of Presentation
------------------------------

      The accompanying condensed consolidated financial statements include the accounts of Applied Imaging Corp. and subsidiaries (the "Company") for the three and nine months ended September 30, 2001 and 2000. These financial statements are unaudited and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the Company's financial position, operating results and cash flows for those interim periods presented. The results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of results to be expected for the fiscal year ending December 31, 2001. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, for the year ended December 31, 2000, contained in the Company's 2000 annual report on Form 10-K.

Liquidity: Management believes that its existing capital resources will be sufficient to meet the Company's capital and operating requirements through at least the first quarter of 2002. If expenditures required to achieve the Company's plans are greater than projected, or if the Company is unable to generate adequate cash flow from sales of its products, the Company may need to seek additional sources of capital. There can be no assurance that the Company will be able to obtain additional debt or equity financing when needed or on terms acceptable to the Company. If adequate funds are not available, the Company could be required to delay development or commercialization of certain products, to license to third parties the rights to commercialize certain products or technologies that the Company would otherwise seek to commercialize internally, or to reduce the marketing, customer support, or other resources devoted to product development. Accordingly, the failure of the Company to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on the Company's business, results of operations and financial condition.

     The Company had a (pound)750,000 gross and (pound)500,000 net unsecured revolving line of credit with an international bank that was guaranteed by the Company. The line of credit expired on March 31, 2001. The international bank subsequently provided the Company with a (pound)750,000 gross and net zero borrowing facility with various renewals through October 31, 2001. At September 30, 2001, the Company had drawn down (pound)520,000 of this facility that was collateralized by cash deposits shown on the Balance Sheet as "Restricted Cash." In addition, the Company collateralized various credit and bank guarantees with cash deposits at the international bank amounting to (pound)145,000 at September 30, 2001.

     The Company executed a new loan agreement with Silicon Valley Bank (SVB) on September 28, 2001. This new facility replaced a three-year term loan and a $500,000 revolving line of credit that had an outstanding balance of $1.2 million on September 28, 2001. The new loan agreement provides the capability to borrow up to $2 million based on the level of certain of the Company's North American accounts receivable and inventories. At September 30, 2001 the Company had used $1.2 million of the facility. The interest rate on the new facility is the SVB prime rate plus 2 percent. The loan is collateralized by the assets of the U.S. corporation and requires the Company to maintain a minimum level of tangible net worth.

NOTE 2 - Inventories (in thousands)
----------------------------------

  Balance as of            September 30, 2001          December 31, 2000
                           ------------------          -----------------
  Raw materials              $         1,137             $        1,443
  Work in process                         54                        122
  Finished goods                          48                         62
                           -----------------           ----------------
  Total                      $         1,239             $        1,627
                           =================           ================

NOTE  3 - Loss per share
------------------------

      There were no reconciling items of the numerators and denominators of the basic and diluted EPS computations. Securities excluded from the computation of EPS because their effect on EPS was antidilutive, but could dilute basic EPS in future periods are as follows:

  Balance as of            September 30, 2001         September 30, 2000
                           ------------------         ------------------
  Options                          2,552,090                  1,929,272
  Warrants                           650,800                          -
                           -----------------           ----------------
  Total                            3,202,890                  1,929,272
                           =================           ================

NOTE  4 - Commitments and Contingencies
---------------------------------------

      The Company has various noncancelable operating leases for equipment and facilities expiring through 2008. The facility leases generally contain renewal options for periods ranging from two to five years and require the Company to pay all executory costs such as maintenance, property taxes, and insurance. The Company's primary lease commitments are for its facilities in the United Kingdom, which aggregate approximately (pound)119,000 per year through 2003, with a five-year renewal option held by the Company, and for its facilities in Santa Clara, California. The Santa Clara lease of approximately 14,400 square feet began on April 1, 2001 and expires on August 31, 2004 with an annual aggregate lease commitment of approximately $550,000.

      The Company also leases approximately 9,000 square feet in League City, Texas to house the product development and commercial support organizations for the PowerGene(R) product line. This lease expired on August 31, 2001 and was renewed through October 31, 2001. The Company has signed a new lease for approximately 4,400 square feet in the same building. The new lease begins on November 1, 2001 and expires on October 31, 2006 with an annual aggregate lease commitment of approximately $84,000.

      In June 2000, the Company signed a multi-year distribution and product development agreement with Digital Scientific, Ltd, a UK-based designer of software imaging tools. Under the terms of this agreement, the Company is the exclusive worldwide distributor of Digital Scientific's SmartCapture family of products. Under this agreement, the Company may maintain exclusivity by making minimum purchases or payments of (pound)300,000 in the year ending February 13, 2002.

      The Company is subject to claims and assessments from time to time in the ordinary course of business. Management does not believe that any such matters, individually or in the aggregate, will have a material adverse effect on the Company's financial condition, results of operations or cash flows.

NOTE  5 - Recent Accounting Pronouncements
------------------------------------------

      In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141 ("SFAS No. 141") "Business Combinations," which establishes financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, Business Combinations, and FASB Statement No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. It requires that all business combinations in the scope of this Statement are to be accounted for using one method, the purchase method. The provisions of this Statement apply to all business combinations initiated after June 30, 2001, and also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. The Company adopted SFAS No. 141 during the second quarter of fiscal 2001, and the adoption of SFAS No. 141 had no material impact on financial reporting and related disclosures of the Company.

      In July 2001, the FASB issued SFAS No. 142 "Goodwill and Other Intangible Assets," which establishes financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition, and after they have been initially recognized in the financial statements. The provisions of this Statement are effective starting with fiscal years beginning after December 15, 2001. The Company will adopt SFAS No. 142 during the first quarter of fiscal 2002, and is in the process of evaluating the impact of implementation on the financial position and results of operations of the Company.

      In October 2001, the FASB issued SFAS No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal periods. This Statement supersedes FASB Statement No. 121and APB 30, however, this Statement retains the requirement of Opinion 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of (by sale, by abandonment, or in a distribution to owners) or is classified as held for sale. This Statement addresses financial accounting and reporting for the impairment of certain long-lived assets and for long-lived assets to be disposed of. Management is in the process of evaluating the impact of implementation on the financial position and results of operations of the Company.

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

Results of Operations

Revenues. The Company's revenues are derived primarily from the sale of products, instrument service contracts and grant revenues. Revenues for the three and nine months ended September 30, 2001 were $4.8 million and $13.3 million respectively, compared to $4.0 million and $12.0 million for the corresponding periods last year. The 20% increase in revenues in the quarter and 10% in the first nine months were led by increased sales of new products and service contracts--reflecting the Company's focus on developing recurring revenue streams.

By region, revenue growth in North America in the third quarter represented a 23% increase over the third quarter of 2000. Growth returned to overseas markets with sales up 16% over last year's third quarter. There was minimal foreign exchange impact on third quarter sales. For the first nine months, revenues increased by 12% for the Company and by 3% in overseas markets on a comparable exchange rate basis.

Cost of revenues. Cost of revenues includes direct material and labor costs, manufacturing overhead, installation costs, warranty-related expenses and post-warranty service and application support expenses. Costs of revenues, as a percentage of total revenues, for the three and nine months ended September 30, 2001 were 41% and 43%, respectively, compared to 44% and 43%, respectively, for the corresponding prior year periods. Excluding the effect of a manufacturing-related accrual reversal in the second quarter of 2000, cost of revenues as a percentage of total revenues amounted to 46% in the nine months ended September 30, 2000. The decrease in costs of revenues as a percentage of total revenues is due primarily to the favorable impact of lower material costs in 2001.

Research and development expenses. Research and development expenses for the three and nine months ended September 30, 2001 were $1.1 million and $3.1 million, respectively, compared to $0.7 million and $2.6 million, respectively, for the comparative prior year periods. The increases over the prior year periods were primarily due to increased spending for new applications for the Company's new MDS(TM) product.

Sales and marketing expenses. Sales and marketing expenses for the three and nine months ended September 30, 2001 were $1.9 million and $5.7 million, respectively, compared to $1.6 million and $4.6 million, respectively, in the comparative prior year periods. The increases were primarily related to increased commissions payable on increased sales, and increased sales and support personnel for the Company's new MDS(TM) product. As a percentage of revenues, sales and marketing expenses were 38% and 43% of total revenues for the three and nine months ended September 30, 2001, respectively, compared to 39% and 38% for the corresponding prior year periods.

General and administrative expenses. General and administrative expenses for the three and nine months ended September 30, 2001 were $0.7 million and $2.1 million, respectively, compared to $0.8 million and $2.1 million, respectively, in the prior year periods. As a percentage of revenue, general and administrative costs continue to reflect cost control efforts and were at 14% and 16% of total revenues for the third quarter and first nine months of 2001 compared to 19% and 18% for the same periods last year. General and administrative expenses in the third quarter of 2000 included operational general and administrative expenses related to the acquisition of the United States-based PowerGene(R) business of Perceptive Scientific Instruments, LLC in July, 2000.

Amortization of Intangibles. Amortization of intangibles amounted to $76,000 and $231,000, respectively, for the third quarter and first nine months of 2001 compared to $77,000 and $203,000, respectively, in the corresponding prior year periods. This represents the amortization of the intangible assets (including goodwill, and intellectual and software property) resulting from the acquisition of the cytogenetic imaging business of Vysis, Inc. in July 1999 and the purchase of the United States-based PowerGene(R) business of Perceptive Scientific Instruments, LLC in July, 2000.

Other income (expense) net. The unfavorable change in Other Income (Expense) of $68,000 in the third quarter of 2001 versus the third quarter of 2000 was due primarily to reduced net interest income and weakening of the U.S. dollar in the quarter and its balance sheet impact. Other Income (Expense) was favorable by $61,000 in the first nine months when compared to the corresponding prior year period due primarily to reduced foreign currency exchange losses due to the strengthening of the U.S. dollar versus the pound sterling and other foreign currencies that occurred primarily in the first quarter of 2000.

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

Liquidity and Capital Resources

     At September 30, 2001, the Company had cash, restricted cash, cash equivalents and securities available for sale of $3.6 million and working capital of $2.8 million compared to $7.0 million and $6.5 million respectively at December 31, 2000. Restricted cash, which collateralizes all outstanding bank debt and various credit and bank guarantees in the United Kingdom, amounted to $1.0 million at September 30, 2001 compared to $1.7 million at December 31, 2000. Cash used by operations for the nine months ended September 30, 2001 was $2.3 million compared to $3.2 million for the corresponding prior year period. The decrease in cash used in operations was primarily due to reduced requirements for inventories, totaling $0.8 million, as well as an increase of $0.8 million in accounts payable, accrued liabilities and prepaid expenses. These decreases were offset, in part, by increased losses as explained above. Financing activities affecting liquidity included the use of $0.8 million in the first nine months of 2001 and 2000 to reduce bank and other loans. The Company also received $0.9 million from the issuance of common stock from the exercise of employee stock options in the first nine months of 2000 compared to $42,000 in the first nine months of this year.

     The Company had a (pound)750,000 gross and (pound)500,000 net unsecured revolving line of credit with an international bank that was guaranteed by the Company. The line of credit expired on March 31, 2001. The international bank subsequently provided the Company with a (pound)750,000 gross and net zero borrowing facility with various renewals through October 31, 2001. At September 30, 2001, the Company had drawn down (pound)520,000 of this facility that was collateralized by cash deposits shown on the Balance Sheet as "Restricted Cash." In addition, the Company collateralized various credit and bank guarantees with cash deposits at the international bank amounting to (pound)145,000 at September 30, 2001.

     The Company executed a new loan agreement with Silicon Valley Bank (SVB) on September 28, 2001. This new facility replaced a three-year term loan and a $500,000 revolving line of credit that had an outstanding balance of $1.2 million on September 28, 2001. The new loan agreement provides the capability to borrow up to $2 million based on the level of certain of the Company's North American accounts receivable and inventories. At September 30, 2001 the Company had used $1.2 million of the facility. The interest rate on the new facility is the SVB prime rate plus 2 percent. The loan is collateralized by the assets of the U.S. corporation and requires the Company to maintain a minimum level of tangible net worth.

     The Company expects negative cash flow from operations to continue through at least 2001, as it continues the research and development of its MDS(TM) System, expands its marketing, sales and customer support capabilities and adds administrative infrastructure. The Company currently estimates that its existing capital resources will enable it to meet its short-term capital needs through at least the first quarter of 2002. There can be no assurance, however, that the Company will not be required to seek capital at an earlier date. The Company's long-term capital needs may require it to seek to obtain additional funds through equity or debt financing, collaborative or other arrangements with other companies, bank financing and other sources. If the Company raises funds by issuing equity securities, there will be dilution of existing shareholder's holdings in the Company's common stock. There can be no assurance that additional financing will be available when needed or on terms acceptable to the Company. If adequate funds are not available, the Company could be required to delay development or commercialization of certain products, to license to third parties the rights to commercialize certain products or technologies that it would otherwise seek to commercialize itself, or to reduce the marketing, customer support, or other resources devoted to product development. Accordingly, the Company's failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on its business, results of operations, and financial condition. The timing and amount of spending of such capital resources cannot be accurately determined at this time and will depend on several factors, including but not limited to, the progress of the Company's research and development efforts and clinical investigations, the timing of regulatory approvals or clearances, competing technological and market developments, commercialization of products currently under development and market acceptance and demand for the Company's products. In addition, as opportunities arise, capital may also be used to acquire businesses, technologies or products.

Recent Accounting Pronouncements

      In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141 ("SFAS No. 141") "Business Combinations," which establishes financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, Business Combinations, and FASB Statement No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. It requires that all business combinations in the scope of this Statement are to be accounted for using one method, the purchase method. The provisions of this Statement apply to all business combinations initiated after June 30, 2001, and also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. The Company adopted SFAS No. 141 during the second quarter of fiscal 2001, and the adoption of SFAS No. 141 had no material impact on financial reporting and related disclosures of the Company.

      In July 2001, the FASB issued SFAS No. 142 "Goodwill and Other Intangible Assets," which establishes financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition, and after they have been initially recognized in the financial statements. The provisions of this Statement are effective starting with fiscal years beginning after December 15, 2001. The Company will adopt SFAS No. 142 during the first quarter of fiscal 2002, and is in the process of evaluating the impact of implementation on the financial position and results of operations of the Company.

      In October 2001, the FASB issued SFAS No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal periods. This Statement supersedes FASB Statement No. 121and APB 30, however, this Statement retains the requirement of Opinion 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of (by sale, by abandonment, or in a distribution to owners) or is classified as held for sale. This Statement addresses financial accounting and reporting for the impairment of certain long-lived assets and for long-lived assets to be disposed of. Management is in the process of evaluating the impact of implementation on the financial position and results of operations of the Company.

Item 3. Quantitative and Qualitative Disclosures about Market Risk Derivatives and Financial Instruments.

          For the nine months ended September 30, 2001, there were no material changes from the disclosures made in the Company's Form 10-K for the year ended December 31, 2000.

PART II  -  OTHER INFORMATION
-----------------------------

Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits.

Exhibit No.                                     Description
-----------                                     -----------

10.36 Loan and Security Agreement dated September 28, 2001 between Registrant and Silicon Valley Bank.

10.37 Amendment to Loan Documents dated September 28, 2001between Registrant and Silicon Valley Bank.



        (b) Reports on Form 8-K. - There were no reports on Form 8-K during the quarter ended September 30, 2001

                              APPLIED IMAGING CORP.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                          APPLIED IMAGING CORP.
                                                               (Registrant)




Date: November 13, 2001                    By:  /S/ CARL HULL
                                                --------------------------
                                                        Carl Hull
                                                        President and
                                                        Chief Executive Officer

                                           By: /S/ BARRY HOTCHKIES
                                               ------------------- ------
                                                        Barry Hotchkies
                                                        Vice President,
                                                        Chief Financial Officer