Form 10-K
period 2001-12-31
APPLIED IMAGING CORP
filed 2002-03-25
CIK 816066

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                   FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange
    Act of 1934 For the Fiscal Year Ended December 31, 2001 or

[_] Transition Report Pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934

Commission File Number: 0-21371

                             APPLIED IMAGING CORP.
            (Exact name of registrant as specified in its charter)

                      Delaware                 77-0120490
                   (State or other          (I.R.S. Employer
                   jurisdiction of         Identification No.)
                  incorporation or
                    organization)

                 2380 Walsh Avenue,               95051
                     Building B,               (Zip Code)
               Santa Clara, California
                (Address of principal
                 executive offices)

      Registrant's telephone number, including area code:  (408) 562-0250

      Securities registered pursuant to Section 12 (b) of the Act:  None

         Securities registered pursuant to Section 12 (g) of the Act:

                        Common Stock, $0.001 par value
                               (Title of Class)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   The aggregate market value of voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on March 11, 2002, as reported on the Nasdaq National Market, was approximately $26,700,573. The number of shares of Common Stock outstanding as of March 11, 2002:
15,826,677.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Part III of this Form 10-K incorporates information by reference from the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year.

   This report, including all exhibits and attachments, contains 102 pages. The exhibit index is on pages 51 & 52.

================================================================================

                                    PART I

ITEM 1.  BUSINESS

   This Report on Form 10-K contains certain forward-looking statements regarding future events with respect to Applied Imaging Corp. Actual events or results may differ materially from the results discussed in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those factors discussed in this Form 10-K, in particular, in the section entitled "Additional Factors That Might Affect Future Results" and in the documents incorporated herein by reference.

The Company

   Applied Imaging Corp ("Applied Imaging", the "Company", "we" or "our") was incorporated in California in July 1986, and reincorporated in Delaware in October 1996. In November 1996, we completed an initial public offering of common stock that is listed on the Nasdaq National Market under the symbol AICX. We are headquartered in Santa Clara, California, and have facilities in League City, Texas and the United Kingdom. We are the world's leading provider of automated cytogenetic instrument systems. Our products are sold worldwide through a direct sales force, third-party distributors and independent sales representatives. We employ 92 people worldwide.

   The Company was founded to develop, manufacture, and market automated genetic imaging systems for use in cytogenetic laboratories for cancer testing, prenatal testing and other genetic testing applications. We sell our products to government and private clinical laboratories, research institutions, universities, and pharmaceutical companies located in the United States, Canada, Europe, Japan and other countries. We also market imaging systems designed for use in plant and animal genetic research programs. In addition, in 2000, we introduced and received clearance from the United States ("U.S.") Food and Drug Administration ("FDA") for a clinical system to detect micrometastatic cancer cells in bone marrow from cancer patients. This system and its research capabilities assists physicians in determining the initial staging of cancer cases, in detecting disease recurrence and in genetically characterizing cancer cells.

   We have an installed base of over 2,500 instruments in over 1,000 laboratories and clinics in more than 60 countries. Our CytoVision(R), PowerGene(R) and QUIPS(R) systems are widely utilized because of their ability to analyze human chromosome preparations using powerful software classification algorithms and a specialized user interface. These systems also incorporate the capability to analyze and record images produced by advanced genetic research assays that employ fluorescent in situ hybridization ("FISH") or comparative genomic hybridization ("CGH") methods.

   Our MDS(TM) system combines the ability to find targeted cancer cells using brightfield microscopy techniques with our decade-long experience in fluorescence microscopy imaging and analysis. Taken together, these technologies allow us to analyze the proteins on or within a cell while simultaneously assessing which genes within that cell have been activated or expressed. Both protein and gene expression data are emerging as required parameters when assessing the precise nature of a given tumor or cancer cell. Gene and protein expression data are increasingly being used to select the most effective cancer therapies for individual patients.

   We previously pursued a prenatal genetic screening development program focused on the isolation of specific fetal cells from a blood sample taken from the expectant mother. While substantial research progress was made towards the development of a reliable method for non-invasive prenatal diagnosis, we concluded that our methods did not constitute a commercially viable system for this purpose. Accordingly, we shifted our research efforts and resources to cancer imaging programs, with a focus on the detection of rare micrometastatic cancer cells in a variety of sample types. However, we believe that certain of the cell enrichment and image analysis products we developed for fetal cell analysis may be directly applicable to these cancer testing applications, such as the use of our imaging platform to detect circulating cancer cells in peripheral blood.

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

   Our current products sold into this market are:

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

  PowerGene(R) Systems

   Our PowerGene(R) products are the integrated chromosome analysis systems most often used by the largest commercial clinical laboratories worldwide. With a powerful intuitive user interface that facilitates the training of cytogenetic technologists in a variety of settings, PowerGene(R) systems take full advantage of the ease of use features associated with Apple(R) Macintosh platforms. We acquired the PowerGene(R) product line in July 2000 from International Remote Imaging Systems, Inc.

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

Cancer Pathology:  Testing

   There are an increasing number of therapeutic products either being marketed or under development by the pharmaceutical industry that target specific abnormalities in genes or proteins found in cancer patients. Generally, these therapeutics require sophisticated diagnostic tests to determine which patients have a specific abnormality and would therefore be candidates for the therapy under consideration. This advance selection of patients is often required by the FDA before approval of a highly-specific therapy. The necessary diagnostic tests are typically conducted on a tissue sample of the tumor and can utilize various staining techniques to detect a protein or gene expression of interest. These tests may require brightfield microscopy in order to interpret the protein expression or fluorescent microscopy to interpret DNA probe results. Interpretation and analysis of the tests can be conducted either manually through a microscope or with an instrument such as our MDS(TM) system that automates the imaging and interpretation of tissue-based pathology assays. We believe that the MDS(TM) system is currently the only clinical imaging system capable of analyzing both protein and gene expression levels using both brightfield and fluorescence illumination on a single platform. The MDS(TM) system provides the pathologist with the capability to automatically detect cells of interest in a tissue specimen and to precisely qualify the results of a wide range of tests.

   We offer several applications on the MDS(TM) platform to assist pathologists in their review of key breast cancer tests. These include:

    .  HER-2/neu immunohistochemistry (IHC)

    .  Ki-67--cell proliferation marker

    .  estrogen receptor (ER)--tumor hormone receptor marker

    .  progesterone receptor (PR)--tumor hormone receptor marker

    .  p53--tumor suppressor oncogene

    .  AE1/AE3--pan-cytokeratin antibody

    .  nuclear IHC markers

    .  cytoplasmic IHC markers.

The MDS(TM) system offers a broad range of multiparametric analyses to aid pathologists in the interpretation of complex test results.

   In 2001, we introduced our PathVysion(TM) Digital Scoring Application that provides the first automated imaging capability to assist in detecting amplification of the HER-2/neu gene in tissue. This application utilizes the MDS(TM) system to automate the analysis of a complex fluorescent assay that is an important factor in the selection of certain breast cancer patients to receive Genentech's Herceptin(R) therapy. The PathVysion(TM) Digital Scoring Application analyzes results of the PathVysion HER-2 DNA Probe Kit developed by Vysis, Inc. to detect amplification of the HER-2/neu gene in breast cancer tissue using FISH techniques. (PathVysion is a trademark of Vysis, Inc. used under license by Applied Imaging. Herceptin is a registered trademark of Genentech, Inc.)

   The IHC applications and the PathVysion(TM) application are released to clinical and research sites for research use, pending application to the Food and Drug Administration for full clearance of the applications for routine clinical use.

   In August 2001, we entered into a strategic alliance with DAKO Corporation, a fully integrated, global provider of cancer diagnostic and research products for pathology and oncology, for the development and marketing of image analysis applications for IHC and genetic probe assays. These applications will optimize the MDS(TM) system to read and interpret the results of a specific menu of assays available from DAKO, including HercepTest(TM) and ImmunoCyt(TM). The DAKO HercepTest assay has been approved by the FDA for use as an aid in the assessment of patients who are being considered for Herceptin(R) therapy. The ImmunoCyt assay has been FDA cleared for use as an aid in the early detection of recurrent bladder cancer. ImmunoCyt is licensed by DAKO Corporation from DiagnoCure Inc. of Quebec City, Canada. Following development activities and FDA approval, these MDS(TM) imaging applications will be made available for routine clinical use.

Cancer Pathology:  Rare Cell/Micrometastasis Detection

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

   This market is large and developing with over 1.2 million new carcinoma cases diagnosed each year and approximately 6.2 million patients being monitored for the recurrence of cancer on an annual basis. Early detection and treatment of micrometastatic disease would result in improved patient outcomes and significant cost savings to the health care system.

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

  MDS(TM) System

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

   Designed with fully integrated fluorescent detection capabilities, the MDS(TM) allows researchers to apply an extraordinarily wide range of DNA probes to individual cells in order to characterize them at a molecular level. The system's ability to automatically scan and characterize cancer cells is more accurate, consistent and efficient than manual screening. The ability to detect and characterize micrometastatic cancer cells provides the oncologist with important additional information for the selection of the most appropriate treatment for the patient. The detection of micrometastasis may lead to more aggressive treatment and follow-up than would otherwise be indicated.

   To date, clinical evaluations have shown significant improvements in the ability of pathologists to detect tumor cells when aided by the MDS(TM). Performance has been consistent and reproducible across multiple instruments and sites. In August 2000, we received 510(k) clearance from the FDA to market the MDS(TM) for in vitro diagnostic use as an aid to pathologists in the detection and classification of specific rare cancer cells based on size, shape intensity of staining patterns and other factors.

  Cancer Detection Reagents

   We have obtained an exclusive option from StemCell Technologies, Inc. for a technology that may allow for the detection of circulating tumor cells in peripheral blood samples. We initiated pre-clinical trials of this technology, in conjunction with our MDS(TM) system, during 2001 and these trials will continue into 2002. If the results of these pre-clinical trials are positive, we plan to develop a consumable reagent kit that will be used to isolate circulating tumor cells. We are also developing our own proprietary antibody test that has been optimized for use with the MDS(TM) system alone, or in conjunction with a circulating tumor cell kit, to detect cancer cells from a wide range of tumor types. We expect to launch this product in 2003. We are also evaluating strategic and product distribution relationships with companies offering specialized clinical and research reagents targeted at the cancer research market that we are pursuing for MDS(TM) placements.

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

Sales, Marketing and Distribution

   We currently sell our image analysis products to government and private clinical laboratories, hospital laboratories, research institutions, universities and pharmaceutical companies. In North America, we sell our products directly to end-users. As of March 1, 2002, the North American sales team is comprised of 20 sales and application support specialists. Outside of North America, we sell our products either directly, through independent distributors, or through local agents who are remunerated on a commission basis. We manage our international sales and distribution activities from Applied Imaging International Ltd., a wholly owned subsidiary located in the United Kingdom. As of March 1, 2002, the international sales team is comprised of 16 sales and application support professionals, based in the United Kingdom, France, Germany and Australia. Our primary distributors are located in France, China, Italy, Japan, South Korea and Spain.

   Because our products are technically sophisticated, we employ scientifically qualified and highly trained product specialists to support the sales staff in all major markets. Additionally, we offer an annual instrument maintenance program to our customers. Our marketing activities include telemarketing, product advertising and participation in trade shows and product seminars.

   Sales by segment and geographic region are included in Footnote (12) in the Notes to the Consolidated Financial Statements.

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

   Under current law, if we manufacture finished devices in the United States, we will be required to comply with the FDA's Quality System Regulation and the State of California's current Good Manufacturing Practice ("GMP") regulations. In addition, the FDA and/or the California authorities may inspect our manufacturing facilities on a regular basis to determine such compliance. Our facilities in Newcastle, England and Santa Clara, California have successfully completed third-party audits (in 2000 at Newcastle and in 2001 at Santa Clara) that resulted in certification under ISO 9001 guidelines for design, manufacture, installation and support of cancer and genetic testing equipment and under ISO 13485 for medical device companies.

Research and Development

   Our research and development efforts include various research, product development, clinical evaluation and testing, quality assurance, regulatory and process development activities. The current focus of our research and development efforts is the continued enhancement of the MDS(TM) system, including new applications and the development of a second generation MDS(TM) system for clinical use. In addition, we are collaborating with outside investigators and other companies to develop new cancer testing applications for the micrometastasis platform. Our future research and development efforts are expected to include development of additional applications of our current cytogenetic products, additional applications for the MDS(TM) system and novel, high-throughput scanning platforms for tissue analysis.

Patents and Proprietary Rights

   We have aggressively pursued patent protection and to date have been granted twelve United States patents. Our patent portfolio also includes multiple patents and pending applications that protect our technology in other countries.

   In addition to patents, we rely upon trade secrets, know-how and contractual arrangements to protect certain of our proprietary information and products. We also generally enter into confidentiality agreements with our employees and consultants designed to both protect our confidential information and prevent the disclosure of confidential information of prior employers and others.

   We also rely upon trademarks to protect certain of our products, and hold United States trademark registrations for the marks "QUIPS", "CYTOSCAN", "PowerGene" and "RxFISH." We hold registrations for these marks and the mark "CYTOVISION" in certain foreign jurisdictions. We also have certain other trademark rights in the United States and other foreign countries.

Competition

   The market for our cytogenetic products is highly competitive. We believe that our primary competitors in this market include Metasystems, Leica Microsystems and Applied Spectral Imaging. The principal competitive factors in this market are product features offered, ease of use, clarity of output, customer service capabilities, price and installed base. We believe that we compete favorably with regard to these factors.

   The market for the MDS(TM) system in cancer pathology is new and under development. Our primary competitors in this market are ChromaVision Medical Systems, Inc. and Metasystems.

Government Regulation

   The testing, manufacturing, labeling, distribution, sales, and marketing of our products are subject to government regulation in the United States and in other countries. We believe that our future success will be significantly dependent upon commercial sales of our MDS(TM) system. We currently market this system for research purposes globally. We have 510(k) clearance for our MDS(TM) system in the United States and plan to seek clearance to market the system for other specific clinical applications in the United States. In the United States, our products are also subject to regulation in the State of California whose requirements in this area include registration with the state and compliance with state GMP regulations.

   Before a new medical device can be introduced into the market, the manufacturer must obtain FDA clearance of a 510(k) or Premarket Approval ("PMA"), unless the device is exempt from the requirement of such clearance or approval. A 510(k) clearance will be granted if the submitted information establishes that the device is substantially equivalent to a legally marketed Class I or II medical device or to a legally marketed Class III device that does not itself require an approved PMA prior to marketing ("predicate device"). A 510(k) must contain information to support a claim of substantial equivalence, which may include laboratory test results or the results of clinical studies of the device in humans. The FDA is required to review 510(k) submissions within 90 days, but it generally takes from five to twelve months from the date of submission to obtain 510(k) clearance from the FDA; it may take longer and 510(k) clearance may never be obtained. The FDA may determine that a device is not "substantially equivalent" to a predicate device, or that additional information is needed before a substantial equivalence determination can be made.

   In addition to domestic regulation of medical devices, our current products and the products we have under development are subject to corresponding regulations governing safety processes, manufacturing processes and quality in foreign jurisdictions in which we operate or such products are sold. Upon the adoption of the In Vitro Diagnostic Medial Device Directive of October 27, 1998, the European Community and its member countries currently are imposing more substantial regulation on in vitro diagnostic devices and equipment-like medical devices, and such regulation may affect the Company's current products and products under development.

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

Employees

   As of March 1, 2002, we employed a total of 92 people, including 25 in research and development, 8 in manufacturing, 47 in sales, marketing and customer service and 12 in finance and administration. As of March 1, 2002, 55 of our employees were based in the United States, 32 in the United Kingdom, 2 in France, 1 in Germany, 1 in Australia and 1 in Israel. We are not subject to any collective bargaining agreements and we believe that our relationship with our employees is good.

Additional Factors That Might Affect Future Results

   The following represent some of the factors that create risk and uncertainty for us and our business. If any of the following factors actually occur, our business, financial condition or results of operations could be materially adversely affected.

   We have a history of operating losses and may never achieve profitability.

   We have not been profitable since our inception in 1986. We incurred net losses of $3.5 million and $4.2 million in 2001 and 2000, respectively. As of December 31, 2001, we had an accumulated deficit of $41.7 million. We will continue to incur significant costs as we continue our efforts to market our MDS(TM) system. If we do achieve profitability in any period, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

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

    .  our mix of sales between our distributors and our direct sales force,

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

   We have expended and will continue to expend substantial amounts of money for research and development, preclinical testing, planned clinical investigations, capital expenditures, working capital needs and manufacturing and marketing of our products. Our future research and development efforts, in particular, are expected to include development of additional applications of our current cytogenetic products and additional applications for the MDS(TM) system, which will likely require additional funds.

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

   Our common stock is quoted on the Nasdaq National Market. We were notified by Nasdaq on November 19, 2001 that we were not in compliance with the minimum $4 million Net Tangible Assets requirement for continued listing on the Nasdaq National Market. We received from Nasdaq a further letter stating that we had until February 19, 2002 to show that we are in compliance with the Net Tangible Assets requirement and to file an 8-K, including pro-forma financial statements, with the Securities and Exchange Commission to attest to such compliance. We completed an equity financing on January 28, 2002 and filed an 8-K on February 19, 2002 disclosing this transaction. Nasdaq subsequently informed us that that we are now in compliance with the listing requirements.

   Nasdaq recently promulgated new rules, which make continued listing of companies on both the Nasdaq National Market and the Nasdaq SmallCap Market more difficult. This means for us that, effective November 1, 2002, we will have to meet a new standard requiring equity of $10 million for continued listing on the Nasdaq National Market. This compares to our equity of $6.1 million at December 31, 2001. Alternatively, we can qualify for continued listing on the Nasdaq National Market by meeting various stock market standards including a minimum bid price on our shares of $3.00 per share and a market capitalization of $50 million.

   If we continue to experience losses from operations and are unable to raise additional capital, we may be unable to maintain the standards for continued listing on the Nasdaq National Market, and the shares of our common stock could be subject to delisting from the Nasdaq National Market. Trading in our common stock would therefore likely be conducted on the Nasdaq SmallCap Market, which is a significantly less liquid market than the Nasdaq National Market. As a result, an investor could find it more difficult to dispose of our common stock.

   In addition, if our common stock were removed from the Nasdaq National Market and did not qualify for listing on the Nasdaq SmallCap Market, our common stock could be subject to the so-called "penny stock" rules that impose additional sales practice and market making requirements on broker-dealers who sell and/or make a market in those securities. Consequently, failure to qualify for listing on, or removal from, the Nasdaq SmallCap Market, if it were to occur, could affect the ability or willingness of broker-dealers to sell and/or make a market on our common stock and the ability of purchasers of our common stock to sell their securities in the secondary market. Certain "penny stock" rules apply, however, even if our common stock is quoted on the Nasdaq SmallCap Market if our stock price is below $5.00 per share. These rules could further limit the market liquidity of our common stock and the ability of investors to sell our common stock in the secondary market.

   We will need to effectively manage our growth in order to achieve and sustain profitability. Our failure to manage growth effectively could result in continued net losses.

   If we are able to achieve significant growth in our future sales and to expand the scope of our operations, our management, financial, manufacturing and other capabilities, procedures and controls could be strained. We cannot assure you that our existing or any additional capabilities, procedures, systems or controls will be adequate to support our operations. We may not be able to design, implement or improve our capabilities, procedures, systems or controls in a timely and cost-effective manner. Failure to implement, improve and expand our capabilities, procedures, systems and controls in an efficient and timely manner could reduce our ability to increase sales and have a material adverse effect on our business, financial condition or results of operations.

   The market for medical diagnostic equipment for cancer, prenatal and other genetic tests is extremely competitive. Our competitors may succeed in developing products, and obtaining related regulatory approvals, faster than us.

   The medical diagnostic equipment industry is highly competitive and competition is likely to intensify. Certain of our competitors have greater financial and technical resources and production and marketing capabilities than us. We cannot assure you that these competitors will not succeed in developing technologies and products that are more effective, easier to use or less expensive than those which are currently offered or being developed by us or that would render our technology and products obsolete and noncompetitive. In addition, some of our competitors have significantly greater experience than we have in conducting clinical investigations of new diagnostic products and in obtaining FDA and other regulatory clearances and approvals of products. Accordingly, our competitors may succeed in developing and obtaining regulatory approvals for such products more rapidly than us.

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

   The FDA regulates design, testing, manufacturing, labeling, distribution, marketing, sales and service of our products. Our CytoScan products were marketed until 1994 in the U.S. pursuant to pre-market notifications to the FDA under Section 510(k) of the U.S. Food, Drug and Cosmetic Act. CytoVision(R), the current model of our CytoScan product, is marketed pursuant to this original 510(k) filing. Our Quips(R) products are marketed in the U.S. pursuant to an original 510(k) clearance obtained by Vysis, Inc., whose instrumentation business we acquired in 1999. Our PowerGene products are marketed in the U.S. pursuant to an original 510(k) clearance obtained by Perceptive Scientific Instruments, Inc., whose U.S. based assets we acquired in 2000. We may need to seek regulatory approval for modifications to our existing products or for our other products under development.

   We received 510(k) clearance from the FDA to market the MDS(TM) for in vitro use as an aid to pathologists in the detection and classification of specific rare cancer cells in bone marrow specimens.

   Our products are subject to state regulation, including California's GMP regulations. Laboratories that purchase our current products may be subject to the CLIA, which are intended to ensure the quality and reliability of medical testing conducted in U.S. laboratories.

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

   Our products are also subject to ongoing regulatory oversight by the FDA and state agencies, including record-keeping requirements and reporting of adverse experiences with the use of our products. The U.S. Food, Drug and Cosmetic Act and certain state laws, for example, require that our products be manufactured in accordance with the QSRegs. Our manufacturing facilities are subject to periodic inspection by the FDA and certain state agencies to monitor compliance with QSRegs, GMP and other requirements. Violations of applicable regulations noted during inspections may result in prohibitions on manufacturing, distribution and sale of our products until the violations are cured.

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

   The regulatory environment for testing, manufacturing, labeling, distributing, marketing and sale of our products varies from country to country. Currently, some of our products, and modifications to these products, may be subject to pre-market approval in selected countries that are members of the European Union, or the EU. Our products, and modifications to these products, are also subject to other regulatory requirements in those and other countries. Our failure to comply with applicable regulatory requirements could result in fines, injunctions, civil penalties, suspensions or loss of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

   In addition, the regulation of in vitro diagnostic devices ("IVDs") and other medical diagnostic equipment continues to evolve. In some countries, we rely on our international distributors for compliance with regulatory requirements. The distributors may not obtain the necessary regulatory approvals and clearances. Any enforcement action by regulatory authorities with respect to regulatory noncompliance may have a material adverse effect on our business, financial condition or results of operations if we are prevented from or delayed in marketing and selling our products in markets outside of the U.S.

   In some countries, the time required to obtain regulatory approval or clearance for marketing and selling of our products is longer than that required by the FDA, and the requirements for clearance or approval differ from the FDA requirements. There may also be additional foreign regulatory barriers that prevent or delay our ability to market or sell our products. In addition, certain countries and customers require evidence of our compliance with international quality standards of the International Standards Organization ("ISO"). Our facilities in Newcastle, England and Santa Clara, California have successfully completed third-party audits (in 2000 at Newcastle and in 2001 at Santa Clara) that resulted in certification under ISO 9001 guidelines for design, manufacture, installation and support of cancer and genetic testing equipment and under ISO 13485 for medical device companies.

   Our instruments are in compliance with the European Parliament's Electromagnetic Compatibility Directive (the "ECD"), pursuant to which we are able to apply the CE Mark to our instruments with respect to the ECD.

This CE Mark certification is an international symbol of adherence to quality assurance standards and compliance with the ECD.

   The European Parliament has made a distinction between medical devices and IVDs. Our instruments are subject to the requirements of the In Vitro Diagnostic Medical Device Directive (the "IVDD"). As provided by the IVDD, our medical diagnostic equipment, once approved, may bear the CE Mark with respect to the IVDD as well.

   The EU, however, could redefine our products as being medical devices, therefore subjecting them to the Medical Device Directive (the "MDD"). A redefinition could have a material adverse effect on our business, financial condition or results of operations if we were restricted from marketing or selling our instruments until being able to comply with the MDD. Moreover, a member state of the EU or any other European country could adopt other laws or regulations that require approval to market and sell our products or that could otherwise have a material adverse effect on our Company's business, financial condition or results of operations.

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

   We have significant international operations based in the United Kingdom. As of March 1, 2002, approximately 37 employees, constituting approximately 40% of the total number of our employees, were based outside of the U.S. We generate a substantial portion of our revenues from outside of the U.S. In 2001 and 2000, we derived approximately 40% and 44% of our total revenues, respectively, from our customers and distributors outside of the U.S. We expect that international sales will continue to account for a significant portion of our revenues.

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

   Export controls could prevent us from exporting our products to certain countries or customers, which could materially affect our business.

   Our research, investigational and clinical products are subject to regulation by U.S. Department of Commerce export controls, primarily as they relate to the associated computers. These controls could prevent us from exporting our products to certain countries or customers, which could materially adversely affect our business, financial condition or results of operations.

   Our success depends, in part, on our ability to protect our intellectual property rights. We could lose sales and our competitive advantage if we are not able to prevent infringement of our rights. We may be prevented from selling our current or future products if they infringe existing patents or patents that have not yet been issued.

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

   Furthermore, our competitors may have already developed or may develop products that are similar to ours, duplicate our products or design around any patents issued to or licensed by us or that may be issued to or licensed by us in the future. Patent applications in the U.S. are maintained in secrecy until the patent issues. Patent applications in foreign countries are also maintained in secrecy for a period after filing. Therefore, competitors may have first filed applications for inventions covered by our pending patent applications. We cannot be certain that we will not infringe any patents that may issue on these possible applications.

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

   Third-party payors that do not use prospectively fixed payments are increasingly using other cost-containment procedures that may pose administrative hurdles to the use of our products and products currently under development. In addition, third-party payors may deny reimbursement if they determine that our device used in a treatment is unnecessary, inappropriate, experimental, used for a non-approved indication or is not cost-effective. Potential purchasers of our products must determine that the clinical benefits of our products justify the additional cost or the additional effort and uncertainty in obtaining third-party payor coverage.

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

   Our future success depends in significant part upon the continued service of key scientific, technical and management personnel, and our continuing ability to attract and retain highly qualified scientific, technical and managerial personnel. Competition for these personnel is intense, and we cannot assure you that we can retain our key scientific, technical and managerial personnel or that we can attract or retain other highly qualified scientific, technical and managerial personnel in the future. Our key employees include Jack Goldstein, Ph.D., our Chairman, Carl Hull, our President and Chief Executive Officer, Barry Hotchkies, our Chief Financial Officer, Padraig O'Kelly, our Vice President-Operations, Dan Bowman, our Vice President-Worldwide Sales and Marketing and Diane Oates, our Vice President-Regulatory Affairs and Quality Assurance.

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

   Our existing products and products under development involve one or more software components that facilitate the detection of chromosomal, genetic or protein abnormalities through the interaction of certain imaging algorithms with the sample under examination. This software, including any new versions that may be released, may contain undetected errors or failures. We cannot assure you that, despite testing by us and our customers, all errors will be found in the software components of our products. Errors in our software could result in loss or delay in market acceptance or otherwise result in a material adverse effect on our business, financial condition or results of operations from lost sales or litigation.

   A successful products liability claim brought in excess of our insurance coverage could have a material adverse effect on our financial condition or results of operation.

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

   Certain of our stockholders, including certain executive officers and directors and their affiliates, own over 50% of our outstanding common stock. These stockholders will, to the extent they act together, have the ability to exert significant influence and control over matters requiring the approval of our stockholders. Their interests may be different from yours. Matters that typically require stockholder approval include: (i) election of directors; (ii) approval of a merger or consolidation; and (iii) approval of a sale of all or substantially all of our assets. Accordingly, you may not be able to influence any action we take or consider taking, even if it requires a stockholder vote.

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

   According to Forms 13D and 13G filed by our stockholders, approximately 5,557,226 shares of our common stock and warrants (representing approximately 35% of the total shares outstanding) are held by affiliates and are therefore subject to volume limitations pursuant to Rule 144. In the event any of such stockholders ceases to be an affiliate (for example, by resigning from the Board of Directors and holding less than 10% of the shares outstanding), (i) certain of the shares held by such stockholder will be eligible for immediate resale in the public market and (ii) pursuant to Rule 144(k), certain of such shares will no longer be subject to the manner of sale and volume limitations of Rule 144 and will be eligible for resale in the public market after 90 days from the date such stockholder ceases to be an affiliate. Any sale of a substantial number of shares may have the effect of depressing the trading price of our common stock. In addition, these sales could lower our value and make it more difficult for us to raise capital.

   Anti-takeover provisions in our Preferred Shares Rights Agreement, our charter documents and Delaware law could prevent or delay a change in control of our company.

   Certain provisions of our current Certificate of Incorporation and Bylaws may have the effect of making it more difficult for a third party to acquire us, or discouraging a third party from attempting to acquire us. Such provisions could limit the price that certain investors might be willing to pay in the future for shares of our common stock. Certain of these provisions provide for the elimination of the right of stockholders to act by written consent without a meeting and specify procedures for director nominations by stockholders and submission of other proposals for consideration at stockholder meetings. In addition, we have adopted a Preferred Shares Rights Agreement ("Rights Plan"), sometimes referred to as a poison pill, designed to prevent hostile takeovers not approved by the Board of Directors.

   On May 28, 1998, the Board of Directors adopted the Rights Plan to strengthen the Board of Directors ability to protect the Company's stockholders. The Rights Plan is designed to protect against abusive or coercive takeover tactics that are not in the best interests of the Company and its stockholders. To implement the Rights Plan, the Board of Directors declared a dividend of one preferred share purchase right (a "Right") for each outstanding share of common stock, par value $0.001 per share, held on record as of June 15, 1998. Each Right represents a contingent right to purchase, under certain circumstances, one one-thousandth of a share (a "Unit") of Series A Participating Preferred Stock, par value $0.001 per share (the "Preferred Stock"), of the Company at a price of $50.00 per Unit, subject to adjustment. The Rights become exercisable and trade independently from the Company's common stock: (i) 10 days after the acquisition by a person or group of 20% or more (25% in the case of Special Situations Funds and affiliates) of the Company's common stock; or, (ii) ten business days after commencement of a tender or exchange offer that would result in the acquisition of 20% or more (25% in the case of Special Situations Funds and affiliates) of the Company's common stock. Each share of Preferred Stock purchased upon exercise of the Rights will be entitled to a dividend equal to 1,000 times any dividend declared per share of common stock and will have one thousand votes, voting together with the common stock. In the event of a liquidation, each share of Preferred Stock will be entitled to receive an amount equal to 1,000 times any payment made per share of common stock.

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

ITEM 2.  PROPERTIES

   Our corporate headquarters are located in an approximately 14,000 square foot facility in Santa Clara, California, under a lease, which terminates on August 31, 2004. In the United Kingdom, we lease an approximately 12,500 square foot facility in Newcastle under a lease that terminates in July 2008, with an option to cancel in July 2003. We also lease approximately 4,400 square feet in League City, Texas to house the product development and commercial support organizations for our PowerGene(R) product line. This lease expires on October 31, 2006.

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

                                                          High     Low
                                                         ------- -------
       2001
       First Quarter.................................... 4 3/8   1 9/16
       Second Quarter................................... 2.53    1.72
       Third Quarter.................................... 2.70    1.01
       Fourth Quarter................................... 3.11    1.25
       2000
       First Quarter.................................... 8 1/8   1 1/16
       Second Quarter................................... 4 1/4   1 19/32
       Third Quarter.................................... 7 13/64 2
       Fourth Quarter................................... 4 3/4   2 1/8

   On January 31, 2002, we completed a private placement of 571,500 shares of our common stock to an institutional investor (purchasing for three separate funds) at a purchase price of $1.75 per share. Additional shares may be issuable to the investors under certain provisions of the Stock Purchase Agreement between the investors and us. Subject to the occurrence of certain events, beginning July 29, 2002, each investor shall be entitled to a warrant exercisable for a number of shares of our common stock equal to the number of shares of common stock purchased in the January 31 financing. The warrants would be exercisable for four years from issuance at a price of $2.25 per share.

   As of March 11, 2002, the number of common stockholders of record was 123. The Company currently intends to retain any earnings for use in its business and has not in the past, nor does it anticipate paying in the foreseeable future any cash dividends.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

   The following selected consolidated financial data should be read in conjunction with the Company's audited consolidated financial statements and related notes thereto and with Management's Discussion and Analysis of Financial Condition and Results of Operations, which are included elsewhere in this Form 10-K. The consolidated statement of operations data for the years ended December 31, 2001, 2000 and 1999 and the consolidated balance sheet data at December 31, 2001, 2000 and 1999 are derived from, and are qualified by reference to, the consolidated financial statements that have been audited by PricewaterhouseCoopers LLP. The consolidated statement of operations data for the years ended December 31, 1998 and 1997 and the consolidated balance sheet data at December 31, 1998 and 1997 are derived from consolidated financial statements that have been audited by KPMG, LLP and are not included in this Form 10-K.

                                                                     Year Ended December 31,
                                                        ------------------------------------------------
                                                          2001      2000      1999      1998      1997
                                                        --------  --------  --------  --------  --------
                                                              (In thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues:
   Product sales....................................... $ 13,954  $ 13,037  $ 11,533  $  9,077  $ 10,513
   Software maintenance, service and grant revenues....    4,583     3,652     2,655     2,650     2,677
                                                        --------  --------  --------  --------  --------
       Total revenues..................................   18,537    16,689    14,188    11,727    13,190
   Cost of revenues....................................    7,726     7,564     6,744     6,053     6,340
                                                        --------  --------  --------  --------  --------
       Gross profit....................................   10,811     9,125     7,444     5,674     6,850
                                                        --------  --------  --------  --------  --------
Operating expenses:
   Research and development............................    3,900     3,525     4,299     6,662     7,381
   Sales and marketing.................................    7,457     6,409     5,232     4,950     3,740
   General and administrative..........................    2,662     2,964     3,138     2,721     3,639
   Amortization of intangibles.........................      306       280       124        --        --
   Restructuring costs.................................       --        --       818       353        --
                                                        --------  --------  --------  --------  --------
       Total operating expenses........................   14,325    13,178    13,611    14,686    14,760
                                                        --------  --------  --------  --------  --------
   Operating loss......................................   (3,514)   (4,053)   (6,167)   (9,012)   (7,910)
   Other income (expense), net.........................      (18)     (140)      158       541       398
                                                        --------  --------  --------  --------  --------
Net loss............................................... $ (3,532) $ (4,193) $ (6,009) $ (8,471) $ (7,512)
                                                        ========  ========  ========  ========  ========
Net loss per share--basic and diluted.................. $  (0.23) $  (0.31) $  (0.50) $  (0.86) $  (1.03)
                                                        ========  ========  ========  ========  ========
Shares used to calculate basic and diluted net loss per
  share................................................   15,191    13,594    11,930     9,850     7,324
                                                        ========  ========  ========  ========  ========

                                                                     Year Ended December 31,
                                                        ------------------------------------------------
                                                          2001      2000      1999      1998      1997
                                                        --------  --------  --------  --------  --------
                                                                         (In thousands)
Balance Sheet Data:
Cash, cash equivalents, restricted cash and short-term
  investments.......................................... $  3,435  $  7,012  $  8,406  $ 11,728  $  8,378
Working capital........................................    3,034     6,505     7,132    10,753     7,171
Total assets...........................................   14,097    19,442    19,744    18,808    14,714
Bank debt, less current portion........................       --       500     1,167        --        --
Deferred revenue, non-current..........................      396       345       518        --        --
Non-current of notes payable...........................       --        --       250        --        --
Capital lease obligation, net of current portion.......       --         9        37        64        89
Accumulated deficit....................................  (41,738)  (38,206)  (34,013)  (28,004)  (19,533)
Total stockholders' equity.............................    6,059     9,483     8,612    12,343     8,943

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The information in this Item 7 contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of risks and uncertainties, including, but not limited to, those discussed below under "Factors That May Affect Future Results," those discussed under Item One in this document, including "Factors That May Affect Future Results," and those discussed in other reports filed with the Securities and Exchange Commission. You should not rely on these forward-looking statements, which reflect our position as of the date of this report. We are under no obligation to revise or update any forward-looking statements.

Overview

   The Company was founded in 1986 to develop, manufacture, and market automated genetic imaging systems for use in cytogenetic laboratories for cancer testing, prenatal testing and other genetic testing applications. We sell our products to government and private clinical laboratories, research institutions, universities, and pharmaceutical companies located in the United States, Canada, Europe, Japan and other countries. We also market imaging systems designed for use in plant and animal genetic research programs. In addition, we recently introduced and have received FDA clearance for a clinical system to detect micrometastatic cancer cells in bone marrow from cancer patients. This system and its research capabilities assists physicians in determining the initial staging of cancer cases, in detecting disease recurrence and in genetically characterizing cancer cells.

   We are headquartered in Santa Clara, California, and have facilities in League City, Texas and the United Kingdom. We are the world's leading provider of automated cytogenetic instrument systems. Our products are sold worldwide through a direct sales force, third-party distributors and independent sales representatives. We employ 92 people worldwide.

   We have an installed base of over 2,500 instruments in over 1,000 laboratories and clinics in more than 60 countries. Our CytoVision(R), PowerGene(R) and QUIPS(R) systems are widely utilized because of their ability to analyze human chromosome preparations using powerful software classification algorithms and a specialized user interface. These systems also incorporate the capability to analyze and record images produced by advanced genetic research assays that employ fluorescent in situ hybridization ("FISH") or comparative genomic hybridization ("CGH") methods.

   Our MDS(TM) system combines the ability to find targeted cancer cells using brightfield microscopy techniques with our decade-long experience in fluorescence microscopy imaging and analysis. Taken together, these technologies allow us to analyze the proteins on or within a cell while simultaneously assessing which genes within that cell have been activated or expressed. Both protein and gene expression data are emerging as required parameters when assessing the precise nature of a given tumor or cancer cell. Gene expression data are increasingly being used to determine appropriate cancer therapies.

   We achieved a number of important operational and financial milestones in 2001. Sales for the year were a record at $18.5 million, an increase of 11% over 2000. Our net loss for the year was $3.5 million, a decrease of $0.7 million or 16% from the net loss of $4.2 million recorded in 2000. We achieved our first profitable quarter in the fourth quarter of 2001, with a net profit of $30,000.

   In 2001, we expanded the menu of the MDS(TM) system with the introduction of several new applications to assist pathologists in their review of key breast cancer tests. These new applications included our PathVysion(TM) Digital Scoring Application that provides the first automated imaging capability to assist in detecting amplification of the HER-2/neu gene. (PathVysion is a trademark of Vysis, Inc. used under license by Applied Imaging.)

   Our operating results have fluctuated significantly in the past on an annual and quarterly basis. We expect that operating results will fluctuate significantly from quarter to quarter and year to year in the future and will depend on a number of factors. These factors include, but are not limited to, demand for our products, release and acceptance of new systems and new applications, timing of capital equipment orders and shipments, competition and its related pricing pressures, and seasonal factors, many of which are outside of our control.

Results of Operations

  Fiscal 2001 Compared With Fiscal 2000

   Revenues. Revenues increased to $18.5 million in 2001 from $16.7 million in 2000, an increase of 11%. This reflected a revenue increase of 19% in North America and an increase of 1% in the rest of the world. Sales, particularly in North America, benefited from the purchase of the PowerGene(R) instrument business from International Remote Imaging Systems, Inc. on July 6, 2000. As a result, we had a full year of PowerGene(R) sales in 2001 compared to six months in 2000. In addition, sales in North America benefited from growth in our base cytogenetic markets and related service revenues. For 2001 and 2000 revenues derived outside of North America were approximately 40% and 44% of total revenues, respectively, reflecting increased North American instrument and service sales during 2001.

   Sales of systems were $14.0 million in 2001, an increase of 7.0% over the $13.0 million achieved in 2000, primarily due to growth in North American markets.

   Service contract, software maintenance and grant revenues at $4.6 million in 2001 increased 25% from the $3.7 million recorded in 2000, reflecting the increased emphasis placed on marketing service contracts to our customers. In addition, grant proceeds amounted to $400,000 in 2001 compared to $213,000 in 2000. Grant revenues fluctuate based on the completion of milestones for existing programs, with revenue being recognized as the work is performed.

   Cost of Revenues. Cost of revenues as a percentage of revenues was 42% in 2001 compared to 45% in 2000. The lower costs as a percent of revenues are due to favorable product mix, reduced manufacturing costs and the increase in grant revenues discussed above. Cost of system revenues decreased from $5.9 million in 2000 to $5.7 million in 2001 (or by 2.4%) and as a percentage of revenues from 45% in 2000 to 42% in 2001 due primarily to favorable product mix and reduced manufacturing costs. Cost of service contract, software maintenance and grant revenues increased from $1.7 million in 2000 to $2.0 million in 2001 (or by 18%) and as a percentage of revenues decreased from 46% in 2000 to 43% in 2001 due primarily to the addition of personnel in the service function.

   Research and Development Expenses. Research and development expenses of $3.9 million in 2001 increased approximately $0.4 million, or 11%, from 2000 levels. The increase is primarily due to increased personnel and consulting expenses related to the development of new applications for the MDS(TM) system and the development of a second generation MDS(TM) system as we focus our product development efforts on the cancer research and cancer pathology markets. Research and development costs were 21% of total revenues in both 2001 and 2000.

   Sales and Marketing Expenses. Sales and marketing expenses increased to $7.5 million in 2001 from $6.4 million in 2000, or by 16%. In 2001 and 2000 sales and marketing expenses as a percentage of total revenues were 40% and 38%, respectively. The increase in spending in 2001 is due primarily to an increase in sales personnel and marketing expenses related to the introduction of the new MDS(TM) applications, and higher commission expenses as a result of increased sales in North America.

   General and Administrative Expenses. General and administrative expenses in 2001 amounted to $2.7 million compared to $3.0 million in 2000, a decrease of 10%. As a percentage of revenue, general and administrative costs were 14% of total revenues for 2001 compared to 18% of total revenues in 2000. The reduction in the absolute dollar amount of spending and percentage of sales ratio is due to our continued focus on cost control. There were also limited one-time operational costs in 2000 related to the post-acquisition integration of the U.S.-based PowerGene(R) business acquired from Perceptive Scientific Instruments, LLC in July 2000.

   Amortization of Intangibles. Amortization expense amounted to $306,000 in 2001 and $280,000 in 2000. Amortization expense relates to the amortization of the intangible assets that included goodwill and intellectual and software property in connection with our acquisition of the cytogenetic imaging business of Vysis Inc. on July 16, 1999 and the PowerGene(R) product line on July 6, 2000. The increase in 2001 versus 2000 is due to the inclusion of a full year of amortization related to the PowerGene(R) acquisition in 2001 compared to six months amortization in 2000.

   Other Income (Expense), Net. In 2001, other expense amounted to $18,000 compared to other expense of $140,000 in 2000. This reduction of $122,000 in 2001 when compared to the prior year is due primarily to reduced foreign currency exchange losses due to the strengthening of the U.S. dollar versus the pound sterling and other foreign currencies that occurred primarily in the first quarter of 2000. There was a swing from net interest income in 2000 of $41,000 to a net interest expense in 2001 of $10,000, primarily reflecting a lower cash and investment position in 2001.

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

   General and Administrative Expenses. General and administrative expenses in 2000 amounted to $3.0 million compared to $3.1 million in 1999, a decrease of 6%. As a percentage of revenue, general and administrative costs were 18% of total revenues for 2000 compared to 22% for 1999. The reduction in the absolute amount of spending and percentage of sales ratio is due to our continued focus on cost effectiveness and the favorable effects of restructuring programs completed in 1999.

   Amortization of Intangibles. Amortization expense amounted to $280,000 in 2000 and $124,000 in 1999. Amortization expense relates to the amortization of the intangible assets that included goodwill and intellectual and software property in connection with our acquisition of the cytogenetic imaging business of Vysis Inc. on July 16, 1999 and the PowerGene(R) product line on July 6, 2000.

   Restructuring Costs. There were no restructuring expenses in 2000. Results for 1999 included an $818,000 charge relating to the transition from prenatal genetics programs to cancer research and cancer pathology markets. We eliminated 15 mostly R&D positions in 1999 in the United States and United Kingdom facilities. Of the $818,000 charge, $302,000 of non-cash costs was incurred, $255,000 of costs was paid in 1999 and the balance was paid in 2000.

   Other Income (Expense), Net. In 2000, other expense amounted to $140,000 compared to other income of $158,000 in 1999. The other expense total for 2000 represented a decrease in interest income, increased interest expenses related to higher average borrowings and an increase in foreign exchange losses due to the strength of the U.S. dollar against the British pound.

Factors That May Affect Future Results

   We have experienced significant fluctuations in our quarterly operating results in the past, and we expect to continue to experience fluctuations in the future. Our customers, who are primarily public and private clinical laboratories, research organizations and hospitals, generally operate on annual budgets. Their budgeting cycles and spending practices affect our revenues. Factors that may have an influence on our operating results in any particular quarter include: demand for our products, seasonality of our sales, new product introductions by us or our competitors, and the costs and time required for a transition to the new products, timing of orders and shipments for capital equipment sales, our mix of sales between our distributors and our direct sales force, competition, including pricing pressures, timing and amount of research and development expenses, including clinical trial-related expenditures, foreign currency fluctuations, delays between our incurrence of expenses to develop new products, including expenses related to marketing and service capabilities, and the timing of sales and payments received for the new products and the uncertainty of FDA or other domestic and international regulatory clearances or approvals.

   Due to the factors noted above, our future earnings and stock price may be subject to significant volatility, particularly on a quarterly basis. It is possible that our future operating results will be below the expectations of public market analysts and investors. If our operating results fall below market expectations, the price of our common stock could decline significantly.

Liquidity and Capital Resources

   As of December 31, 2001, we had cash, cash equivalents, restricted cash and short-term investments of $3.4 million and working capital of $3.0 million compared to $7.0 million and $6.5 million, respectively, at December 31, 2000. We maintain our cash equivalents primarily in securities with maturities of 90 days or less. Restricted cash, which collateralizes various credit and bank guarantees in the United Kingdom, amounted to $0.2 million at December 31, 2001 and $1.7 million at December 31, 2000 (including restricted cash collateralizing all bank debt). The reduction in cash, cash equivalents and short-term investments in 2001 was due primarily to the net loss for the year of $3.5 million.

   Cash used in operations for the year ended December 31, 2001 was $2.1 million compared to $4.1 million for 2000. The $2.0 million decrease in cash used in operations was primarily due to reduced requirements for accounts receivables of $1.4 million (a decrease of $1.0 million in 2001 versus an increase of $355,000 in 2000) and for inventories of $681,000 (a decrease of $617,000 versus an increase of $64,000), reflecting our focus on effective control of these items, and a $661,000 reduction in the operating loss for the year discussed above. These were partially offset by a reduction in accounts payable and accrued expenses of $403,000 and $664,000, respectively, excluding the effect of the PSI purchase.

   Cash used in investing activities was $335,000 in 2001 compared to cash provided by investing activities of $4.2 million in 2000 primarily. This change was primarily due to a decrease in our short-term investments of $4.7 million in 2000 versus an increase in our short-term investments of $247,000 in 2001. We invested $581,000 in 2001 for purchases of capital equipment compared to $304,000 in 2000.

   Cash provided by financing activities was $503,000 in 2001 compared to $1.4 million in 2000. We received $102,000 from the issuance of common stock in 2001(from the exercise of employee stock options) compared to $4.1 million in 2000, primarily from $3.2 million in net proceeds from a private placement of our common stock in December 2000. Restricted cash amounted to $1.7 million at the end of 2000, representing cash collateralizing our bank loans. This was reduced to $245,000 at the end of 2001 as we entered into new loan agreements in 2001.

   On December 14, 2000, we completed a private placement of $3.5 million with the sale of 1,280,908 shares of our common stock to two institutional investors (purchasing for five separate funds) at a purchase price of $2.75 per share.
The Company received proceeds of $3.2 million from the private placement net of issuance costs of $0.3 million. Warrants were also issued to the investors entitling them to purchase an additional 422,700 shares of our common stock at an exercise price of $3.75 per share. Additional shares and warrants may be issuable to the investors under anti-dilution provisions of the Stock Purchase Agreement between the Company and the investors, and terms of the warrants issued to the investors. No such additional shares or warrants have been issued.

   On July 6, 2000 we acquired the United States-based genetic imaging business of PSI from International Remote Imaging Systems, Inc. The consideration paid was 385,371 shares of common stock valued at $915,000, the assumption of certain liabilities, and potential future cash payments to a maximum of $0.9 million based on the future performance of the business. No such performance payments were required in 2001 and 2000.

   In November 1999, we raised $2.0 million of additional equity via a private placement of one million shares of our Common Stock at a price of $2.00 per share. The investors also entered into an exclusive distribution agreement for the Company's products. The price exceeded the closing price of our common stock as reported on the Nasdaq National Market System. As part of the private placement, we recognized deferred revenue of $720,000 to be amortized over 50 months, the term of the distribution agreement. As of December 31, 2001, the remaining balance of the deferred revenue as a result of this private placement was $346,000.

   We had a (Pounds)750,000 gross and (Pounds)500,000 net unsecured revolving line of credit with an international bank in the United Kingdom that expired on March 31, 2001. The international bank subsequently provided us with a (Pounds)750,000 gross and net zero borrowing facility with various renewals through October 31, 2001. The line of credit expired at that time and we had no loans under that facility at December 31, 2001. We collateralize various credit and bank guarantees with cash deposits at the international bank amounting to (Pounds)169,000 at December 31, 2001.

   In September 1999, we established a $2.0 million, three-year term loan with Silicon Valley Bank ("SVB"). The loan had monthly principal payments of $55,556 plus interest at SVB prime rate plus one and a quarter percent. In June 2000, we expanded the loan agreement to include a $500,000 revolving line of credit.

   We executed a new loan agreement with SVB on September 28, 2001. This new facility replaced the three-year term loan and the revolving line of credit that had an outstanding balance of $1.2 million on September 28, 2001. The new loan agreement provides the capability to borrow up to $2.0 million based on the level of certain of our North American accounts receivable and inventories. At December 31, 2001, we had used $1.7 million of the facility, with $292,000 available but not used. The interest rate on the new facility was 6.75% at December 31, 2001, based on the SVB prime rate plus 2 percent. The loan is collateralized by substantially all of the assets of the U.S. corporation and requires the Company to maintain a minimum level of tangible net worth. The Company was in compliance with the SVB loan covenants through December 31, 2001.

   In July 1999, we acquired certain cytogenetic instrumentation assets of Vysis, Inc. Total consideration paid was $2,350,000 consisting of 497,368 shares of the Company's common stock, a cash payment of one million dollars and installment payments of $500,000 paid July 16, 2000 and $250,000 paid January 16, 2001.

   Since our formation in July 1986 through December 2001, we have generated an accumulated deficit of approximately $41.7 million. We expect negative cash flow from operations to continue through at least 2002, as we continue the development of our MDS(TM) system, conduct clinical trials required for FDA clearance of new products, expand our marketing, sales and customer support capabilities, and add additional administrative infrastructure. In January 2002, we raised $1.0 million with a private placement of 571,500 shares of our common stock at a price of $1.75 per share. In addition, in January 2002, we instituted a series of actions to rationalize our operations to provide a lower operating cost while increasing efficiencies. We are closing our League City, Texas office and consolidating our manufacturing and engineering facilities. This is expected to result in a reduction in our operating expenses of approximately $0.4--$0.5 million per quarter, beginning in the second quarter of 2002, with a first quarter restructuring charge estimated at $150,000. As a result of these actions, we currently estimate that our capital resources will enable us to meet our short-term capital needs through at least 2002.

   However, expenditures required to achieve the Company's plans may be greater than projected or the cash flow generated from operations may be less than projected. As a result, our long-term capital needs may require us to seek to obtain additional funds through equity or debt financing, collaborative or other arrangements with other companies, bank financing and other sources. We have expended and will continue to expend substantial amounts of money for research and development, preclinical testing, planned clinical investigations, capital expenditures, working capital needs and manufacturing and marketing of our products. Our future research and development efforts, in particular, are expected to include development of additional applications of our current cytogenetic products and additional applications for the MDS(TM) system, which will likely require additional funds.

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

  Critical Accounting Policies

   We have prepared our financial statements in conformity with generally accepted accounting principles. This requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   We recognize revenue on product sales upon shipment, provided that, at the time of shipment, there is evidence of contractual arrangement with the customer, the fee is fixed and determinable, collection of the resulting receivable is probable and there are no significant remaining obligations. Concurrent with shipment, we accrue for expected hardware warranty expenses and establish reserves, based on our historical experience, for product returns. We establish an accounts receivable allowance for estimated amounts that may not be collectible from customers.

   We use the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. We have not recorded an income tax benefit in 2001, 2000 and 1999 due to the recording of a valuation allowance as an offset to net deferred tax assets. A valuation allowance is provided due to uncertainties surrounding the realization of deferred tax assets due to our history of operating losses.

   In accordance with Financial Accounting Standards Board Statement No. 142, "Goodwill and Other Intangible Assets", goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but, instead will be subject to annual impairment tests. The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002, and has not yet determined what effect, if any, applying those tests will have on the Company's financial position and results of operations. The Company is subject to financial statement risk to the extent that the goodwill and indefinite lived intangible assets become impaired. At December 31, 2001, the Company had $2.3 million in unamortized goodwill and intangible assets that was being amortized over 10 years at December 31, 2001. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

  Recent Accounting Pronouncements

   In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations," which establishes financial accounting and reporting for business combinations and supersedes Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations", and Statement of SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises". It requires that all business combinations in the scope of this statement are to be accounted for using one method, the purchase method. The provisions of this statement apply to all business combinations initiated after June 30, 2001, and also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later.

   In July 2001, the FASB issued SFAS No. 142 "Goodwill and Other Intangible Assets," which establishes financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition, and after they have been initially recognized in the financial statements. The provisions of this statement are effective starting with fiscal years beginning after December 15, 2001. The Company will adopt SFAS No. 142 during the first quarter of fiscal 2002, and is in the process of evaluating the impact of implementation on the financial position and results of operations of the Company.

   In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal periods. This statement supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets" and APB Opinion No. 30, however, this statement retains the requirement of Opinion No. 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of (by sale, by abandonment, or in a distribution to owners) or is classified as held for sale. This statement addresses financial accounting and reporting for the impairment of certain long-lived assets and for long-lived assets to be disposed of. The Company adopted SFAS No. 144 during the first quarter of fiscal 2002. The adoption had no material impact on the financial position and results of operations of the Company.

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

   We currently do not use financial instruments to hedge operating expenses in the U. K. denominated in the respective local currency. Instead, we believe that a natural partial hedge exits, because local currency revenues will substantially offset the operating expenses denominated in the respective local currency. We assess the need to utilize financial instruments to hedge currency exposure on an ongoing basis. We did not engage in hedging activities in 2001 and 2000 and, as of December 31, 2001, we had no hedging contracts outstanding.

   We do not use derivative financial instruments for speculative trading purposes, nor do we hedge our foreign currency exposure in a manner that entirely offsets the effects of changes in foreign exchange rates. We regularly review our hedging program and may as a part of this review determine at any time to change our hedging program.

  Fixed income investments

   Our exposure to market risks due to changes in interest rates relates primarily to investments in debt securities issued by U.S. government agencies and corporate debt securities. Our general policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting market and credit risk. We place our investments with high credit quality issuers and, by policy, limit the amount of the credit exposure to any one issuer. All highly liquid investments with maturity of three months or less at the date of purchase are considered to be cash equivalents; investments with maturities over three months are considered to be short-term investments. At December 31, 2001, all of the short-term investments (with a market value of $652,000) mature prior to February 15, 2002. The weighted average pre-tax interest rate on the investment portfolio is approximately 5.2%.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and Stockholders
Applied Imaging Corp.:

   In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive loss, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Applied Imaging Corp. and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 50 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                                          /s/  PRICEWATERHOUSECOOPERS LLP

San Jose, CA
February 1, 2002

                    APPLIED IMAGING CORP. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                (in thousands, except share and per share data)

                                                                                           December 31,
                                                                                        ------------------
                                                                                          2001      2000
                                                                                        --------  --------
                                        ASSETS
Current assets:
   Cash and cash equivalents........................................................... $  2,538  $  4,447
   Restricted cash.....................................................................      245     1,667
   Short-term investments..............................................................      652       898
   Trade accounts receivable, net of allowance for doubtful accounts of $222 and $289,
     respectively......................................................................    5,684     6,732
   Inventories.........................................................................    1,010     1,627
   Prepaid expenses and other current assets...........................................      547       239
                                                                                        --------  --------
       Total current assets............................................................   10,676    15,610
Property and equipment, net............................................................    1,021     1,127
Intangibles, net.......................................................................    2,344     2,650
Other assets...........................................................................       56        55
                                                                                        --------  --------
       Total assets.................................................................... $ 14,097  $ 19,442
                                                                                        ========  ========
                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of bank debt........................................................ $  1,687  $  1,929
   Current portion of capital lease obligation.........................................       14        34
   Current portion of related party notes payable......................................       --       250
   Accounts payable....................................................................    1,758     1,829
   Accrued expenses....................................................................    1,404     2,646
   Deferred revenue, current...........................................................    2,779     2,417
                                                                                        --------  --------
       Total current liabilities.......................................................    7,642     9,105
   Bank debt, less current portion.....................................................       --       500
   Deferred revenue, non-current.......................................................      396       345
   Capital lease obligation, net of current portion....................................       --         9
                                                                                        --------  --------
       Total liabilities...............................................................    8,038     9,959
                                                                                        --------  --------
Commitments and contingencies (Note 6)

Stockholders' equity:
   Preferred stock, $0.001 par value; 6,000,000 shares authorized; none issued and
     outstanding at December 31, 2001 and 2000.........................................       --        --
   Common stock; $0.001 par value; 50,000,000 shares authorized; 15,242,417 and
     15,140,936 issued and outstanding December 31, 2001 and 2000, respectively........       15        15
   Additional paid-in capital..........................................................   48,154    48,070
   Accumulated deficit.................................................................  (41,738)  (38,206)
   Deferred stock compensation.........................................................       (7)      (30)
   Accumulated other comprehensive loss................................................     (365)     (366)
                                                                                        --------  --------
       Total stockholders' equity......................................................    6,059     9,483
                                                                                        --------  --------
       Total liabilities and stockholders' equity...................................... $ 14,097  $ 19,442
                                                                                        ========  ========

  The accompanying notes are an integral part of these consolidated financial statements

                    APPLIED IMAGING CORP. AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                     (in thousands, except per share data)

                                                             Year Ended December 31,
                                                            -------------------------
                                                             2001     2000     1999
                                                            -------  -------  -------
Revenues:
   Product sales........................................... $13,954  $13,037  $11,533
   Software maintenance, service and grant revenues........   4,583    3,652    2,655
                                                            -------  -------  -------
       Total revenues......................................  18,537   16,689   14,188
                                                            -------  -------  -------
Cost of revenues:
   Product sales...........................................   5,748    5,891    5,640
   Software maintenance, service and grant revenue.........   1,978    1,673    1,104
                                                            -------  -------  -------
       Total cost of revenues..............................   7,726    7,564    6,744
                                                            -------  -------  -------
       Gross profit........................................  10,811    9,125    7,444
                                                            -------  -------  -------
Operating expenses:
   Research and development................................   3,900    3,525    4,299
   Sales and marketing.....................................   7,457    6,409    5,232
   General and administrative..............................   2,662    2,964    3,138
   Amortization of intangibles.............................     306      280      124
   Restructuring costs.....................................      --       --      818
                                                            -------  -------  -------
       Total operating expenses............................  14,325   13,178   13,611
                                                            -------  -------  -------
       Operating loss......................................  (3,514)  (4,053)  (6,167)
Other income (expense), net................................     (18)    (140)     158
                                                            -------  -------  -------
       Net loss............................................  (3,532)  (4,193)  (6,009)
Other comprehensive loss, net of tax:
   Change in unrealized loss on short-term investments.....       1       13      (12)
                                                            -------  -------  -------
   Comprehensive loss...................................... $(3,531) $(4,180) $(6,021)
                                                            =======  =======  =======
Net loss per share--basic and diluted...................... $ (0.23) $ (0.31) $ (0.50)
                                                            =======  =======  =======
Shares used to calculate basic and diluted net loss per
  share....................................................  15,191   13,594   11,930
                                                            =======  =======  =======

  The accompanying notes are an integral part of these consolidated financial statements.

                    APPLIED IMAGING CORP. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

             For the years ended December 31, 2001, 2000, and 1999

                                (in thousands)

                                                                                  Accumulated
                               Common Stock  Additional               Deferred       other         Total
                               -------------  paid-in   Accumulated    stock     comprehensive stockholders'
                               Shares Amount  capital     deficit   compensation     loss         equity
                               ------ ------ ---------- ----------- ------------ ------------- -------------
Balances as of December 31,
 1998......................... 11,530  $12    $41,121    $(28,004)     $(419)        $(367)       $12,343
Exercise of common stock
 options......................      6   --         10          --         --            --             10
Private placement.............  1,000    1      1,280          --         --            --          1,281
Employee stock purchase.......     22   --         23          --         --            --             23
Vysis acquisition.............    497   --        600          --         --            --            600
Amortization of deferred stock
 compensation.................     --   --         --          --        376            --            376
Change in unrealized loss from
 short-term investments.......     --   --         --          --         --           (12)           (12)
Net loss......................     --   --         --      (6,009)        --            --         (6,009)
                               ------  ---    -------    --------      -----         -----        -------
Balances as of December 31,
 1999......................... 13,055   13     43,034     (34,013)       (43)         (379)         8,612
Exercise of common stock
 options......................    398    1        857          --         --            --            858
Private placement--net
  proceeds....................  1,281    1      3,183          --         --            --          3,184
Employee stock purchase.......     22   --         47          --         --            --             47
PSI Asset Purchase............    385   --        915          --         --            --            915
Deferred stock compensation...     --   --         34          --        (34)           --             --
Amortization of deferred stock
 compensation.................     --   --         --          --         47            --             47
Change in unrealized loss from
 short-term investments.......     --   --         --          --         --            13             13
Net loss......................     --   --         --      (4,193)        --            --         (4,193)
                               ------  ---    -------    --------      -----         -----        -------
Balances as of December 31,
 2000......................... 15,141   15     48,070     (38,206)       (30)         (366)         9,483
Exercise of common stock
 options......................     34   --         53          --         --            --             53
Private placement expenses....     --   --        (58)         --         --            --            (58)
Employee stock purchase.......     67   --        106          --         --            --            106
Deferred stock compensation...     --   --        (17)         --         17            --             --
Amortization of deferred stock
 compensation.................     --   --         --          --          6            --              6
Change in unrealized gain from
 short-term investments.......     --   --         --          --         --             1              1
Net loss......................     --   --         --      (3,532)        --            --         (3,532)
                               ------  ---    -------    --------      -----         -----        -------
Balances as of December 31,
 2001......................... 15,242  $15    $48,154    $(41,738)     $  (7)        $(365)       $ 6,059
                               ======  ===    =======    ========      =====         =====        =======

  The accompanying notes are an integral part of these consolidated financial statements.

                    APPLIED IMAGING CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                                    For the year ended December 31,
                                                                                    ------------------------------
                                                                                      2001         2000      1999
                                                                                     -------     --------  -------
Cash flows from operating activities:
  Net loss......................................................................... $(3,532)     $ (4,193) $(6,009)
  Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation & amortization.....................................................     955           706    1,092
   Provision for doubtful accounts.................................................      --           162       89
   Amortization related to deferred stock compensation.............................       6            47      376
   Loss on sale of fixed assets....................................................      37            --       41
   Changes in operating assets and liabilities:
     Trade accounts and related party receivable...................................   1,048          (355)  (2,598)
     Inventories...................................................................     617           (64)    (200)
     Prepaid expenses and other assets.............................................    (308)          (42)     249
     Accounts payable..............................................................     (71)         (474)     654
     Accrued expenses..............................................................  (1,242)         (578)     515
     Deferred revenue..............................................................     413           719      813
                                                                                     -------     --------  -------
       Net cash used in operating activities.......................................  (2,077)       (4,072)  (4,978)
                                                                                     -------     --------  -------
Cash flows from investing activities:
  Purchase of short-term investments...............................................  (9,306)      (27,493)  (3,685)
  Proceeds from sale and maturities of investments.................................   9,553        32,182    4,347
  Proceeds from sale of equipment..................................................      --            --       60
  Acquisition of assets............................................................      --          (170)  (1,000)
  Purchases of equipment...........................................................    (581)         (304)    (515)
  Other assets.....................................................................      (1)           25        5
                                                                                     -------     --------  -------
       Net cash provided by (used in) investing activities.........................    (335)        4,240     (788)
                                                                                     -------     --------  -------
Cash flows from financing activities:
  Net proceeds from issuance of common stock.......................................     102         4,089    1,314
  Bank and other loan proceeds.....................................................   3,899         1,296    2,000
  Bank and other loan payments.....................................................  (4,891)       (2,243)    (169)
  Capital lease payments, principal portion........................................     (29)          (28)     (27)
  Restricted cash..................................................................   1,422        (1,667)      --
                                                                                     -------     --------  -------
       Net cash provided by financing activities:..................................     503         1,447    3,118
                                                                                     -------     --------  -------
Net increase (decrease) in cash and cash equivalents...............................  (1,909)        1,615   (2,648)
Cash and cash equivalents at beginning of year.....................................   4,447         2,832    5,480
                                                                                     -------     --------  -------
Cash and cash equivalents at end of year........................................... $ 2,538      $  4,447  $ 2,832
                                                                                     =======     ========  =======
Supplemental disclosure of cash flow information:
  Cash paid for interest during the period......................................... $   189      $    362  $   114
                                                                                     =======     ========  =======
  Cash paid for taxes during the period............................................ $    23      $     15  $    28
                                                                                     =======     ========  =======
Supplemental disclosure of non-cash investing and financing activities
  Accrual recorded for business acquired........................................... $    --      $     90  $   132
                                                                                     =======     ========  =======
  Stock issued in connection with acquisition...................................... $    --      $    915  $   600
                                                                                     =======     ========  =======
  Debt assumed for acquisition of intangible assets related to business acquired... $    --      $     --  $   750
                                                                                     =======     ========  =======
  Change in unrealized loss from short-term investments............................ $     1      $     13  $   (12)
                                                                                     =======     ========  =======
  Deferred stock compensation...................................................... $   (17)     $     34  $    --
                                                                                     =======     ========  =======

  The accompanying notes are an integral part of these consolidated financial statements.

                    APPLIED IMAGING CORP. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Summary of the Company and Significant Accounting Policies

  The Company

   Applied Imaging Corp (the "Company") was incorporated in California in July 1986 and subsequently reincorporated in Delaware in October 1996 to develop, manufacture, and market automated genetic imaging systems for use in cytogenetic laboratories for cancer testing, prenatal testing and other genetic testing applications. The Company sells products to government and private clinical laboratories, research institutions, universities, and pharmaceutical companies located in the United States, Canada, Europe, Japan and other countries. The Company also markets imaging systems designed for use in plant and animal genetic research programs. In addition, the Company recently introduced and has received clearance from the Food and Drug Administration
(FDA) for a clinical system to detect micrometastatic cancer cells in bone marrow from cancer patients. This system and its research capabilities allows physicians to better determine the initial staging of cancer cases, to detect disease recurrence earlier than is currently possible and to genetically characterize cancer cells. The Company is headquartered in Santa Clara, California, and has facilities in League City, Texas and the United Kingdom. The Company's products are sold worldwide through a direct sales force, third-party distributors and independent sales representatives. The Company employs approximately 92 people worldwide.

  Liquidity

   These consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses in fiscal 2001 and 2000 and there can be no assurance that the Company will attain profitability.

   At December 31, 2001, the Company had aggregate consolidated net losses of $41.7 million. The Company expects negative cash flow from operations to continue through at least 2002, with the need for funding additional development of the MDS(TM) system, conducting clinical trials required for FDA clearance of new products, expanding marketing, sales and customer support capabilities, and adding additional administrative infrastructure. Subsequent to year-end, the Company raised $1.0 million in January 2002 with a private placement of 571,500 shares of its common stock at a price of $1.75 per share. In addition, in January 2002, the Company instituted a series of actions to rationalize its operations to provide a lower operating cost. The Company is closing its League City, Texas office and consolidating its manufacturing and engineering facilities. This is expected to result in a reduction in operating expenses beginning in the second quarter. As a result of these actions, management believes that its existing cash balances and other potential financing alternatives will be sufficient to meet the Company's capital and operating requirements through at least 2002.

   However, expenditures required to achieve the Company's plans may be greater than projected or the cash flow generated from operations may be less than projected. As a result, the Company's long-term capital needs may require the Company to seek to obtain additional funds through equity or debt financing, collaborative or other arrangements with other companies, bank financing and other sources. There can be no assurance that the Company will be able to obtain additional debt or equity financing on terms acceptable to the Company, or at all. If adequate funds are not available, the Company could be required to delay development or commercialization of certain products, to license to third parties the rights to commercialize certain products or technologies that the Company would otherwise seek to commercialize internally, or to reduce the marketing, customer support, or other resources devoted to product development. Accordingly, the failure of the Company to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on the Company's business, results of operations and financial condition.

                    APPLIED IMAGING CORP. AND SUBSIDIARIES

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

  Restricted Cash

   At December 31, 2001 cash of $245,000 was restricted from withdrawal and held at the Company's international bank in the U.K. as collateral for various credit and bank guarantees.

  Short-Term Investments

   Short-term investments consist of investments acquired with maturities exceeding three months. While the Company's intent is to hold debt securities to maturity, consistent with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities", the Company has classified all securities as available-for-sale, as the sale of such securities may be required prior to maturity to implement management strategies. Such securities are reported at fair value with unrealized gains or losses excluded from earnings and reported as a separate component of stockholders' equity, net of applicable taxes. As of December 31, 2001, the difference between the fair value and the amortized cost of available-for-sale securities was recorded as an unrealized gain in stockholders' equity.

   As of December 31, 2001 and 2000, the Company's short-term investments consisted of the following (in thousands):

                                           2001                            2000
                              ------------------------------- -------------------------------
                              Amortized Unrealized            Amortized Unrealized
                                Cost       Gain    Fair Value   Cost       Gain    Fair Value
                              --------- ---------- ---------- --------- ---------- ----------
Corporate bonds..............   $650        $2        $652      $897        $1        $898

   As of December 31, 2001 the maturities of the short-term investments are as follows: $652,000 within one year. There were no realized gains or losses in 2001 or 2000.

                    APPLIED IMAGING CORP. AND SUBSIDIARIES

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

  Intangibles, net

   Net intangible assets amounted to $2.3 million at December 31, 2001. Intangible assets include goodwill and intellectual property in connection with the acquisition of the cytogenetic imaging instrumentation businesses of Vysis, Inc. and Perceptive Scientific Instruments, LLC ("PSI"). The intangible assets are being amortized on a straight-line basis over 10 years. Accumulated amortization was $710,000 as of December 31, 2001. During the years ended December 31, 2001, 2000 and 1999, the Company recorded amortization expense of $306,000, $280,000 and $124,000, respectively.

  Impairment of Long-Lived Assets

   The Company accounts for long-lived assets under SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires the Company to review for impairment of long-lived assets, whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. When such an event occurs, management determines whether there has been an impairment by comparing the anticipated undiscounted future net cash flows to the related asset's carrying value. If an asset is considered impaired, the asset is written down to fair value, which is determined based either on discounted cash flows or appraised value, depending on the nature of the asset.

  Fair Value of Financial Instruments

   Financial instruments consist principally of cash equivalents, short-term investments, trade receivables, notes receivable, accounts payable, and bank debt. The carrying amounts of these financial instruments approximate fair value.

   Financial instruments that potentially subject the Company to concentrations of credit risk are accounts receivable, cash equivalents and short-term investments which the Company places with high-credit qualified financial institutions and, by policy, limits the amount of credit exposure to any one financial institution. The Company sells its products to government and private clinical cytogenetic laboratories, research institutions, universities, and pharmaceutical companies located primarily in the United States, Canada, Europe, Japan and other countries. The Company's credit risk is concentrated primarily in the United States and Europe. The Company does not have a significant concentration of credit risk with any single customer. The Company performs on-going credit evaluations of its customer's financial condition and, generally requires no collateral from its customers. The Company maintains an allowance for doubtful accounts to cover potential credit losses.

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

   Revenue attributable to software maintenance and support is deferred and recognized ratably over the term of the maintenance agreement, generally one year. Grant revenues are recognized as the work is performed

  Capitalized Software Costs

   Computer software development costs incurred subsequent to the determination of product technological feasibility are capitalized in accordance with the provisions of SFAS No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed". Amortization of these capitalized costs is provided using the greater of the ratio of revenues generated in the period over total future revenues of the product, or the straight-line method over the estimated market life of the related products, generally three years, commencing when the product becomes generally available to customers. For the years ended December 31, 2001, 2000 and 1999, software development costs incurred subsequent to the establishment of technological feasibility have not been material. The net book value of capitalized costs is not significant and is included in other assets in the consolidated balance sheets.

  Stock Based Compensation

   The Company uses the intrinsic-value method to account for its stock-based compensation arrangements. The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 "Accounting for Stock-based Compensation" and EITF Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction With Selling Goods and Services."

  Foreign Exchange

   The Company accounts for its foreign operations in accordance with SFAS No. 52, "Foreign Currency Translation". Prior to April 1994, the functional currency for Applied Imaging International, Limited was the British pound and, accordingly, translation adjustments resulting from the conversion of the subsidiary's financial statements into U.S. dollars were accumulated and reported as a separate component of stockholders' equity. Beginning in April 1994, certain operational and organizational changes within the Company caused the functional currency for the Company's subsidiary to become the U.S. dollar. Therefore, monetary assets and liabilities of the subsidiary are remeasured to the U.S. dollar at year-end exchange rates while nonmonetary items are remeasured at historical rates. Revenue and expense accounts related to monetary assets and liabilities are remeasured at the average rates in effect during the year. Revenue and expenses related to non-monetary assets and liabilities are translated at historical rates. Foreign currency gains and losses resulting from the conversion of the subsidiary's financial statements into U.S. dollars are currently recognized in the consolidated statement of operations and comprehensive loss in other income and expense. The functional currency of Applied Imaging, Limited is also the U.S. dollar.

  Income Taxes

   The Company uses the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial

                    APPLIED IMAGING CORP. AND SUBSIDIARIES
statement carrying amount of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided to reduce the deferred tax assets when it is more likely than not that all or a portion of the deferred tax assets will not be realized.

  Loss per Share

   Basic and diluted net loss per share is computed using the weighted average number of outstanding shares of common stock. There were no reconciling items of the numerators and denominators of the basic and diluted EPS computation. Shares excluded from the computation of EPS because their effect on EPS was antidilutive, but could dilute basic EPS in future periods are as follows:

                               2001                       2000                       1999
                    -------------------------- -------------------------- --------------------------
                              Weighted average           Weighted average           Weighted average
                     Shares    exercise price   Shares    exercise price   Shares    exercise price
                    --------- ---------------- --------- ---------------- --------- ----------------
Options............ 2,517,473      $2.56       2,012,391      $2.59       1,988,568      $2.10
Warrants...........   650,790       3.61         650,790       3.61         313,010       5.10
                    ---------                  ---------                  ---------
   Total........... 3,168,263                  2,663,181                  2,301,578
                    =========                  =========                  =========

  Recent Accounting Pronouncements

   In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations," which establishes financial accounting and reporting for business combinations and supersedes Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations", and Statement of SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises". It requires that all business combinations in the scope of this statement are to be accounted for using one method, the purchase method. The provisions of this statement apply to all business combinations initiated after June 30, 2001, and also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later.

   In July 2001, the FASB issued SFAS No. 142 "Goodwill and Other Intangible Assets," which establishes financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition, and after they have been initially recognized in the financial statements. The provisions of this statement are effective starting with fiscal years beginning after December 15, 2001. The Company will adopt SFAS No. 142 during the first quarter of fiscal 2002, and is in the process of evaluating the impact of implementation on the financial position and results of operations of the Company.

   In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal periods. This statement supersedes SFAS No. 121 "Accounting for the Impairment of Long-lived Assets" and APB Opinion No. 30, however, this statement retains the requirement of Opinion No. 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of (by sale, by abandonment, or in a distribution to owners) or is classified as held for sale. This statement addresses financial accounting and reporting for the impairment of certain long-lived assets and for long-lived assets to be disposed of. The Company adopted SFAS No. 144 during the first quarter of fiscal 2002. The adoption had no material impact on the financial position and results of operations of the Company.

                    APPLIED IMAGING CORP. AND SUBSIDIARIES

(2) Inventories

   A summary of inventories follows (in thousands):

                                                          December 31,
                                                          -------------
                                                           2001   2000
                                                          ------ ------
        Raw materials.................................... $  898 $1,443
        Work in process..................................     49    122
        Finished goods...................................     63     62
                                                          ------ ------
                                                          $1,010 $1,627
                                                          ====== ======

(3) Property and Equipment

   A summary of property and equipment follows (in thousands):

                                                          December 31,
                                                          -------------
                                                           2001   2000
                                                          ------ ------
        Equipment........................................ $2,757 $2,855
        Demonstration equipment..........................  1,330  1,604
        Furnitures and fixtures..........................    692    726
                                                          ------ ------
                                                           4,779  5,185
        Less accumulated depreciation....................  3,758  4,058
                                                          ------ ------
                                                          $1,021 $1,127
                                                          ====== ======

   As of December 31, 2001 and 2000, the Company had $14,000 and $41,000 respectively, of equipment under capital lease net of accumulated amortization of $124,000 and $97,000 respectively. Depreciation expense was $622,000, $420,000, and $968,000 for 2001, 2000 and 1999 respectively.

(4) Accrued Expenses

   A summary of accrued expenses follows (in thousands):

                                                          December 31,
                                                          -------------
                                                           2001   2000
                                                          ------ ------
        Compensation and related costs................... $  767 $1,037
        Warranty related costs...........................    148    187
        Royalties........................................     83    148
        Audit, tax, legal and external reporting costs...     79    231
        Consulting related expenses......................     22    150
        Other............................................    305    893
                                                          ------ ------
                                                          $1,404 $2,646
                                                          ====== ======

(5) Debt Obligations

   The Company had a (Pounds)750,000 gross and (Pounds)500,000 net unsecured revolving line of credit with an international bank in the United Kingdom that expired on March 31, 2001. The international bank subsequently

                    APPLIED IMAGING CORP. AND SUBSIDIARIES
provided the Company with a (Pounds)750,000 gross and net zero borrowing facility with various renewals through October 31, 2001. The line of credit expired at that time and the Company had no loans under that facility at December 31, 2001. The Company collateralizes various credit and bank guarantees with cash deposits at the international bank amounting to (Pounds)169,000 ($245,000) at December 31, 2001.

   In September 1999, the Company established a $2.0 million, three-year term loan with Silicon Valley Bank ("SVB"). The loan had monthly principal payments of $55,556 plus interest at SVB prime rate plus one and a quarter percent. In June 2000, the Company expanded the loan agreement to include a $500,000 revolving line of credit.

   The Company executed a new one-year loan agreement with SVB on September 28, 2001. This new facility replaced the three-year term loan and the revolving line of credit that had an outstanding balance of $1.2 million on September 28, 2001. The new loan agreement provided the capability to borrow up to $2.0 million based on the level of certain of the Company's North American accounts receivable and inventories. At December 31, 2001 the Company had used $1.7 million of the facility with $292,000 available but not used. The interest rate on the new facility was 6.75% at December 31, 2001, based on the SVB prime rate plus 2 percent. The loan is collateralized by substantially all of the assets of the U.S. corporation and requires the Company to maintain a minimum level of tangible net worth. The Company was in compliance with the SVB loan covenants through December 31, 2001.

   As part of the payment terms to Vysis Inc., for the acquisition by the Company of the intellectual and software property related to the former's cytogenetic imaging instrumentation business, the Company agreed to a note obligation of $750,000 payable in two installments each at 7% interest rate: the first for $500,000 was paid in July 2000 and the second for $250,000 was paid in January 2001.

(6) Commitments and Contingencies

   The Company has various noncancelable operating leases for equipment, vehicles, and facilities expiring through 2006. The facility leases generally contain renewal options for periods ranging from two to five years and require the Company to pay all executory costs such as maintenance, property taxes, and insurance. Rent expense under operating leases aggregated $853,000, $535,000 and $455,000 during 2001, 2000 and 1999, respectively. The Company's primary lease commitments are for its facilities in the United Kingdom, which aggregate approximately (Pounds)119,000 ($173,000) per year through 2008, with an option to cancel in July 2003, and for its facilities in Santa Clara, California, which aggregated approximately $589,000 for 2001. The lease on the Santa Clara facilities expired in November 2000 and converted to a month-to-month lease at that time. The Company signed a new lease on the Santa Clara facilities effective April 1, 2001 through August 31, 2004 at a monthly rent of $52,100, including operating expenses.

   The Company leased approximately 9,000 square feet in League City, Texas to house the product development and commercial support organizations for the PowerGene(R) product line. This lease expired in August 2001. Approximately one-third of the space in League City was sub-leased to a third party. The company signed a new lease for approximately 4,400 square feet of office space in the same building in League City effective November 1, 2001 through October 31, 2006 at a monthly rent of $7,000, including operating expenses.

   The Company has future minimum lease payments under non-cancelable operating leases amounting to: $882,000 in 2002, $796,000 in 2003, $501,000 in 2004,
$84,000 in 2005 and $70,000 in 2006, totaling $2,333,000.

                    APPLIED IMAGING CORP. AND SUBSIDIARIES

   The Company has a capital lease commitment of $14,000 including interest at 10%, which is required to be paid in 2002.

   In October 2001, the Company established The Applied Imaging, Corp. Retention Incentive Program (the "Program") to provide retention incentives to officers and outside directors in the event of a change in control of the Company.

   The Company is subject to claims and assessments from time to time in the ordinary course of business. Management does not believe that any such matters, individually or in the aggregate, will have a material adverse effect on the Company's financial condition, results of operations or cash flows.

(7) Stockholders' Equity

  Common Stock

   The Company is authorized to issue 50,000,000 shares of common stock. As of December 31, 2001, there were 15,242,417 shares of common stock outstanding and warrants outstanding to purchase 422,700 shares of common stock at $3.75 per share, 100,000 shares at $3.67 and 128,090 shares at $3.10 per share. These warrants expire in 2005.

  Private Placement Transactions

   On December 14, 2000, the Company completed a private placement of $3.5 million with the sale of 1,280,908 shares of its common stock to two institutional investors (purchasing for five separate funds) at a purchase price of $2.75 per share. The Company received net proceeds of $3.2 million from the private placement after deducting fees and costs of $0.3 million. The purchase price was negotiated with the investors and represented a discount from the previous day's closing price of $3.00 per share as reported by the Nasdaq National Market System. Warrants were also issued to the investors entitling them to purchase an additional 422,700 shares of common stock at an exercise price of $3.75 per share. The Company has assigned a value, determined using the Black-Scholes pricing model, of $747,000 to these warrants. Additional shares and warrants may be issuable to the investors under anti-dilution provisions of the Stock Purchase Agreement between the Company and the investors, and terms of the warrants issued to the investors.

   On November 3, 1999, the Company consummated a private sale of one million shares of its Common Stock to certain accredited investors at a purchase price of $2.00 per share. The investors also entered into a distribution agreement for the Company's products. The price exceeded the closing price of the Company's Common Stock as reported on the Nasdaq National Market System. As part of the private placement, the Company recognized deferred revenue of $720,000 to be amortized over 50 months. The total recognized to date is $374,000.

  Stock Plans

   As of December 31, 2001, 2,662,348 shares of common stock were reserved for issuance under the Company's 1998 Incentive Stock Option Plan ("1998 Stock Plan"), 3,415,095 shares reserved for issuance under all plans. This represents the maximum aggregate number of shares that remain to be optioned or sold under the 1998 Stock Plan. A total of 1,778,164 options are outstanding at December 31, 2001 under the 1998 Stock Plan (2,517,473 options under all plans). Under the 1998 Stock Plan, stock options may be granted to Board members, officers, key employees, and consultants at the fair market value of the common stock at the date of the grant, as determined by the Board. Options are exercisable over 10 years from the date of grant, and typically vest ratably

                    APPLIED IMAGING CORP. AND SUBSIDIARIES
over 4 years. An amendment of the Company's 1998 Stock Plan was approved by the Company's stockholders on May 16, 2001 to increase the total number of shares authorized for issuance under the 1998 Stock Plan to 2,850,000 shares, an increase of 950,000 shares. As of December 31, 2001, there were 884,184 options available for grant under the 1998 Stock Plan.

   In October 1998, the Company's 1988 Amended and Restated Incentive Stock Option Plan ("1988 Stock Plan"), expired. No options were granted after October 1998. As of December 31, 2001, 639,309 options were outstanding under the 1988 Plan.

   In 1994, the Company enacted a Directors Option Plan designed to encourage participation on the Company's Board. Under this plan, 10,000 shares per year are automatically granted to non-employee directors. The terms of the plan allow the granting of stock options upon initial election to the Board and for each subsequent term on the Board. As of December 31, 2001 there were 113,438 shares reserved for issuance under this plan and a total of 100,000 options have been granted and are outstanding at December 31, 2001.

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

   A summary of the status of the Company's stock option activity for the years ended December 31, 2001, 2000 and 1999, is as follows:

                                                          Weighted-      Weighted-
                                                       average exercise average fair
                                         Shares             price          value
                                        ---------      ---------------- ------------
Outstanding at December 31, 1998....... 1,787,405           $2.32
Granted................................   377,500            0.99          $0.48
Cancelled..............................  (170,837)           2.34
Exercised..............................    (5,500)           1.80
                                        ---------
Outstanding at December 31, 1999....... 1,988,568           $2.10
Granted................................   670,300            3.64          $1.77
Cancelled..............................  (247,724)           2.22
Exercised..............................  (398,753) (a)       2.15
                                        ---------
Outstanding at December 31, 2000....... 2,012,391           $2.59
Granted................................   735,000            2.68          $1.36
Cancelled..............................  (196,018)           3.50
Exercised..............................   (33,900)           1.71
                                        ---------
Outstanding at December 31, 2001....... 2,517,473           $2.56
                                        =========

--------
(a) Includes 467 options exercised in 2000 but shares issued in 2001

                    APPLIED IMAGING CORP. AND SUBSIDIARIES

   The following table summarizes information about stock options outstanding as of December 31, 2001:

                                     Options Outstanding               Options Exercisable
                         ------------------------------------------- ------------------------
                                       Weighted
                                       average          Weighted                  Weighted
                         Number of    remaining     average exercise Number of    average
Range of exercise prices  options  contractual life      price        options  exercise price
------------------------ --------- ---------------- ---------------- --------- --------------
  From $0.72 to $1.19...   229,300    7.69 years         $1.06         141,819     $1.05
  From $1.25 to $1.80...   196,750    4.40 years          1.73         176,750      1.76
  From $1.85 to $1.88...   411,163    7.57 years          1.87         305,163      1.88
  From $2.03 to $2.44...   620,247    7.15 years          2.40         428,398      2.41
  From $2.75 to $3.44...   663,013    8.44 years          3.05         133,716      2.93
  From $3.63 to $4.03...   397,000    8.56 years          3.97         122,417      3.97
                         ---------                                   ---------
                         2,517,473                                   1,308,263
                         =========                                   =========

   The number of options exercisable increased 226,527 from December 31, 2000 to December 31, 2001 and 163,035 from December 31, 1999 to December 31, 2000.

  Employee Stock Purchase Plan

   On June 19, 1996, the Board adopted, effective upon the closing of the IPO, the Company's Employee Stock Purchase Plan (the "Plan") which has a term of 10 years whereby eligible employees may purchase common stock through payroll deductions of up to 10% of compensation, at a per share price of 85% of the fair market value of the Company's common stock on the enrollment date or the exercise date six months later, whichever is lower. As of December 31, 2001 there were 144,578 shares issued and 55,422 shares reserved for issuance under the Plan. There were 67,114 shares issued under the Plan in 2001.

  Accounting for Stock-Based Compensation

   In 1996, the Company recorded a deferred charge of $1,473,000, representing the difference between the exercise price and the deemed fair value of the Company's common stock for 246,750 shares subject to common stock options granted in the 12-month period preceding the IPO. As of December 31, 2001, all related deferred stock compensation has been amortized to compensation expense.

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

                                                 December 31,
                                          -------------------------
                                           2001     2000     1999
                                          -------  -------  -------
            Net loss:
               As reported............... $(3,532) $(4,193) $(6,009)
               Pro forma.................  (4,106)  (4,542)  (6,886)
            Net loss per share:
               As reported:
                   Basic and diluted.....   (0.23)   (0.31)   (0.50)
            Pro forma....................
                   Basic and diluted.....   (0.27)   (0.33)   (0.58)

                    APPLIED IMAGING CORP. AND SUBSIDIARIES

   The fair value of each option is estimated on the date of grant using the fair value method with the following weighted-average assumptions:

                                                          2001 2000 1999
                                                          ---- ---- ----
        Risk-free interest rate.......................... 4.5% 6.0% 6.0%
        Expected life (in years).........................   3    3    3
        Dividend yield...................................  --   --   --
        Expected volatility..............................  60%  60%  60%

   All of the above assumptions were used for the Employee Stock Purchase Plan except that the expected life is six months.

   Stock-based compensation expense related to stock options granted to non-employees is recognized as the stock options are earned. The Company believes that the fair value of the stock options is more readily measurable than the fair value of the services received. The fair value of the stock options granted is calculated at each reporting date using the Black-Scholes option pricing model. The stock-based compensation expense will fluctuate as the fair market value of the common stock fluctuates. In connection with the grant of stock options to non-employees, the Company recorded a reduction in deferred stock compensation of $17,000 in 2001 and an increase of $34,000 in 2000, of which $6,000 was amortized to expense in 2001 and $4,000 in 2000. The Company did not incur any stock-based compensation charges for non-employees in 1999.

(8) Acquisitions of Assets

   On July 6, 2000 the Company acquired the United States-based genetic imaging business of PSI from International Remote Imaging Systems, Inc. The acquisition was accounted for as a purchase. The consideration paid was 385,371 shares of common stock valued at $915,000. There are additional potential future cash payments to a maximum of $883,000 based on the future performance of the business which are contingent and will be accounted for upon resolution of the contingencies. No such payments were required in 2001 and 2000. The Company has recorded goodwill of $578,000 and is amortizing the goodwill over ten years. The purchase price, including $170,000 of costs incurred by the Company, was allocated as follows (in thousands):

      Accounts receivable........................................ $  209
      Inventories................................................    194
      Other assets...............................................     10
      Property and equipment.....................................    229
      Liabilities................................................   (135)
      Goodwill...................................................    578
                                                                  ------
         Total purchase price.................................... $1,085
                                                                  ======

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

                    APPLIED IMAGING CORP. AND SUBSIDIARIES

(9) Other Income (Expense), Net

   The components of other income (expense), net are as follows (in thousands):

                                                           December 31,
                                                       -------------------
                                                       2001   2000   1999
                                                       -----  -----  -----
     Interest income.................................. $ 179  $ 337  $ 472
     Interest expense.................................  (189)  (296)  (128)
     Gain (loss) on foreign exchange..................     1   (208)  (154)
     Provision for income taxes.......................   (16)   (10)   (31)
     Miscellaneous income (expense)...................     7     37     (1)
                                                       -----  -----  -----
                                                       $ (18) $(140) $ 158
                                                       =====  =====  =====

(10) Income Taxes

   The Company has not recorded an income tax benefit in 2001, 2000 and 1999 due to the recording of a valuation allowance as an offset to net deferred tax assets. A valuation allowance is provided due to uncertainties surrounding the realization of deferred tax assets due to the history of operating losses incurred by the Company.

   Deferred tax assets (liabilities) consist of the following (in thousands):

                                                           December 31,
                                                        ------------------
                                                          2001      2000
                                                        --------  --------
    Deferred tax assets
       Bad debt reserve................................ $     66  $     74
       Inventory reserve...............................      118       146
       Depreciation & amortization.....................      (48)       54
       Other deferreds.................................      851       488
       Accrued expenses................................      223       355
       Net operating loss carryforwards................   12,338    11,490
       Business credit carryforwards...................    1,290     1,494
                                                        --------  --------
           Total gross deferred assets.................   14,838    14,101
           Valuation allowance.........................  (14,838)  (14,101)
                                                        --------  --------
    Net deferred tax assets............................ $     --  $     --
                                                        ========  ========

   The valuation allowance increased $737,000 from December 31, 2000 to December 31, 2001 and $1,971,000 from December 31, 1999 to December 31, 2000, respectively.

   As of December 31, 2001, the Company had net operating loss carryforwards for U.S. federal, California and foreign tax return purposes of approximately $33.0 million, $10.4 million and $1.5 million respectively. In addition, the Company has federal and state credit carryforwards of approximately $814,000 and $720,000 available to offset future tax liabilities. The Company's federal net operating loss carryforwards, as well as credit carryforwards, will expire at various dates beginning in 2004 through 2021 if not utilized. The Company's state net operating loss carryforwards expire in the years between 2002 and 2011.

   Under the Internal Revenue code, the amounts of the benefits from net operating loss carryforwards may be impaired or limited in certain circumstances. Events which cause limitations in the amount of net operating

                    APPLIED IMAGING CORP. AND SUBSIDIARIES
losses that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50%, as defined, over a three year period.

(11) Employee Benefit Plans

   In January 1994, the Company implemented a retirement savings and investment plan that is intended to qualify under Section 401(k) of the Internal Revenue Code (the "401(k) Plan") covering all of the Company's United States-based employees. An employee may elect to defer, in the form of contributions to the 401(k) Plan on his or her behalf, up to 15% of the total compensation that would otherwise be paid to the employee, not to exceed the amount allowed by applicable Internal Revenue Service guidelines. The Company matches 100% of the amounts deferred by the employee participants up to 3% of such employee's total compensation and such matching amounts vest over a three-year period from the initial participation date. The Company contributed $63,000, $72,000 and $72,000 in 2001, 2000 and 1999, respectively.

   The Company's United Kingdom-based employees are covered by retirement savings plans (the International Retirement Plans). Under such plans, an employee may elect to make contributions of 3.5% of such employee's earnings. Amounts contributed by the Company range from 5.5% to 10.5% of such employee's earnings. During 2001, 2000 and 1999, respectively, the Company made contributions to the Internal Retirement Plans totaling $61,000, $66,000 and $63,000, respectively.

(12) Segment and Foreign Operations

   The Company operates in one segment. The Company's chief operating decision maker is considered to be the Company's Chief Executive Officer ("CEO"). The CEO reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. The consolidated financial information is identical to the information presented in the accompanying consolidated statements of operations. The following table represents revenues by geographic area (in thousands):

                             United States United Kingdom Consolidated
                             ------------- -------------- ------------
         Revenues
            2001............    $11,068        $7,469       $18,537
            2000............      9,277         7,412        16,689
            1999............      5,717         8,471        14,188
         Identifiable Assets
            2001............    $ 9,704        $4,393       $14,097
            2000............     11,586         7,856        19,442
            1999............     10,736         9,008        19,744

   No single customer accounted for greater than 10% of revenues or accounts receivable in any period reported.

(13) Restructuring

   To focus the Company on the execution of its sales and marketing strategy and to transition from working in fetal cell research to work in cancer metastasis, and to reduce operating costs, the Company eliminated 15 positions in 1999 at both its United States and United Kingdom facilities. The Company recorded a net restructuring charge for the year of $818,000. The charge is largely related to the severance costs of the terminated employees and certain costs associated with discontinued products. As of December 31, 2001 all amounts have been paid against the liability related to the termination benefits for the terminated employees.

                    APPLIED IMAGING CORP. AND SUBSIDIARIES

   The following table summarizes the amounts that were charged and where they are reflected in the accompanying statement of operations (in thousands):

                                                  December 31,
                   Description                        1999       Classification on Statement of Operations
                   -----------                    ------------   -----------------------------------------
Employee separation costs........................     $516     All restructuring charges have been reflected
                                                               in the Statement of Operations as a separate
Costs associated with product close-down.........      302     line item under operating expenses
                                                      ----
Total............................................     $818
                                                      ====

   There were no restructuring charges during 2001 and 2000. The restructuring charge was incurred in 1999. All amounts were paid against the restructuring liability during 1999 and 2000.

(14) Quarterly Financial Data (unaudited)

   The following tables summarize the quarterly financial data for the last two fiscal years (in thousands, except per share data):

                                                                      Fiscal 2001 Quarter Ended
                                                            --------------------------------------------
                                                            March 31, June 30, September 30, December 31,
                                                            --------- -------- ------------- ------------
Total revenues.............................................  $ 3,930   $4,528     $4,827       $ 5,252
Operating income (loss)....................................   (1,811)    (875)      (857)           29
Net income (loss)..........................................   (1,762)    (868)      (932)           30
Net loss per share--basic and diluted......................    (0.12)   (0.06)     (0.06)         0.00

                                                                      Fiscal 2000 Quarter Ended
                                                            --------------------------------------------
                                                            March 31, June 30, September 30, December 31,
                                                            --------- -------- ------------- ------------
Total revenues.............................................  $ 3,693   $4,343     $4,006       $ 4,647
Operating loss.............................................   (1,185)    (568)      (939)       (1,361)
Net loss...................................................   (1,282)    (544)      (946)       (1,421)
Net loss per share--basic and diluted......................    (0.10)   (0.04)     (0.07)        (0.10)

(15) Subsequent Events

   On January 31, 2002, we completed a private placement of 571,500 shares of our common stock to an institutional investor (purchasing for three separate funds) at a purchase price of $1.75 per share. Additional shares may be issuable to the investors under certain provisions of the Stock Purchase Agreement between the investors and us. Subject to the occurrence of certain events, beginning July 29, 2002, each investor shall be entitled to a warrant exercisable for a number of shares of our common stock equal to the number of shares of common stock purchased in the January 31 financing. The warrants would be exercisable for four years from issuance at a price of $2.25 per share.

   In January 2002, we instituted a series of actions to rationalize our operations to provide a lower operating cost. We are closing our League City, Texas office and consolidating our manufacturing and engineering facilities. This is expected to result in a reduction in our operating expenses, beginning in the second quarter of 2002.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                   PART III

   Certain information required by Part III is omitted from this Report on Form 10-K in that the Registrant will file a definitive proxy statement within 120 days after the end of its fiscal year pursuant to Regulation 14A with respect to the 2002 Annual Meeting of Stockholders (the "Proxy Statement") and certain information included therein is incorporated herein by reference.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The information required by this item relating to directors and executive officers is incorporated by reference to the information under the caption "Proposal No. 1--Election of Directors" and "Executive Officers", respectively, in the Proxy Statement.

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


(a) 1. Financial Statements

     The following Financial Statements of Applied Imaging Corp. and Report of PricewaterhouseCoopers LLP, have been provided as Item 8, above:

        Report of Independent Accountants........................... 30
        Consolidated Balance Sheets................................. 31
        Consolidated Statements of Operations and Comprehensive Loss 32
        Consolidated Statements of Stockholders' Equity............. 33
        Consolidated Statements of Cash Flows....................... 34
        Notes to Consolidated Financial Statements.................. 35

   2. Financial Statement Schedule

     The financial statement schedule entitled "Valuation and Qualifying Accounts" is included at page 54 of this Form 10-K.

     All other schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or the notes thereto.

   3. Exhibits

     Refer to (c) below.

(b) Reports on Form 8-K

   There were no reports filed on Form 8-K during the year ended December 31, 2001.

(c) Exhibits

 Exhibit No.                                            Description
 -----------                                            -----------

 3.1(1)        Restated Certificate of Incorporation of the Registrant.

 3.2(2)        Bylaws of the Registrant as amended.

 3.3           Certificate of Amendment of the Certificate of Incorporation of the Registrant.

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

10.18(1)       Development Agreement dated February 5, 1996 between EM Industries and Registrant.

10.21(2)       License Agreement dated October 24, 1997 between Cambridge University and the Registrant.

10.23(b)(5)    Stock and Warrant Purchase Agreement dated May 22, 1997 between the registrant and certain investors.

10.24(6)       Form of Stock Purchase Agreement between the Registrant and certain investors used in connection with sales of Common Stock on July 7 and July 15, 1998.

10.25(7)       Asset Purchase, License and Distribution Agreement between the Company and Vysis, Inc.
               dated July 16,1999.

10.26(8)       Form of Stock Purchase Agreement between Applied Imaging Corp. and certain investors dated
               October 27, 1999 and October 29, 1999.

10.27(9)       Form of Stock Purchase Agreement between Applied Imaging Corp. and certain investors, dated
               December 13, 2000.

10.28(10)      Form of Warrant between Applied Imaging Corp. and certain investors, dated December 14,
               2000.

10.34(13)      Lease renewal to the Registrant's headquarters in Santa Clara, CA dated April 10, 2001.

10.35(13)      Loan Modification Agreement dated June 21, 2001 between Registrant, Applied Imaging
               International Limited and Silicon Valley Bank.

10.36(14)      Loan and Security Agreement dated September 28, 2001 between Registrant and Silicon Valley
               Bank.

10.37(14)      Amendment to Loan Documents dated September 28, 2001 between Registrant and Silicon
               Valley Bank.

10.38          Intellectual Property Mortgage and Security Agreement dated September 28, 2001 between
               Registrant and Silicon Valley Bank.

10.39          Employment Letter Agreement dated October 19, 2001 between the Company and Carl Hull.

10.40          Employment Letter Agreement dated October 19, 2001 between the Company and Jack
               Goldstein.

10.41          Form of Employment Letter Agreement dated October 19, 2001 between the Company and its
               Vice Presidents.

  Exhibit No.                           Description
  -----------                           -----------

  10.42       Retention Agreement.

  21.1(1)     List of Subsidiaries of the Registrant.

  23.1        Consent of PricewaterhouseCoopers LLP, Independent Accountants.

  24.2        Power of Attorney (included at page 53 below).

--------
 (1) Filed as an exhibit to the Company's Registration Statement on Form S-1 filed on June 24, 1996, as amended, and incorporated herein by reference.
 (2) Filed as an exhibit to the Company's Form 10-K405 for the year ending December 31, 1997 and incorporated herein by reference.
 (3) Filed as exhibit 3 to the Registrant's Report on Form 8-A12G filed with the Commission on June 5, 1998 and incorporated herein by reference.
 (4) Filed as exhibit 4.1 to the Registrant's Report on Form S-8 filed with the Commission on June 26, 1998 and incorporated herein by reference.
 (5) Filed as exhibit 10.1 to the Registrant's Report on Form 8-K filed with the Commission on June 4, 1997 and incorporated herein by reference.
 (6) Filed as exhibit 10.1 to the Registrant's Report on Form 8-K filed with the Commission on July 28, 1998 and incorporated herein by reference.
 (7) Filed as exhibit 2.1 to the Registrant's Report on Form 8-K filed with the Commission on July 30, 1999 and incorporated herein by reference.
 (8) Filed as exhibit 4.2 to the Registrant's Report on Form S-3 filed with the Commission on January 25, 2001 and incorporated herein by reference.
 (9) Filed as exhibit 4.3 to the Registrant's Report on Form S-3 filed with the Commission on January 25, 2001 and incorporated herein by reference.
(10) Filed as exhibit 4.4 to the Registrant's Report on Form S-3 filed with the Commission on January 25, 2001 and incorporated herein by reference.
(11) Filed as exhibit 10.8(b) to the Registrant's Form 10-K405 for the year ending December 31, 1998 and incorporated herein by reference.
(12) Filed as exhibit 10.9 to the Registrant's Form 10-K405 for the year ending December 31, 1998 and incorporated herein by reference.
(13) Filed as an exhibit to the Registrant's Report on Form 10-Q filed with the Commission on August 8, 2001 and incorporated herein by reference.
(14) Filed as an exhibit to the Registrant's Report on Form 10-Q filed with the Commission on November 13, 2001 and incorporated herein by reference.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          APPLIED IMAGING CORP.


By:           /s/  CARL HULL             By:        /s/  BARRY HOTCHKIES
    ----------------------------------       ----------------------------------
                Carl Hull                             Barry Hotchkies
      President and Chief Executive           Vice President, Chief Financial
                 Officer                                  Officer

Date: March 25, 2001

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

            Signatures                              Title                     Date
            ----------                              -----                     ----

          /s/  CARL HULL             Chief Executive Officer and         March 25, 2001
-------------------------------      Director (Principal Executive
            (Carl Hull)              Officer)

       /s/  BARRY HOTCHKIES          Chief Financial                     March 25, 2001
-------------------------------      Officer (Principal Accounting
         (Barry Hotchkies)           Officer)

    /s/  JOHN F. BLAKEMORE, JR.      Director                            March 25, 2001
-------------------------------
     (John F. Blakemore, Jr.)

        /s/  JACK GOLDSTEIN          Director and Chairman of the        March 25, 2001
-------------------------------      Board
         (Jack Goldstein)

         /s/  ANDRE MARION           Director                            March 25, 2001
-------------------------------
         (Andre F. Marion)

         /s/  G. KIRK RAAB           Director                            March 25, 2001
-------------------------------
          (G. Kirk Raab)

       /s/  PABLO VALENZUELA         Director                            March 25, 2001
-------------------------------
        (Pablo Valenzuela)

                             APPLIED IMAGING CORP.

                 SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
                                (In thousands)

                                 Balance at    Charged   Write-offs Balance at
                                 Beginning  to Costs and   Net of     End of
                                  of Year     Expenses   Recoveries    Year
                                 ---------- ------------ ---------- ----------
 Allowance for doubtful accounts
 Year ended December 31, 2001...    $289        $ --       $ (67)      $222
                                    ====        ====       =====       ====
 Year ended December 31, 2000...    $251        $162       $(124)      $289
                                    ====        ====       =====       ====
 Year ended December 31, 1999...    $162        $ 89       $  --       $251
                                    ====        ====       =====       ====