Form 10-Q
period 2002-03-31
APPLIED IMAGING CORP
filed 2002-05-15
CIK 816066

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the Quarterly Period ended March 31, 2002

OR

☐	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the Transition Period From To .

Commission File Number:  0-21371

APPLIED IMAGING CORP.
(Exact name of registrant as specified in its charter)

Delaware	77-0120490
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2380 Walsh Avenue, Building B,
Santa Clara, California 95051
(Address of principal executive offices including zip code)

(408) 562-0250
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the 90 days.  Yes  ☒  No  ☐

As of May 9, 2002 there were 15,843,281 shares of the Registrant’s Common Stock outstanding.

APPLIED IMAGING CORP.

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

APPLIED IMAGING CORP. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(In thousands)
(Unaudited)

	March 31, 2002	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$3,581	$2,538
Restricted cash	249	245
Short-term investments	—	652
Trade accounts receivable, net	6,326	5,684
Inventories	1,223	1,010
Prepaid expenses/other current assets	431	547

Total current assets	11,810	10,676
Property and equipment, net	949	1,021
Goodwill, net	2,352	2,344
Other assets	56	56

Total assets	$15,167	$14,097

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,044	$1,758
Accrued expenses	1,491	1,404
Current portion of bank debt	1,928	1,687
Current portion of capital lease obligation	6	14
Deferred revenue, current	2,705	2,779

Total current liabilities	8,174	7,642

Deferred revenue, non-current	331	396

Total liabilities	8,505	8,038

Commitments and contingencies (Note 4)

Stockholders’ equity:
Common stock	16	15
Additional paid-in capital	49,141	48,154
Deferred stock compensation	(9)	(7)
Accumulated other comprehensive loss	(367)	(365)
Accumulated deficit	(42,119)	(41,738)

Total stockholders’ equity	6,662	6,059

Total liabilities and stockholders’ equity	$15,167	$14,097

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APPLIED IMAGING CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Loss
( in thousands, except per share data)
(Unaudited)

	Three months ended March 31,
	2002	2001
Revenues	$4,999	$3,930
Cost of revenues	1,846	1,943

Gross profit	3,153	1,987

Operating expenses:
Research and development	822	935
Sales and marketing	1,736	2,026
General and administrative	697	759
Amortization of goodwill	—	78
Restructuring	222	—

Total operating expenses	3,477	3,798

Operating loss	(324)	(1,811)
Other income (expense), net	(57)	49

Net loss	(381)	(1,762)
Other comprehensive income (loss)
Change in unrealized loss on short-term investments	(2)	4

Comprehensive loss	$(383)	$(1,758)

Net loss per share—basic and diluted	$(0.02)	$(0.12)

Weighted average shares outstanding—basic and diluted	15,627	15,150

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APPLIED IMAGING CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three months ended March 31,
	2002	2001
Cash flows from operating activities:
Net loss	$(381)	$(1,762)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	148	239
Provision for doubtful accounts	(10)	50
Amortization related to deferred stock compensation	(8)	5
Loss on sale of fixed assets	58	—
Changes in operating assets and liabilities:
Trade accounts and related party receivable	(632)	1,100
Inventories	(213)	58
Prepaid expenses/other current assets	116	85
Accounts payable	286	(408)
Accrued expenses	87	(670)
Deferred revenue	(139)	229

Net cash used in operating activities:	(688)	(1,074)

Cash flows from investing activities:
Purchase of short-term investments	—	(8,135)
Proceeds from sale and maturities of investments	650	8,005
Goodwill, net	(8)	—
Purchases of equipment	(134)	(177)

Net cash provided by (used in) investing activities:	508	(307)

Cash flows from financing activities:
Net proceeds from issuance of common stock	994	(13)
Restricted cash	(4)	167
Bank and other loan proceeds	3,150	—
Bank and other loan payments	(2,909)	(477)
Capital lease payments, principal portion	(8)	—

Net cash provided by (used in) financing activities:	1,223	(323)

Net increase (decrease) in cash/cash equivalents	1,043	(1,704)

Cash and cash equivalents at beginning of period	2,538	4,447

Cash and cash equivalents at end of period	$3,581	$2,743

Supplemental disclosure of cash flow information:
Cash paid for interest during the period	$22	$66

Cash paid for taxes during the period	$21	$14

Supplemental disclosure of non-cash investing and financing activities:
Deferred stock compensation	$(6)	$(18)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APPLIED IMAGING CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE I—Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of Applied Imaging Corp. and subsidiaries (the “Company”, “we”, “us”, “our”) for the three months ended March 31, 2002 and 2001. These financial statements are unaudited and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of our financial position, operating results and cash flows for those interim periods presented. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of results to be expected for the fiscal year ending December 31, 2002. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, for the year ended December 31, 2001, contained in our 2001 annual report on Form 10-K.

Liquidity:    We expect negative cash flow from operations to continue through at least 2002, as we continue the development of our MDS™ system, conduct clinical trials required for FDA clearance of new products, expand our marketing, sales and customer support capabilities, and add additional administrative infrastructure. In January 2002, we raised approximately $1.0 million with a private placement of 571,500 shares of our common stock at a price of $1.75 per share. In addition, in January 2002, we instituted a series of actions to rationalize our operations to provide a lower operating cost. We are closing our League City, Texas office and consolidating our manufacturing and engineering facilities. This is expected to result in a reduction in our operating expenses, beginning in the second quarter of 2002. As a result of these actions, we currently estimate that our capital resources will enable us to meet our short-term capital needs through at least 2002.

However, expenditures required to achieve our plans may be greater than projected or the cash flow generated from operations may be less than projected. As a result, our long-term capital needs may require us to seek to obtain additional funds through equity or debt financing, collaborative or other arrangements with other companies, bank financing and other sources. We have expended and will continue to expend substantial amounts of money for research and development, preclinical testing, planned clinical investigations, capital expenditures, working capital needs and manufacturing and marketing of our products. Our future research and development efforts, in particular, are expected to include development of additional applications of our current cytogenetic products and additional applications for the MDS™ system, which may require additional funds.

There can be no assurance that we will be able to obtain additional debt or equity financing when needed or on terms acceptable to us. If adequate funds are not available, we could be required to delay development or commercialization of certain products, to license to third parties the rights to commercialize certain products or technologies that we would otherwise seek to commercialize internally, or to reduce the marketing, customer support, or other resources devoted to product development. Accordingly, our failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on our business, results of operations and financial condition.

APPLIED IMAGING CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We had a £750,000 ($1,073,000) gross and £500,000 ($715,000) net unsecured revolving line of credit with an international bank in the United Kingdom that was guaranteed by the U.S. corporation. The line of credit expired on March 31, 2001. The international bank subsequently provided us with a £750,000 ($1,073,000) gross and net zero borrowing facility with various renewals through October 31, 2001. The line of credit expired at that time and we had no loans under that facility at March 31, 2002. We collateralized various credit card, and bank guarantees (used for custom clearance purposes) with cash deposits at the international bank amounting to £174,000 ($249,000) at March 31, 2002.

We executed a new loan agreement with Silicon Valley Bank (SVB) on September 28, 2001. This new facility replaced a three-year term loan and a $500,000 revolving line of credit that had an outstanding balance of $1.2 million on September 28, 2001. The new loan agreement provides the capability to borrow up to $2 million based on the level of certain of our North American accounts receivable and inventories. At March 31, 2002 we had used $1.9 million of the facility with $46,000 available but not used. The interest rate on the new facility was 6.75% at March 31, 2002, computed as the SVB prime rate plus 2 percent. The loan is collateralized by the assets of the U.S. corporation and requires us to maintain a minimum level of tangible net worth amounting to $2,000,000 at March 31, 2002. We were in compliance with the SVB loan covenants through March 31, 2002.

NOTE 2—Inventories

	Balance as of
	March 31, 2002	December 31, 2001
	(in thousands)
Raw materials	$1,188	$898
Work in process	7	49
Finished goods	28	63

Total	$1,223	$1,010

NOTE 3—Loss per share

There were no reconciling items of the numerators and denominators of the basic and diluted EPS computations. Securities excluded from the computation of EPS because their effect on EPS was antidilutive, but could dilute basic EPS in future periods are as follows:

	Balance as of
	March 31, 2002	December 31, 2001
Options	3,003,802	2,393,799
Warrants	650,790	650,790

Total	3,654,592	3,044,589

NOTE 4—Commitments and Contingencies

We have various noncancelable operating leases for equipment, vehicles, and facilities expiring through 2006. The facility leases generally contain renewal options for periods ranging from two to five years and require us to pay all executory costs such as maintenance, property taxes, and insurance.

APPLIED IMAGING CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We have future minimum lease payments under non-cancelable operating leases amounting to: $882,000 in 2002, $796,000 in 2003, $501,000 in 2004, $84,000 in 2005 and $70,000 in 2006, totaling $2,333,000.

We are subject to claims and assessments from time to time in the ordinary course of business. We do not believe that any such matters, individually or in the aggregate, will have a material adverse effect on our financial condition, results of operations or cash flows.

NOTE 5—Goodwill

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets,” which establishes financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, “Intangible Assets”. The Company has adopted SFAS No. 142 beginning with the first quarter of fiscal 2002. SFAS 142 requires that goodwill and intangible assets that have indefinite useful lives will not be amortized but rather they will be tested at least annually for impairment. Intangible assets that have finite useful lives will continue to be amortized over their useful lives. The goodwill test for impairment consists of a two-step process that begins with an estimation of the fair value of a reporting unit. The first step is a screen for potential impairment and the second step measures the amount of impairment, if any. SFAS 142 requires an entity to complete the first step of the transitional goodwill impairment test within six months of adopting the Statement. Effective January 1, 2002, the Company adopted SFAS 142 and has determined that no impairment of the recorded goodwill exists.

The following table reconciles the Company’s fiscal 2002 and 2001 first quarter net loss, loss per share—basic and diluted adjusted to exclude goodwill amortization pursuant to SFAS No. 142 to amounts previously reported:

	Three months ended March 31,
	2002	2001
	(in thousands, except per share data)
Reported net loss	$(381)	$(1,762)
Add back: goodwill amortization	—	78

Adjusted net loss	$(381)	$(1,684)

Earnings per share—basic and diluted:
Reported net loss	$(0.02)	$(0.12)
Adjusted net loss	$(0.02)	$(0.11)
Weighted average shares outstanding—basic and diluted	15,627	15,150

APPLIED IMAGING CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 6—Restructuring

In January 2002, we instituted a series of actions to rationalize our operations to provide a lower operating cost. We are closing our League City, Texas office and consolidating our manufacturing and engineering facilities. We recorded a restructuring charge of $222,000 in the first quarter of 2002 that was reflected in the Condensed Consolidated Statement of Operations and Comprehensive Loss as a separate line item under operating expenses. This charge is related to the costs of terminating 12 employees (five in engineering, three in manufacturing, two in administration and two in sales and support) and closing the League City, Texas office. The following table summarizes the costs that were charged and whether they were cash or non-cash charges ( in thousands):

Description	March 31, 2000	Note
Employee separation costs	$132	All cash charges
League City office closure costs	$90	$40 of cash charges and $50 of non-cash charges

Total costs	$222

Reserve balance at March 31, 2002	$63	Expected to be paid in 2002

The restructuring program is expected to result in a reduction in our operating expenses beginning in the second quarter of 2002.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the attached condensed consolidated financial statements and notes thereto, and with our audited financial statements and notes thereto for the fiscal year ended December 31, 2001.

This quarterly report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements relating to operating performance, the adequacy of our current capital resources and the timing of future capital requirements. Our actual results could differ materially from those predicted in the forward-looking statements as a result of risks and uncertainties including, but not limited to, those discussed in this quarterly report and those discussed under “Item 1—Business, Additional Factors That Might Affect Future Results,” and under “Item 7—Management’s Discussion And Analysis Of Financial Condition And Results Of Operations; Factors that May Affect Future Results,” commencing on pages 9 and 25, respectively, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2001. These risks and uncertainties include, but are not limited to, competition, continued adverse changes in general economic conditions in the United States and internationally, adverse changes in the specific markets for our products, adverse changes in customer order patterns, pricing pressures, risks associated with foreign operations, delay or failure to launch new products and failure to reduce costs or improve operating efficiencies. You should not rely on these forward-looking statements, which reflect our position as of the date of this report. We are under no obligation to revise or update any forward-looking statements.

Results of Operations

Revenues.    Our revenues are derived primarily from the sale of products, instrument service contracts and grant revenues. Revenues for the three months ended March 31, 2002 were $5.0 million, compared to $3.9 million for the corresponding period in 2001. This 27% increase in revenues in the quarter was due primarily to increased sales volume of our MDS™ systems, which were $0.7 million in the quarter compared to $0.1 million in the first quarter of 2001. Revenues increased by 63% in North America and decreased by 9% in overseas markets.

Cost of revenues.    Cost of revenues includes direct material and labor costs, manufacturing overhead, installation costs, warranty-related expenses and post-warranty service and application support expenses. Costs of revenues, as a percentage of total revenues, for the three months ended March 31, 2002 were 37% compared to 49% for the corresponding prior year period. The decrease is primarily due to favorable product mix.

Research and development expenses.    Research and development expenses for the three months ended March 31, 2002 were $ 822,000 compared to $935,000 for the comparative prior year period. The decrease over the prior year period is primarily due to the consolidation of our software support operations in January 2002 resulting in the elimination of five personnel positions.

Sales and marketing expenses.    Sales and marketing expenses for the three months ended March 31, 2002 were $1.7 million compared to $2.0 million in the first quarter of 2001. The decrease is primarily related to reduced international sales expenses ($200,000) and reduced travel expenses in the U.S. ($90,000).

Included in the sales and marketing expenses for the first quarter of 2002 was $108,000 for the termination of an under-performing sales distributor in Europe.

General and administrative expenses.    General and administrative expenses for the first quarter were $697,000, compared to $759,000, a decrease of $62,000 (8%) from the first quarter of 2001 due primarily to expenses incurred in the first quarter of 2001 for our investor relations program.

Amortization of goodwill.    Amortization of goodwill amounted to $78,000 for the first quarter of 2001 with no such expense in the first quarter of 2002. This represents the amortization of goodwill resulting from the acquisition of the cytogenetic imaging business of Vysis, Inc. in July 1999 and the purchase of the United States-based PowerGene® business of Perceptive Scientific Instruments, LLC in July 2000.

Restructuring costs.    In January 2002, we instituted a series of actions to rationalize our operations to provide a lower operating cost while increasing efficiencies. We are closing our League City, Texas office and consolidating our manufacturing and engineering facilities. We recorded a restructuring charge of $222,000 in the first quarter of 2002 that is due to the costs of terminating 12 employees ($132,000) and closing the League City, Texas office ($90,000). These actions are expected to result in a reduction in our operating expenses of approximately $0.4–$0.5 million per quarter, beginning in the second quarter of 2002. There were no restructuring costs in the first quarter of 2001.

Other income (expense), net.    There was $57,000 of other expense in the first quarter of 2002 primarily comprised of $36,000 of foreign currency losses incurred in the translation of various balance sheet items from foreign currencies into the U.S. dollar and $21,000 of tax expense. The $49,000 of other income in the first quarter of 2001 was primarily due to foreign currency gains incurred in the translation of various balance sheet items from foreign currencies into the U.S. dollar.

Liquidity and Capital Resources

At March 31, 2002, we had cash, restricted cash, cash equivalents and securities available for sale of $3.8 million and working capital of $3.6 million compared to $3.4 million and $3.0 million respectively at December 31, 2001. Restricted cash, which collateralizes various credit card and bank guarantees in the United Kingdom, amounted to $0.2 million at March 31, 2002 and at December 31, 2001.

Cash used in operations for the quarter ended March 31, 2002 was $0.7 million compared to $1.1 million for the 2001 first quarter. The $0.4 million decrease in cash used in operations was primarily due to the reduced net loss amounting to $1.4 million (a decrease from a net loss of $1.8 million in the first quarter of 2001 to a net loss of $0.4 million in the first quarter of 2002), offset by increased requirements for accounts receivables of $1.7 million (an increase of $0.6 million in 2002 reflecting higher sales versus a decrease of $1.1 million in 2001) and for inventories of $0.3 million (an increase of $0.2 million in 2002 reflecting a build-up in components for new products versus a decrease of $0.1 million in 2001.) These increases were partially offset by reduction in the need for funds for accounts payable and accrued expenses of $0.7 million and $0.8 million, respectively.

Cash provided by investing activities was $0.5 million in the first quarter of 2002 compared to cash used in investing activities of $0.3 million in the first quarter of 2001. This change was primarily due to a decrease in our short-term investments of $0.7 million in 2002 versus an increase in our short-term investments of $0.1 million in 2001. We invested $0.1 million in the first quarter of 2002 for purchases of capital equipment compared to $0.2 million in the first quarter of 2001.

Cash provided by financing activities was $1.2 million in the first quarter of 2002 compared to cash used in financing activities of $0.3 million in the first quarter of 2001. We received $1.0 million from the issuance of common stock in a private placement in the first quarter of 2002 and $0.2 million from bank loans. In the first quarter of 2001, we repaid $0.5 million of bank loans offset by a $0.2 million decrease in restricted cash.

On January 31, 2002, we completed a private placement of 571,500 shares of our common stock to an institutional investor (purchasing for three separate funds) at a purchase price of $1.75 per share. Additional shares may be issuable to the investors under provisions contained in the Stock Purchase Agreement between the investors and us, which we filed with the Securities & Exchange Commission on Form S-3 on March 27, 2002. Beginning on July 29, 2002, subject to the occurrence of triggering events contained in the Stock Purchase Agreement, each investor shall be entitled to a warrant exercisable for a number of shares of our common stock equal to the number of shares of common stock purchased in the January 31, 2002 financing. The warrants would be exercisable for four years from issuance at a price of $2.25 per share.

We had a £750,000 ($1,073,000) gross and £500,000 ($715,000) net unsecured revolving line of credit with an international bank in the United Kingdom that was guaranteed by the U.S. Corporation. The line of credit expired on March 31, 2001. The international bank subsequently provided us with a £750,000 ($1,073,000) gross and net zero borrowing facility with various renewals through October 31, 2001. The line of credit expired at that time and we had no loans under that facility at March 31, 2002. We collateralized various credit card, and bank guarantees (used for custom clearance purposes) with cash deposits at the international bank amounting to £174,000 ($249,000) at March 31, 2002.

We executed a new loan agreement with Silicon Valley Bank (SVB) on September 28, 2001. This new facility replaced a three-year term loan and a $500,000 revolving line of credit that had an outstanding balance of $1.2 million on September 28, 2001. The new loan agreement provides the capability to borrow up to $2 million, with the amount of the loan depending on the level of our North American accounts receivable and inventories. At March 31, 2002 we had used $1.9 million of the facility with $46,000 available but not used. The interest rate on the new facility was 6.75% at March 31, 2002, computed as the SVB prime rate plus 2 percent. The loan is collateralized by the assets of the U.S. corporation and requires us to maintain a minimum level of tangible net worth amounting to $2,000,000 at March 31, 2002. We were in compliance with the SVB loan covenants through March 31, 2002.

We expect negative cash flow from operations to continue through at least 2002, as we continue the research and development of our MDS™ System, expand our marketing, sales and customer support capabilities and add administrative infrastructure. We currently estimate that our existing capital resources will enable us to meet our short-term capital needs through at least 2002. There can be no assurance, however, that we will not be required to seek capital at an earlier date. Our long-term capital needs may require us to seek to obtain additional funds through equity or debt financing, collaborative or other arrangements with other companies, bank financing and other sources. If we raise funds by issuing equity securities, there will be dilution of existing shareholder’s holdings in our common stock. There can be no assurance that additional financing will be available when needed or on terms acceptable to us. If adequate funds are not available, we could be required to delay development or commercialization of certain products, to license to third parties the rights to commercialize certain products or technologies that we would otherwise seek to commercialize ourselves, or to reduce the marketing, customer support, or other resources devoted to product development. Accordingly, our failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on our business, results of operations, and financial condition. The timing and amount of spending of such capital resources cannot be accurately determined at this time and will depend on several factors, including but not limited to, the progress of our research and development efforts and clinical investigations, the timing of regulatory approvals or clearances, competing technological and market developments, commercialization of products currently under development and market acceptance and demand for our products. In addition, as opportunities arise, capital may also be used to acquire businesses, technologies or products.

Item 3.    Quantitative and Qualitative Disclosures about Market RiskDerivatives and Financial Instruments.

For the three months ended March 31, 2002, there were no material changes from the disclosures made in our Form 10-K for the year ended December 31, 2001.

PART II—OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K.

Reports on Form 8-K.—During the quarter ended March 31, 2002, we filed the following Current Reports on Form 8-K:

(1)  Current Report on Form 8-K dated February 13, 2002 to disclose the private placement of 571,500 shares of common stock to an institutional investor (purchasing for three separate funds) at a purchase price of $1.75 per share.

(2)  Current Report on Form 8-K dated February 19, 2002 to disclose that we were in compliance with the Nasdaq Marketplace Rules for continued listing of our common stock on the Nasdaq National Market.

APPLIED IMAGING CORP.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

APPLIED IMAGING CORP. (Registrant)

Date: May 15, 2002	By:	/s/ CARL HULL
Carl Hull President and Chief Executive Officer

By:	/s/ BARRY HOTCHKIES
Barry Hotchkies Vice President, Chief Financial Officer