Form 10-K/A
period 2001-12-31
APPLIED IMAGING CORP
filed 2002-07-25
CIK 816066

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDMENT NO. 1
TO
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-21371

APPLIED IMAGING CORP.
(Exact name of registrant as specified in its charter)

Delaware	77-0120490
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer (Identification No.)

2380 Walsh Avenue, Building B,
Santa Clara, California	95051
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (408) 562-0250

Securities registered pursuant to Section 12 (b) of the Act:

None

Securities registered pursuant to Section 12 (g) of the Act:

Common Stock, $0.001 par value
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the 90 days. Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

        The aggregate market value of voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on July 18, 2002, as reported on the Nasdaq National Market, was approximately $23,134,843. The number of shares of Common Stock outstanding as of July 15, 2002: 15,885,281.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates information by reference from the Registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year.

This report, including all exhibits and attachments, contains 68 pages. The exhibit index is on pages 48 & 49.

EXPLANATORY NOTE

Applied Imaging Corp. amends and restates in its entirety its Form 10-K filed on March 25, 2002 for its fiscal year ended December 31, 2001 as set forth in this Form 10-K/A.

PART I

Item 1.    Business

This Report on Form 10-K contains certain forward-looking statements regarding future events with respect to Applied Imaging Corp. Actual events or results may differ materially from the results discussed in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those factors discussed in this Form 10-K, in particular, in the section entitled “Additional Factors That Might Affect Future Results” and in the documents incorporated herein by reference.

The Company

Applied Imaging Corp (“Applied Imaging”, the “Company”, “we” or “our”) was incorporated in California in July 1986, and reincorporated in Delaware in October 1996. In November 1996, we completed an initial public offering of common stock that is listed on the Nasdaq National Market under the symbol AICX. We are headquartered in Santa Clara, California, and have facilities in League City, Texas and the United Kingdom. We are the world’s leading provider of automated instrument systems for cytogenetics, the analysis of chromosomes in cells. Our products are sold worldwide through a direct sales force, third-party distributors and independent sales representatives. We employ 92 people worldwide.

The Company was founded to develop, manufacture, and market automated genetic imaging systems for use in cytogenetic laboratories for cancer testing, prenatal testing and other genetic testing applications. We sell our products to government and private clinical laboratories, research institutions, universities, and pharmaceutical companies located in the U.S., Canada, Europe, Japan and other countries. We also market imaging systems designed for use in plant and animal genetic research programs. In addition, in 2000, we introduced and received clearance from the U.S. Food and Drug Administration (“FDA”) for a clinical system to detect micrometastatic cancer cells in bone marrow from cancer patients. Micrometastic cancer cells are generally undetectable using routine cancer screening tests due to their rarity (low frequency of occurence). This system and its research capabilities assists physicians in determining the initial staging of cancer cases, in detecting disease recurrence and in genetically characterizing cancer cells.

We have an installed base of over 2,500 instruments in over 1,000 laboratories and clinics in more than 60 countries. Our CytoVision®, PowerGene® and QUIPS® systems are widely utilized because of their ability to analyze human chromosome preparations using powerful software classification algorithms and a specialized user interface. These systems also incorporate the capability to analyze and record images produced by advanced genetic research assays that employ fluorescent in situ hybridization (“FISH”), a technique to detect chromosomal changes in cells using fluorescent-tagged DNA segments, or comparative genomic hybridization (“CGH”) techniques to measure the amount of a given genetic sequence in a cell.

Our MDS™ system combines the ability to find targeted cancer cells using brightfield microscopy techniques, in which microscopes use white light to illuminate tissues and cells, with our decade-long experience in fluorescence microscopy imaging and analysis, in which narrow wavelengths of light are used to detect fluorescent tags that have been inserted into the cells or tissue sections being examined under a microscope. Taken together, these technologies allow us to analyze the proteins on or within a cell while simultaneously assessing which genes within that cell have been activated or expressed. Both protein and gene expression data are emerging as required parameters when assessing the precise nature of a given tumor or cancer cell. Gene and protein expression data are increasingly being used to select the most effective cancer therapies for individual patients.

We pursued a prenatal genetic screening development program from1996 through 1999 focused on the isolation of specific fetal cells from a blood sample taken from the expectant mother. While substantial research progress was made towards the development of a reliable method for non-invasive prenatal diagnosis, we concluded that our methods did not constitute a commercially viable system for this purpose. Accordingly, we shifted our research efforts and resources in 1999 to our cancer imaging programs, with a focus on the detection of rare micrometastatic cancer cells in a variety of sample types. This change in research resources resulted in a restructuring charge in 1999, but had no impact on our revenues for that period since the fetal cell research program did not generate any revenues. However, we believe that certain of the cell enrichment and image analysis products we developed for fetal cell analysis may be directly applicable to these cancer testing applications, such as the use of our imaging platform to detect circulating cancer cells in peripheral blood.

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

In the U.S., approximately 600,000 cytogenetic test procedures are performed annually. Cytogenetic testing includes prenatal screening for genetic disorders using amniotic fluid or chorionic villus sampling. The most rapidly growing segment of the cytogenetic testing market includes those tests for the diagnosis and prognosis of cancerous conditions using bone marrow, blood and tissue samples.

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

Our current products sold into this market are:

CV ChromoScan™ System

The CytoVision® ChromoScan™ is our most comprehensive system for automated chromosome analysis. The ChromoScan™ integrates many of the key features of our earlier products into one system capable of automated microscope slide scanning, advanced chromosome analysis and fluorescent image processing. The ChromoScan™ allows laboratories to automatically scan slides to locate specific cells for chromosome analysis or other genetic studies utilizing fluorescent DNA probes, thereby eliminating one of the most tedious and time-consuming aspects of cytogenetic analysis: that of manual slide scanning. The system accomplishes this in the background while simultaneously allowing the technologist to process and analyze images previously identified. We believe that no other commercially available system for cytogenetic analysis incorporates this same range of features in one integrated and automated package.

CytoVision® System

The CytoVision® system is a comprehensive chromosome analysis system that integrates standard karyotyping capability, the capability of presenting a standard image of chromosomes, with advanced FISH imaging technologies, including color chromosome analysis techniques. The system’s computerized image capture and analysis capabilities incorporate pattern recognition and automated chromosome classification algorithms. The system provides automated karyotyping capabilities, a variety of user-defined image enhancement features, and report annotation capabilities and full screen display options. The DNA imaging capability of the CytoVision® detects and analyzes signals from DNA probes that have been applied to cell nuclei. CytoVision® systems enhance images of often-faint fluorescent DNA probes and provide the operator with a range of optimized analytical tools. The systems may also be upgraded to detect genetic amplifications and deletions in tumor cells utilizing a research technique known as CGH.

All of the product modules in the CytoVision® family are compatible with one another and can be easily integrated into a comprehensive network based system with common data management protocols.

PowerGene® Systems

Our PowerGene® products are the integrated chromosome analysis systems most often used by the largest commercial clinical laboratories worldwide. With a powerful intuitive user interface that facilitates the training of cytogenetic technologists in a variety of settings, PowerGene® systems take full advantage of the ease of use features associated with Apple® Macintosh platforms. We acquired the PowerGene® product line in July 2000 from International Remote Imaging Systems, Inc.

QUIPS® System

Our QUIPS® systems offer advanced FISH imaging tools to researchers worldwide. These systems were among the first to incorporate high sensitivity digital imaging capabilities along with the ability to analyze new DNA probe techniques such as M-FISH and pre-implantation cytogenetics. Based on the Apple® Macintosh platform, QUIPS® systems allow researchers who have developed techniques on Apple systems to continue their research with the most current hardware and software solutions for the Macintosh. We acquired the QUIPS® product line as one part of a 1999 strategic alliance with Vysis, Inc., the leading provider of DNA probe reagents for cancer and prenatal testing.

Cancer Pathology: Testing

There are an increasing number of therapeutic products either being marketed or under development by the pharmaceutical industry that target specific abnormalities in genes or proteins found in cancer patients. Generally, these therapeutics require sophisticated diagnostic tests to determine which patients have a specific abnormality and would therefore be candidates for the therapy under consideration. This advance selection of patients is often required by the FDA before approval of a highly-specific therapy. The necessary diagnostic tests are typically conducted on a tissue sample of the tumor and can utilize various staining techniques to detect a protein or gene expression of interest. These tests may require brightfield microscopy in order to interpret the protein expression or fluorescent microscopy to interpret DNA probe results. Interpretation and analysis of the tests can be conducted either manually through a microscope or with an instrument such as our MDS™ system that automates the imaging and interpretation of tissue-based pathology assays. We believe that the MDS™ system is currently the only clinical imaging system capable of analyzing both protein and gene expression levels using both brightfield and fluorescence illumination on a single platform. The MDS™ system provides the pathologist with the capability to automatically detect cells of interest in a tissue specimen and to precisely qualify the results of a wide range of tests.

We offer several applications on the MDS™ platform to assist pathologists in their review of key breast cancer tests. These include breast cancer tests that examine the following biological factors:

—	HER-2/neu immunohistochemistry (IHC)

—	Ki-67—cell proliferation marker

—	estrogen receptor (ER)—tumor hormone receptor marker

—	progesterone receptor (PR)—tumor hormone receptor marker

—	p53—tumor suppressor oncogene

—	AE1/AE3—pan-cytokeratin antibody

—	nuclear IHC markers

—	cytoplasmic IHC markers.

The MDS™ system offers a broad range of multiparametric analyses to aid pathologists in the interpretation of complex test results.

In 2001, we introduced our PathVysion™ Digital Scoring Application that provides the first automated imaging capability to assist in detecting amplification of the HER-2/neu gene in tissue. This application utilizes the MDS™ system to automate the analysis of a complex fluorescent assay that is an important factor in the selection of certain breast cancer patients to receive Genentech’s Herceptin®, a drug for treating certain types of breast cancer. The PathVysion™ Digital Scoring Application analyzes results of the PathVysion HER-2 DNA Probe Kit developed by Vysis, Inc. to detect amplification of the HER-2/neu gene in breast cancer tissue using FISH techniques. (PathVysion is a trademark of Vysis, Inc. used under license by Applied Imaging. Herceptin is a registered trademark of Genentech, Inc.)

The IHC applications and the PathVysion™ application are released to clinical and research sites for research use, pending application to the Food and Drug Administration for full clearance of the applications for routine clinical use.

Cancer Pathology:  Rare Cell/Micrometastasis Detection

Micrometastasis is the spread of cancer away from the primary tumor that is not detectable with routine testing methods. Typically, these metastases are too limited in size to be observed using routine examination techniques. The majority of micrometastases are attributable to a subset of cancer known as carcinomas, a malignant growth that arises from epithelial cells found in the skin or the lining of body organs. Carcinomas tend to infiltrate into adjacent tissue and then spread (metastasize) to distant organs such as bone, liver, lung or the brain. The initial application for micrometastases testing is found among patients at the time of initial diagnosis for breast, prostate, colorectal and gastric carcinomas. When micrometastatic cells are identified in distant locations, the staging of the patient’s disease will typically change to reflect the presence of distant metastases, an indication of much more advanced disease. This testing is expected to be performed in addition to normal staging parameters and will aid in the most appropriate diagnosis and treatment of these patients.

This market is large and developing with over 1.2 million new carcinoma cases diagnosed each year and approximately 6.2 million patients being monitored for the recurrence of cancer on an annual basis. Early detection and treatment of micrometastatic disease would result in improved patient outcomes and significant cost savings to the health care system.

The potential market for monitoring cancer patients for early disease recurrence encompasses the 2,500 primary cancer centers in the U.S., Europe and Japan and is estimated at $300 million annually. In addition, we have initiated pre-clinical trials of blood-based micrometastasis assays that may expand the potential market opportunity for the MDS™ and related testing reagents to $500 million annually.

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

Our current products marketed to the cancer pathology market are:

MDS™ System

The MDS™ consists of a custom scanning microscopy system that has been optimized for the analysis of bone marrow, lymph node and stem cell preparations to detect rare cancer cells that have been stained by a variety of laboratory techniques. The MDS™ scans microscope slides to automatically detect the presence of rare cancer cells in the sample. Additionally, the MDS™ can genetically characterize these cells for specific gene sequences to determine if a metastasizing cell comes from the patient’s primary tumor or if it is a biologically “aggressive” cell. It is capable of identifying cancer cells in concentrations as low as one cancer cell per one million normal cells.

Designed with fully integrated fluorescent detection capabilities, the MDS™ allows researchers to apply an extraordinarily wide range of DNA probes to individual cells in order to characterize them at a molecular level. The system’s ability to automatically scan and characterize cancer cells is more accurate, consistent and efficient than manual screening. The ability to detect and characterize micrometastatic cancer cells provides the oncologist with important additional information for the selection of the most appropriate treatment for the patient. The detection of micrometastasis may lead to more aggressive treatment and follow-up than would otherwise be indicated.

In 1999 and 2000, we conducted clinical evaluations that demonstrated significant improvements in the ability of pathologists to detect tumor cells when aided by the MDS™. Performance has been consistent and reproducible across multiple instruments and sites. In August 2000, we received 510(k) clearance from the FDA to market the MDS™ for in vitro diagnostic use as an aid to pathologists in the detection and classification of specific rare cancer cells based on size, shape intensity of staining patterns and other factors.

Cancer Detection Reagents

We have obtained an exclusive option from StemCell Technologies, Inc. for a technology that may allow for the detection of circulating tumor cells in peripheral blood samples. We initiated pre-clinical trials of this technology, in conjunction with our MDS™ system, during 2001 and these trials will continue into 2002. If the results of these pre-clinical trials are positive, we plan to develop a consumable reagent kit that will be used to isolate circulating tumor cells. We are also developing our own proprietary antibody test that has been optimized for use with the MDS™ system alone, or in conjunction with a circulating tumor cell kit, to detect cancer cells from a wide range of tumor types. We expect to launch this product in 2003-2004. We are also evaluating strategic and product distribution relationships with companies offering specialized clinical and research reagents targeted at the cancer research market that we are pursuing for MDS™ placements.

Plant and Animal Genetics

A highly active area of basic research and commercial product development is the advanced analysis of plant and animal genomes. Researchers apply chromosome analysis techniques to plants and animals that have wide variations in the makeup of their chromosome complements. The analysis of chromosomes from animal and plant species has proven valuable in the development and testing of genetic improvements to crops, in cancer studies using animal models and in different veterinary applications. This market is currently growing and is served by our proprietary Genus™ system. Genus™ was adapted from technology pioneered on our CytoVision® systems. Genus™ incorporates flexible modules that allow researchers to customize the system, for studies of specific plant or animal species. Certain of these analytical capabilities have also been made available to Macintosh users of our PowerGene® systems.

Sales, Marketing and Distribution

We currently sell our image analysis products to government and private clinical laboratories, hospital laboratories, research institutions, universities and pharmaceutical companies. In North America, we sell our products directly to end-users. As of March 1, 2002, the North American sales team is comprised of 20 sales and application support specialists. Outside of North America, we sell our products either directly, through independent distributors, or through local agents who are remunerated on a commission basis. We manage our international sales and distribution activities from Applied Imaging International Ltd., a wholly owned subsidiary located in the United Kingdom. As of March 1, 2002, the international sales team is comprised of 16 sales and application support professionals, based in the United Kingdom, France, Germany and Australia. Our primary distributors are located in France, China, Italy, Japan, South Korea and Spain. Our primary distributor in Spain, Tecnicas Medicas, is also an investor in our company.

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

Under current law, if we manufacture finished devices in the U.S., we will be required to comply with the FDA’s Quality System Regulation and the State of California’s current Good Manufacturing Practice (“GMP”) regulations. In addition, the FDA and/or the California authorities may inspect our manufacturing facilities on a regular basis to determine such compliance. Our facilities in Newcastle, England and Santa Clara, California have successfully completed third-party audits (in 2000 at Newcastle and in 2001 at Santa Clara) that resulted in certification under ISO 9001 guidelines for design, manufacture, installation and support of cancer and genetic testing equipment and under ISO 13485 for medical device companies.

Research and Development

Our research and development efforts include various research, product development, clinical evaluation and testing, quality assurance, regulatory and process development activities. The current focus of our research and development efforts is the continued enhancement of the MDS™ system, including new applications and the development of a second generation MDS™ system with automated slide load capability for use in higher-volume clinical settings, which we plan to launch in the third quarter of 2002. In addition, we are collaborating with outside investigators and other companies to develop new cancer testing applications for the micrometastasis platform. Our future research and development efforts are expected to include development of additional applications of our current cytogenetic products, additional applications for the MDS™ system and novel, high-throughput scanning platforms for tissue analysis.

In August 2001, we entered into a strategic alliance with DAKO Corporation, a fully integrated, global provider of cancer diagnostic and research products for pathology and oncology, for the development and marketing of image analysis applications for IHC and genetic probe assays. We expect the first joint applications to be ready for market by the end of the fourth quarter of 2002. These applications are designed to utilize the MDS™ system to read and interpret the results of a specific menu of assays available from DAKO, including HercepTest™ and ImmunoCyt™. The DAKO HercepTest assay has been approved by the FDA for use as an aid in the assessment of patients who are being considered for Herceptin® therapy. The ImmunoCyt assay has been FDA cleared for use as an aid in the early detection of recurrent bladder cancer. ImmunoCyt is licensed by DAKO Corporation from DiagnoCure Inc. of Quebec City, Canada. Following development activities and our obtaining FDA approval, we will make these MDS™ imaging applications available for routine clinical use.

Patents and Proprietary Rights

We have pursued patent protection and to date have been granted twelve U.S. patents. Our patent portfolio also includes multiple patents and pending applications that protect our technology in other countries.

In addition to patents, we rely upon trade secrets, know-how and contractual arrangements to protect certain of our proprietary information and products. We also generally enter into confidentiality agreements with our employees and consultants designed to both protect our confidential information and prevent the disclosure of confidential information of prior employers and others.

We also rely upon trademarks to protect certain of our products, and hold U.S. trademark registrations for the marks “QUIPS”, “CYTOSCAN”, “PowerGene” and “RxFISH.” We hold registrations for these marks and the mark “CYTOVISION” in certain foreign jurisdictions. We also have certain other trademark rights in the U.S. and other foreign countries.

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

The market for the MDS™ system in cancer pathology is new and under development. Our primary competitors in this market are ChromaVision Medical Systems, Inc. and Metasystems.

Government Regulation

The testing, manufacturing, labeling, distribution, sales, and marketing of our products are subject to government regulation in the U.S. and in other countries. We believe that our future success will be significantly dependent upon commercial sales of our MDS™ system. We currently market this system for research purposes globally. We have 510(k) clearance for our MDS™ system in the U.S. and plan to seek clearance to market the system for other specific clinical applications in the U.S. In the U.S., our products are also subject to regulation in the State of California whose requirements in this area include registration with the state and compliance with state GMP regulations.

Before a new medical device can be introduced into the market, the manufacturer must obtain FDA clearance of a 510(k) or Premarket Approval (“PMA”), unless the device is exempt from the requirement of such clearance or approval. A 510(k) clearance will be granted if the submitted information establishes that the device is substantially equivalent to a legally marketed Class I or II medical device or to a legally marketed Class III device that does not itself require an approved PMA prior to marketing (“predicate device”). A 510(k) must contain information to support a claim of substantial equivalence, which may include laboratory test results or the results of clinical studies of the device in humans. The FDA is required to review 510(k) submissions within 90 days, but it generally takes from five to twelve months from the date of submission to obtain 510(k) clearance from the FDA; it may take longer and 510(k) clearance may never be obtained. The FDA may determine that a device is not “substantially equivalent” to a predicate device, or that additional information is needed before a substantial equivalence determination can be made.

In addition to domestic regulation of medical devices, our current products and the products we have under development are subject to corresponding regulations governing safety processes, manufacturing processes and quality in foreign jurisdictions in which we operate or such products are sold. Upon the adoption of the In Vitro Diagnostic Medial Device Directive of October 27, 1998, the European Community and its member countries currently are imposing more substantial regulation on in vitro diagnostic devices and equipment-like medical devices, and such regulation may affect the Company’s current products and products under development.

Marketed devices are subject to pervasive and continuing regulatory oversight by the FDA and other agencies, including record-keeping requirements and reporting of adverse experiences with the use of the device. Device manufacturers are required to register their establishments and list their devices with the FDA and certain state agencies. The Federal Food, Drug and Cosmetic Act and certain state laws require that medical devices be manufactured in accordance with the Quality System Regulations (“QSregs”). Manufacturing facilities are subject to periodic inspection by the FDA and certain state agencies on a periodic basis to monitor compliance with GMP, QSregs and other requirements.

We are also subject to other federal, state, local and foreign laws, regulations and recommendations relating to safe working conditions and good laboratory practices. The extent of government regulation that might result from any future legislation or administrative action cannot be accurately predicted.

Employees

As of March 1, 2002, we employed a total of 92 people, including 25 in research and development, 8 in manufacturing, 47 in sales, marketing and customer service and 12 in finance and administration. As of March 1, 2002, 55 of our employees were based in the U.S., 32 in the United Kingdom, 2 in France, 1 in Germany, 1 in Australia and 1 in Israel. We are not subject to any collective bargaining agreements and we believe that our relationship with our employees is good.

Additional Factors That Might Affect Future Results

The following represent some of the factors that create risk and uncertainty for our business and us. If any of the following factors actually occur, our business, financial condition or results of operations could be materially adversely affected.

We have a history of operating losses and may never achieve profitability.

We have not been profitable since our inception in 1986. We incurred net losses of $3.5 million and $4.2 million in 2001 and 2000, respectively. As of December 31, 2001, we had an accumulated deficit of $41.7 million. We will continue to incur significant costs as we continue our efforts to market our MDS™ system. If we do achieve profitability in any period, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

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

We have experienced significant fluctuations in our quarterly operating results, and we expect to continue to experience fluctuations in the future. Our customers, who are primarily public and private clinical laboratories, research organizations and hospitals, generally operate on annual budgets. Their budgeting cycles and spending practices affect our revenues. Factors that may have an influence on our operating results in any particular quarter include:

•	demand for our products,

•	seasonality of our sales,

•	new product introductions by us or our competitors, and the costs and time required for a transition to the new products,

•	timing of orders and shipments for capital equipment sales,

•	our mix of sales between our distributors and our direct sales force,

•	competition, including pricing pressures,

•	timing and amount of research and development expenses, including clinical trial-related expenditures.

•	foreign currency fluctuations, and

•	delays between our incurrence of expenses to develop new products, including expenses related to marketing and service capabilities, and the timing of sales and payments received for the new products.

It is possible in the future that our operating results will be below the expectations of public market analysts and investors. If our operating results fall below market expectations, the price of our common stock could drop significantly.

We have substantial funding requirements. Additional funding may not be available to us or may not be available on acceptable terms.

We have expended and will continue to expend substantial amounts of money for research and development, preclinical testing, planned clinical investigations, capital expenditures, working capital needs and manufacturing and marketing of our products. Our future research and development efforts, in particular, are expected to include development of additional applications of our current cytogenetic products and additional applications for the MDS™ system, which will likely require additional funds.

We expect negative cash flow from operations to continue through at least 2002. In January 2002, we raised $1.0 million in a private placement by selling 571,500 shares of our common stock, which equaled 3.6% of our total outstanding capital stock as of March 11, 2002.

The exact timing and amount of spending required cannot be accurately determined and will depend on several factors, including:

•	progress of our research and development efforts and planned clinical investigations,

•	competing technological and market developments,

•	commercialization of products currently under development by us and our competitors, and

•	market acceptance and demand for our products.

To the extent necessary, we may seek to obtain additional funds through equity or debt financing, collaborative or other arrangements with other companies, bank financing and other sources. If we raise funds by issuing equity securities, you will experience dilution of your holdings in our common stock. We cannot assure you that additional financing will be available when needed or on terms acceptable to us. If adequate and acceptable financing is not available, we may have to delay development or commercialization of certain of our products or license to third parties the rights to commercialize certain of our products or technologies that we would otherwise seek to commercialize. We may also reduce our marketing, customer support or other resources devoted to our products. Any of these options could reduce our sales growth and result in continued net losses.

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

In addition, if our common stock were removed from the Nasdaq National Market and did not qualify for listing on the Nasdaq SmallCap Market, our common stock could be subject to the so-called “penny stock” rules that impose additional sales practice and market making requirements on broker-dealers who sell and/or make a market in those securities. Consequently, failure to qualify for listing on, or removal from, the Nasdaq SmallCap Market, if it were to occur, could affect the ability or willingness of broker-dealers to sell and/or make a market on our common stock and the ability of purchasers of our common stock to sell their securities in the secondary market. Certain “penny stock” rules apply, however, even if our common stock is quoted on the Nasdaq SmallCap Market if our stock price is below $5.00 per share. These rules could further limit the market liquidity of our common stock and the ability of investors to sell our common stock in the secondary market.

We will need to effectively manage our growth in order to achieve and sustain profitability. Our failure to manage growth effectively could reduce our sales growth and result in continued net losses.

If we are able to achieve significant growth in our future sales and to expand the scope of our operations, our management, financial, manufacturing and other capabilities, procedures and controls could be strained. We cannot assure you that our existing or any additional capabilities, procedures, systems or controls will be adequate to support our operations. We may not be able to design, implement or improve our capabilities, procedures, systems or controls in a timely and cost-effective manner. Failure to implement, improve and expand our capabilities, procedures, systems and controls in an efficient and timely manner could reduce our sales growth and result in continued net losses.

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

The healthcare industry in recent years has been characterized by consolidation. Large hospital chains and groups of affiliated hospitals prefer to negotiate comprehensive supply contracts for all of their supply needs at once. Large suppliers can often equip an entire laboratory and offer these hospital chains and groups “one-stop shopping” for laboratory instruments, supplies and services. Larger suppliers also typically offer annual rebates to their customers based on the customer’s total volume of business with the supplier. The convenience and rebates offered by these larger suppliers are administrative and financial incentives that we do not offer our customers. The success of our future plans will depend in part on our ability to overcome these and any new barriers resulting from continued consolidation in the healthcare industry.

Any disruption or delay in the supply of components or custom subassemblies could require us to redesign our products or otherwise delay our ability to assemble our products, which could cause our sales to decline and result in continued net losses.

We assemble our products from a combination of (i) commodity technology components, such as computers and monitors, (ii) custom subassemblies, such as automated filter wheels, (iii) proprietary hardware for scanning microscopy and (iv) operating systems and proprietary applications software. While we typically use components and subassemblies that are available from alternate sources, any unanticipated interruption of the supply of these components or subassemblies could require us to redesign our products or otherwise delay our ability to assemble our products, which could cause our sales to decline and result in continued net losses.

The marketing and sale of our products requires regulatory approval and on-going certifications. Failure to obtain and maintain required regulatory approvals and certifications could prevent or delay our ability to market and sell our products and may subject us to significant regulatory fines or penalties.

The FDA regulates design, testing, manufacturing, labeling, distribution, marketing, sales and service of our products. Our products are marketed in the U.S. according to premarket notifications to the FDA under Section 510(k) of the U.S. Food, Drug and Cosmetic Act.

Unless an exemption applies, each medical device that we wish to market in the U.S. must first receive either 510(k) clearance or premarket approval from the FDA. The FDA’s 510(k) clearance process usually takes from three to 12 months, but may take longer. The premarket approval process generally takes from one to three years from the time FDA files the application, but it can be significantly longer and can be significantly more expensive. Although we have obtained the necessary 510(k) clearance for our products, our 510(k) clearance can be revoked if safety or effectiveness problems develop.

We may need to seek additional regulatory approval for clearances if we modify existing products or intend to market other products under development and cannot be certain that we would obtain 510(k) clearance or premarket approval in a timely manner or at all. If the FDA requires us to seek 510(k) clearance or premarket approval for any modification to a previously cleared product, we also may be required to cease marketing or recall the modified device until we obtain such clearance or approval. Delays in obtaining clearances or approvals will adversely affect our ability to market and sell our products and may subject us to significant regulatory fines or penalties, which would result in a decline in revenue and profitability.

If we fail to comply with Quality System Regulations, our manufacturing operations could be delayed, and our product sales and profitability could suffer.

Our manufacturing processes and those of our suppliers are required to comply with the FDA’s Quality System Regulation, or QSR, which covers the procedures and documentation of the design, testing, production, control, quality assurance, labeling, packaging, storage and shipping of our products. The FDA enforces the QSR through inspections. We were subject to a QSR inspection in December 2001, as a result of which, the FDA made observations to which we responded. Following our response, the FDA informed us that it did not intend to take further action. We may be inspected in the future and we cannot assure you that we would pass any future inspections. If we fail a QSR inspection, our operations could be disrupted and our manufacturing delayed. Failure to take adequate corrective action in response to a QSR inspection could force a shutdown of our manufacturing operations and a recall of our products, which would cause our product sales and profitability to suffer.

The marketing and sale of our products outside of the U.S. is subject to regulations, which vary from those in the U.S. Failure to obtain and maintain required regulatory approvals could prevent or delay our ability to market and sell our products in international markets.

The regulatory environment for testing, manufacturing, labeling, distributing, marketing and sale of our products varies from country to country. Currently, some of our products, and modifications to these products, may be subject to pre-market approval in selected countries that are members of the European Union. Our products, and modifications to these products, are also subject to other regulatory requirements in those and other countries. Our failure to comply with applicable regulatory requirements could result in fines, injunctions, civil penalties, suspensions or loss of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

Our products have been classified in Europe as in vitro diagnostic devices (IVDs), which are regulated under a different standard than medical devices. As such, our products are subject to the requirements of the In Vitro Diagnostic Medical Device Directive (IVDD). An IVD is defined as a device which is a reagent, reagent product, kit, instrument, equipment or system, whether used alone or in combination, intended by the manufacturer to be used in vitro for the examination of samples derived from the human body with a view to providing information on the physiological state, state of health or disease, or congenital abnormality. IVDs are specifically excluded from the provisions of the Medical Device Directive (MDD), although IVDs are subject to equally stringent but different controls under the IVDD and other directives. If it is determined that our products are marketed as or intended to be issued as equipment that can produce therapeutic effects or alleviate the symptoms of any disability, injury or illness, the equipment may then fall within the scope of the MDD and product registration and appropriate documentation, including possible clinical trials would be required prior to commercialization. That same medical equipment, if also intended and promoted by us for use in the examination of samples derived from the human body with a view to providing information on the physiological state, state of health or disease, or congenital, abnormality, would be regulated under the IVDD, requiring performance data, including where appropriate, analytical sensitivity, diagnostic sensitivity, analytical specificity, diagnostic specificity, accuracy, repeatability, and reproducibility.

Although our products are currently regulated under the IVDD, European regulatory authorities may independently interpret our marketing and promotional claims as falling within the scope of the MDD, and require us to comply with its differing requirements, including substantiating any therapeutic claims. A redefinition could harm our marketing and sales if we were restricted from marketing or selling our products until we are able to comply with the MDD. Moreover, a member state of the EU or any other European country could adopt other laws or regulations that require approval to market and sell our products.

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

Our international sales and operations are a significant portion of our business. Changes in international markets and currency fluctuations could lead to a decline in our revenues or result in continued net losses.

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

The international nature of our business subjects us and our representatives, agents and distributors to laws and regulations of the jurisdictions in which we operate and sell our products. Changes in overseas economic conditions, currency exchange rates, foreign tax laws or tariffs or other trade regulations could have an adverse effect on our financial condition or results of operations. For example, most of our international sales are denominated in U.S. dollars, United Kingdom pounds sterling or European Currency Units. We do not attempt to reduce the risk of currency fluctuations by hedging. Currency fluctuations against the U.S. dollar could substantially reduce our U.S. dollar revenue. Changes in currency exchange rates could also make the products of our competitors less expensive than ours, which could result in our customers purchasing our competitors’ products instead of ours.

Export controls could prevent us from exporting our products to foreign countries or customers, which could cause our sales to decline and result in continued net losses.

Our research, investigational and clinical products are subject to regulation by U.S. Department of Commerce export controls, primarily as they relate to the associated computers. These controls could prevent us from exporting our products to certain countries or customers, which could cause our sales to decline and result in continued net losses.

Our success depends, in part, on our ability to protect our intellectual property rights. We could lose sales and our competitive advantage could be harmed if we are not able to prevent infringement of our intellectual property rights.

We rely primarily on trade secret protection and on our unpatented proprietary know-how in the development and manufacturing of our products. Our trade secrets or proprietary technology could become known or be independently developed by our competitors. In addition, the patents we hold may not be sufficiently broad to protect what we believe to be our proprietary rights. Our issued patents could also be disallowed, challenged or circumvented by our competitors.

We cannot assure you that competitors or other parties have not filed or in the future will not file applications for, or have not received or in the future will not receive, patents or obtain additional proprietary rights relating to products or processes used or proposed to be used by us. In that case, our competitive position could be harmed and we may be required to obtain licenses to patents or proprietary rights of others.

Our products could infringe on the intellectual property rights of others, which may lead to costly litigation, lead to payment of substantial damages or royalties and/or prevent us from manufacturing and selling our current and future products.

The medical diagnostic equipment industry, in general, is extremely competitive. Litigation among the participants regarding patent and other intellectual property rights is common. Whether or not the litigation has merit, it could be time consuming and expensive for us and divert the attention of our technical and management personnel from other work. We may be involved in litigation to defend against claims of infringement, to enforce our patent rights or to protect our trade secrets. If any other party’s claims are upheld in any litigation or administrative proceeding, we could be prevented from exploiting the subject matter of those claims or forced to obtain licenses from the patent owners or to redesign our products or processes to avoid infringement. In the event of any infringement by us, we cannot assure you that we will be able to successfully redesign our products or processes to avoid infringement. Accordingly, an adverse determination in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent us from manufacturing and selling our products and could require us to pay substantial damages and/or royalties and/or prevent us from manufacturing and selling our current and future products.

Our customers rely substantially on the availability of third-party reimbursement. Our customers’ failure to obtain sufficient reimbursement from third-party payors could cause our sales and the future growth of our business to decline.

Hospitals, physicians and other health care providers in the U.S. that purchase our products generally rely on third-party payors and other sources for reimbursement of health care costs to reimburse all or part of the cost of the procedures in which our products used. If hospitals, physicians and other health care providers are unable to obtain adequate reimbursement from third-party payors for the procedures in which our products or products currently under development are intended to be used, our sales and future growth of our business could be adversely affected.

Market acceptance of our products and products under development in countries outside of the U.S. is also dependent on availability of reimbursement within prevailing health care payment systems in those countries. Reimbursement and health care payment systems in international markets vary significantly by country, and include both government-sponsored health care and private insurance. We cannot assure you that we will be able to obtain international reimbursement approvals in a timely manner, if at all. Failure to receive international reimbursement approvals could harm the market acceptance of our products in the international markets in which such approvals are sought.

We depend on key technical, scientific and management personnel. Any difficulty in retaining our current employees or in hiring new employees could harm our ability to maintain and build our business operations.

Our future success depends in significant part upon the continued service of key scientific, technical and management personnel, and our continuing ability to attract and retain highly qualified scientific, technical and managerial personnel. Competition for these personnel is intense, and we cannot assure you that we can retain our key scientific, technical and managerial personnel or that we can attract or retain other highly qualified scientific, technical and managerial personnel in the future. Our key employees include Jack Goldstein, Ph.D., our Chairman, Carl Hull, our President and Chief Executive Officer, Barry Hotchkies, our Chief Financial Officer, Padraig O’Kelly, our Vice President-Operations, Dan Bowman, our Vice President-Worldwide Sales and Marketing and Diane Oates, our Vice President-Regulatory Affairs and Quality Assurance.

We have taken steps to retain our key employees, including the granting of stock options that vest over time, and we have entered into employment agreements with key employees. The loss of key personnel, especially if without advanced notice, or the inability to hire or retain qualified personnel, could harm our ability to maintain and build our business operations. Furthermore, we have no key man life insurance on any of our key employees.

In addition, some companies have adopted a strategy of suing or threatening to sue former employees and their new employers to discourage those employees from leaving. As we hire new employees from our current or potential competitors, we may become a party to one or more lawsuits involving our employees. Any future litigation against us or our employees, regardless of the merit or outcome, may result in substantial costs and expenses to us and may divert management’s attention away from the operation of our business.

Undetected errors or failures in our software could result in loss or delay in the market acceptance for our product, lost sales or costly litigation.

Our existing products and products under development involve one or more software components that facilitate the detection of chromosomal, genetic or protein abnormalities through the interaction of certain imaging algorithms with the sample under examination. This software, including any new versions that may be released, may contain undetected errors or failures. We cannot assure you that, despite testing by us and our customers, all errors will be found in the software components of our products. Errors in our software could result in loss or delay in the market acceptance for our products, lost sales or costly litigation.

A successful products liability claim brought in excess of our insurance coverage could require us to pay substantial damages and result in harm to our business reputation.

The manufacture and sale of our products involve the risk of product liability claims. We cannot assure you that the coverage limits of our insurance policies will be adequate in the event we are successfully sued. We evaluate our coverage limits on a regular basis and in connection with the introduction of products currently under development. However, liability insurance is expensive and may not be available on commercially reasonably terms, if at all, or in sufficient coverage amounts to cover all eventualities. A successful claim brought against us in excess of our insurance coverage could require us to pay substantial damages and result in harm to our business reputation.

Insiders have substantial control and could delay or prevent a change in corporate control.

Some of our stockholders, including some executive officers and directors and their affiliates, own over 50% of our outstanding common stock. These stockholders will, to the extent they act together, have the ability to exert significant influence and control over matters requiring the approval of our stockholders. Their interests may be different from yours. Matters that typically require stockholder approval include: (i) election of directors; (ii) approval of a merger or consolidation; and (iii) approval of a sale of all or substantially all of our assets. Accordingly, you may not be able to influence any action we take or consider taking, even if it requires a stockholder vote.

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

The market prices for securities, generally, and for medical diagnostic instrument companies, in particular, including our common stock, have historically been highly volatile. Investment in our common stock is risky, and you could lose all or part of your investment. Many factors could cause the market price of our stock to fluctuate, perhaps substantially, including the announcement of:

•	technological innovations or new products,

•	developments concerning proprietary rights, including patents and litigation matters,

•	publicity regarding actual or potential results with respect to products under development,

•	regulatory developments in the U.S. or other countries,

•	developments in relationships with partners or distributors,

•	public concern as to the safety of new technologies, or

•	changes in financial estimates by securities analysts or our failure to meet those estimates.

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

Our preferred shares rights plan, certificate of incorporation, bylaws and Delaware law contain provisions that could prevent or delay a takeover of Applied Imaging and negatively impact shareholder value.

        On May 28, 1998, we adopted a preferred shares rights plan. The purpose of the plan is to assure fair value in the event of a future unsolicited business combination or similar transaction involving Applied Imaging. If an individual or entity accumulates or solicits a tender or exchange offer for 20% of our common stock, or 25% in the case of Special Situation Funds and affiliates, the rights become exercisable for additional shares of our preferred stock. The intent of these rights is to encourage a potential acquiror to negotiate with our Board of Directors to increase the consideration paid for our stock. The existence of this plan, however, may deter a potential acquiror, which could negatively impact stockholder value. We also are authorized to issue 6,000,000 shares of undesignated preferred stock, which we may issue without stockholder approval and upon such terms as our Board of Directors may determine.

In addition, our basic corporate documents and Delaware law contain provisions that might enable our management to resist a takeover. Any of these provisions might discourage, delay or prevent a change in the control of Applied Imaging or a change in our management. The existence of these provisions could adversely affect the voting power of holders of common stock and limit the price that investors might be willing to pay in the future for shares of our common stock.

Item 2.    Properties

Our corporate headquarters are located in an approximately 14,000 square foot facility in Santa Clara, California, under a lease, which terminates on August 31, 2004. In the United Kingdom, we lease an approximately 12,500 square foot facility in Newcastle under a lease that terminates in July 2008, with an option to cancel in July 2003. We also lease approximately 4,400 square feet in League City, Texas to house the product development and commercial support organizations for our PowerGene® product line. This lease expires on October 31, 2006.

Item 3.    Legal Proceedings

We are not party to any material legal proceedings.

Item 4.    Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters

The Company’s Common Stock is traded on the Nasdaq National Market under the symbol “AICX.” The following table sets forth the range of the high and low sale prices by quarter as reported on the Nasdaq National Market for the periods indicated.

	High	Low
2001
First Quarter	4 3/8	1 9/16
Second Quarter	2.53	1.72
Third Quarter	2.70	1.01
Fourth Quarter	3.11	1.25

2000
First Quarter	8 1/8	1 1/16
Second Quarter	4 1/4	1 19/32
Third Quarter	7 13/64	2
Fourth Quarter	4 3/4	2 1/8

On January 31, 2002, we completed a private placement of 571,500 shares of our common stock to Special Situations Fund (purchasing for three separate funds) at a purchase price of $1.75 per share. This offering was exempt from registration under Section 4(2) of the Securities Act. The Stock Purchase Agreement between the investors and the Company provides that the purchase price for the shares will be decreased and the number of shares purchased by the investors will be correspondingly increased if we issue additional shares of common stock in a public or private offering within 180 days following January 31, 2002 at a purchase price per share less than $1.75 so that the economic terms and conditions of the purchases at each offering will be the same. If we do not complete an offering of our common stock with net proceeds of at least $10 million at an issue price of at least $4.00 per share or a merger, reorganization or sale of assets resulting in a change of control on or prior to July 29, 2002, each investor shall be entitled to a warrant exercisable for a number of shares of our common stock equal to the number of shares of common stock purchased in the January 31 financing. The warrants would be exercisable for four years from issuance at a price of $2.25 per share, and the number of shares subject to the warrants and their exercise price would be subject to adjustment as set forth above if we issue additional warrants within 180 days following January 31, 2002 on more favorable terms.

As of March 11, 2002, the number of common stockholders of record was 123. The Company currently intends to retain any earnings for use in its business and has not in the past, nor does it anticipate paying in the foreseeable future any cash dividends.

Item 6.    Selected Consolidated Financial Data

The following selected consolidated financial data should be read in conjunction with the Company’s audited consolidated financial statements and related notes thereto and with Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are included elsewhere in this Form 10-K. The consolidated statement of operations data for the years ended December 31, 2001, 2000 and 1999 and the consolidated balance sheet data at December 31, 2001, 2000 and 1999 are derived from, and are qualified by reference to, the consolidated financial statements that have been audited by PricewaterhouseCoopers LLP. The consolidated statement of operations data for the years ended December 31, 1998 and 1997 and the consolidated balance sheet data at December 31, 1998 and 1997 are derived from consolidated financial statements that have been audited by KPMG, LLP and are not included in this Form 10-K.

	Year Ended December 31,
	2001	2000	1999	1998	1997
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues:
Product sales	$13,954	$13,037	$11,533	$9,077	$10,513
Software maintenance, service and grant revenues	4,583	3,652	2,655	2,650	2,677

Total revenues	18,537	16,689	14,188	11,727	13,190
Cost of revenues	7,726	7,564	6,744	6,053	6,340

Gross profit	10,811	9,125	7,444	5,674	6,850

Operating expenses:
Research and development	3,900	3,525	4,299	6,662	7,381
Sales and marketing	7,457	6,409	5,232	4,950	3,740
General and administrative	2,662	2,964	3,138	2,721	3,639
Amortization of intangibles	306	280	124	—	—
Restructuring costs	—	—	818	353	—

Total operating expenses	14,325	13,178	13,611	14,686	14,760

Operating loss	(3,514)	(4,053)	(6,167)	(9,012)	(7,910)
Other income (expense), net	(18)	(140)	158	541	398

Net loss	$(3,532)	$(4,193)	$(6,009)	$(8,471)	$(7,512)

Net loss per share—basic and diluted	$(0.23)	$(0.31)	$(0.50)	$(0.86)	$(1.03)

Shares used to calculate basic and diluted net loss per share	15,191	13,594	11,930	9,850	7,324

	Year Ended December 31,
	2001	2000	1999	1998	1997
	(In thousands)
Balance Sheet Data:
Cash, cash equivalents, restricted cash and short-term investments	$3,435	$7,012	$8,406	$11,728	$8,378
Working capital	3,034	6,505	7,132	10,753	7,171
Total assets	14,097	19,442	19,744	18,808	14,714
Bank debt, less current portion	—	500	1,167	—	—
Deferred revenue, non-current	396	345	518	—	—
Non-current of notes payable	—	—	250	—	—
Capital lease obligation, net of current portion	—	9	37	64	89
Accumulated deficit	(41,738)	(38,206)	(34,013)	(28,004)	(19,533)
Total stockholders’ equity	6,059	9,483	8,612	12,343	8,943

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information in this Item 7 contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of risks and uncertainties, including, but not limited to, those discussed below under “Factors That May Affect Future Results,” those discussed under Item One in this document, including “Factors That May Affect Future Results,” and those discussed in other reports filed with the Securities and Exchange Commission. You should not rely on these forward-looking statements, which reflect our position as of the date of this report. We are under no obligation to revise or update any forward-looking statements.

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

We are headquartered in Santa Clara, California, and have facilities in League City, Texas and the United Kingdom. We are the world’s leading provider of automated cytogenetic instrument systems. Our products are sold worldwide through a direct sales force, third-party distributors and independent sales representatives. We employ 92 people worldwide.

We have an installed base of over 2,500 instruments in over 1,000 laboratories and clinics in more than 60 countries. Our CytoVision®, PowerGene® and QUIPS® systems are widely utilized because of their ability to analyze human chromosome preparations using powerful software classification algorithms and a specialized user interface. These systems also incorporate the capability to analyze and record images produced by advanced genetic research assays that employ fluorescent in situ hybridization (“FISH”) or comparative genomic hybridization (“CGH”) methods.

Our MDS™ system combines the ability to find targeted cancer cells using brightfield microscopy techniques with our decade-long experience in fluorescence microscopy imaging and analysis. Taken together, these technologies allow us to analyze the proteins on or within a cell while simultaneously assessing which genes within that cell have been activated or expressed. Both protein and gene expression data are emerging as required parameters when assessing the precise nature of a given tumor or cancer cell. Gene expression data are increasingly being used to determine appropriate cancer therapies.

We achieved a number of important operational and financial milestones in 2001. Sales for the year were a record at $18.5 million, an increase of 11% over 2000. Our net loss for the year was $3.5 million, a decrease of $0.7 million or 16% from the net loss of $4.2 million recorded in 2000. We achieved our first profitable quarter in the fourth quarter of 2001, with a net profit of $30,000.

In 2001, we expanded the menu of the MDS™ system with the introduction of several new applications to assist pathologists in their review of key breast cancer tests. These new applications included our PathVysion™ Digital Scoring Application that provides the first automated imaging capability to assist in detecting amplification of the HER-2/neu gene. (PathVysion is a trademark of Vysis, Inc. used under license by Applied Imaging.)

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

Results of Operations

Fiscal 2001 Compared With Fiscal 2000

Revenues.    Revenues increased to $18.5 million in 2001 from $16.7 million in 2000, an increase of 11%. This reflected a revenue increase of 19% in North America and an increase of 1% in the rest of the world. Sales, particularly in North America, benefited from the purchase of the PowerGene® instrument business from International Remote Imaging Systems, Inc. on July 6, 2000. As a result, we had a full year of PowerGene® sales in 2001 compared to six months in 2000 that provided an additional $0.5 million and $0.3 million of revenues, in North America and the rest of the world, respectively. In addition, sales in North America benefited from growth in our base cytogenetic markets ($0.6 million, excluding the increase in PowerGene revenues noted above) and related service revenues ($0.6 million). For 2001 and 2000 revenues derived outside of North America were approximately 40% and 44% of total revenues, respectively, reflecting the growth in North American instrument and service sales during 2001 discussed previously.

Sales of systems were $14.0 million in 2001, an increase of 7.0% over the $13.0 million achieved in 2000, primarily due to growth in North American markets.

Service contract, software maintenance and grant revenues at $4.6 million in 2001 increased 25% from the $3.7 million recorded in 2000 primarily due to growth in service contract revenues that amounted to $2.9 million in 2001 compared to $2.2 million in 2000, reflecting the increased emphasis placed on marketing service contracts to our customers. In addition, grant proceeds amounted to $400,000 in 2001 compared to $213,000 in 2000. Grant revenues fluctuate based on the completion of milestones for existing programs, with revenue being recognized as the work is performed.

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

Research and Development Expenses.    Research and development expenses of $3.9 million in 2001 increased approximately $0.4 million, or 11%, from 2000 levels. The increase is primarily due to increased personnel and consulting expenses related to the development of new applications for the MDS™ system and the development of a second generation MDS™ system as we focus our product development efforts on the cancer research and cancer pathology markets. Research and development costs were 21% of total revenues in both 2001 and 2000.

Sales and Marketing Expenses.    Sales and marketing expenses increased to $7.5 million in 2001 from $6.4 million in 2000, or by 16%. In 2001 and 2000 sales and marketing expenses as a percentage of total revenues were 40% and 38%, respectively. The increase in spending in 2001 is due primarily to an increase in sales personnel ($0.4 million) and marketing expenses ($0.1 million) related to the introduction of the new MDS™ applications, and higher commission expenses ($0.3 million) as a result of increased sales in North America.

General and Administrative Expenses.    General and administrative expenses in 2001 amounted to $2.7 million compared to $3.0 million in 2000, a decrease of 10%. As a percentage of revenue, general and administrative costs were 14% of total revenues for 2001 compared to 18% of total revenues in 2000. The reduction in the absolute dollar amount of spending and percentage of sales ratio is due to our continued focus on cost control. We instituted controls on discretionary expenses such as travel (down $94,000 from 2000 to 2001) as well as selected salary reductions that resulted in a $74,000 reduction in compensation expenses from 2000 to 2001. There were also limited one-time operational costs in 2000 ($48,000) related to the post-acquisition integration of the U.S.-based PowerGene® business acquired from Perceptive Scientific Instruments, LLC in July 2000.

Amortization of Intangibles.    Amortization expense amounted to $306,000 in 2001 and $280,000 in 2000. Amortization expense relates to the amortization of the intangible assets that included goodwill and intellectual and software property in connection with our acquisition of the cytogenetic imaging business of Vysis Inc. on July 16, 1999 and the PowerGene® product line on July 6, 2000. The increase in 2001 versus 2000 is due to the inclusion of a full year of amortization related to the PowerGene® acquisition in 2001 compared to six months amortization in 2000.

Other Income (Expense), Net.    In 2001, other expense amounted to $18,000 compared to other expense of $140,000 in 2000. This reduction of $122,000 in 2001when compared to the prior year is due primarily to reduced foreign currency exchange losses due to the strengthening of the U.S. dollar versus the pound sterling and other foreign currencies that occurred primarily in the first quarter of 2000. There was a swing from net interest income in 2000 of $41,000 to a net interest expense in 2001 of $10,000, primarily reflecting a lower cash and investment position in 2001.

Fiscal 2000 Compared With Fiscal 1999

Revenues.    Revenues increased to $16.7 million in 2000 from $14.2 million in 1999, an increase of 18%. This reflected a revenue increase of 62% in North America and a decrease of 12% in the rest of the world. The decrease in the rest of the world reflected weak economic conditions, and the strength of the U.S. dollar versus the British pound and the European Currency Unit (Euro) that negatively impacted revenues by $0.4 million. Sales benefited by $2.2 million, particularly in North America ($1.5 million), from the purchase of the PowerGene® instrument business from International Remote Imaging Systems, Inc. on July 6, 2000. For 2000 and 1999 revenues derived outside of North America were approximately 44% and 60% of total revenues, respectively, reflecting increased North American instrument sales during 2000.

Service contract and software maintenance revenues at $3.7 million in 2000 increased 38% from the $2.7 million recorded in 1999 primarily due to growth in service contract revenues that amounted to $2.2 million in 2000 compared to $1.6 million in 1999, reflecting the increased emphasis placed on marketing service contracts to our customers. In addition, grant proceeds amounted to $213,000 compared to $99,000 in 1999. Grant revenues fluctuate based on the completion of milestones for existing programs and the receipt of any new grant awards.

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

Sales and Marketing Expenses.    Sales and marketing expenses increased to $6.4 million in 2000 from $5.2 million in 1999. In 2000 and 1999 sales and marketing expenses as a percentage of total revenues were 38% and 37%, respectively. The increase in spending in 2000 is due primarily to higher commission ($0.2 million) and travel expenses ($0.2 million) as a result of increased sales in North America. There was also an increase in sales personnel ($0.3 million) and marketing expenses ($0.1 million) related primarily to the introduction of the new Genus™ and MDS™ products.

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

Amortization of Intangibles.    Amortization expense amounted to $280,000 in 2000 and $124,000 in 1999. Amortization expense relates to the amortization of the intangible assets that included goodwill and intellectual and software property in connection with our acquisition of the cytogenetic imaging business of Vysis Inc. on July 16, 1999 and the PowerGene® product line on July 6, 2000.

Restructuring Costs.    There were no restructuring expenses in 2000. Results for 1999 included an $818,000 charge relating to the transition from prenatal genetics programs to cancer research and cancer pathology markets. We eliminated 15 mostly R&D positions in 1999 in the United States and United Kingdom facilities. We recorded a net restructuring charge for the year of $818,000 related to the severance costs of the terminated employees ($516,000) and certain costs ($302,000) associated with discontinued products. In December 1999, we decided to exit the RxFish reagent business and this resulted in the $302,000 restructuring charge, consisting of $48,000 in prepaid license fee, $234,000 in costs to be paid to contracted researchers and $20,000 in inventory write-off. As of December 31, 2001 all amounts have been paid against the liability related to the termination benefits for the terminated employees and $289,000 has been paid against the discontinued product liability. The balance of $13,000 at December 31, 2001 is expected to be paid in 2002. There was a total of $93,000 in non-cash charges due to the write-off of the prepaid license fee ($48,000), inventory ($20,000) and a note receivable from one of the terminated employees ($25,000).

Other Income (Expense), Net.    In 2000, other expense amounted to $140,000 compared to other income of $158,000 in 1999. The other expense total for 2000 represented a decrease in interest income, increased interest expenses related to higher average borrowings and an increase in foreign exchange losses due to the strength of the U.S. dollar against the British pound.

Factors That May Affect Future Results

We have experienced significant fluctuations in our quarterly operating results in the past, and we expect to continue to experience fluctuations in the future. Our customers, who are primarily public and private clinical laboratories, research organizations and hospitals, generally operate on annual budgets. Their budgeting cycles and spending practices affect our revenues. Factors that may have an influence on our operating results in any particular quarter include: demand for our products, seasonality of our sales, new product introductions by us or our competitors, and the costs and time required for a transition to the new products, timing of orders and shipments for capital equipment sales, our mix of sales between our distributors and our direct sales force, competition, including pricing pressures, timing and amount of research and development expenses, including clinical trial-related expenditures, foreign currency fluctuations, delays between our incurrence of expenses to develop new products, including expenses related to marketing and service capabilities, and the timing of sales and payments received for the new products and the uncertainty of FDA or other domestic and international regulatory clearances or approvals

Due to the factors noted above, our future earnings and stock price may be subject to significant volatility, particularly on a quarterly basis. It is possible that our future operating results will be below the expectations of public market analysts and investors. If our operating results fall below market expectations, the price of our common stock could decline significantly.

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

Cash used in operations for the year ended December 31, 2001 was $2.1 million compared to $4.1 million for 2000. The $2.0 million decrease in cash used in operations was primarily due to reduced requirements for accounts receivables of $1.4 million (a decrease of $1.0 million in 2001 versus an increase of $355,000 in 2000) and for inventories of $681,000 (a decrease of $617,000 versus an increase of $64,000), reflecting our focus on effective control of these items, and a $661,000 reduction in the operating loss for the year discussed above. These were partially offset by a reduction in accounts payable and accrued expenses of $403,000 and $664,000, respectively, excluding the effect of the PSI purchase. The decline in accrued expenses is due primarily to a reduction in accruals for bonuses ($210,000), consultants ($130,000), annual report ($80,000) and royalties ($65,000).

Receivables as a percent of fourth quarter sales were 108% in 2001 and 145% in 2000. This strong relationship between year-end receivables and last quarter sales is primarily due to the fact that most of our sales occur late in the quarter as is typical of capital equipment businesses. Although our payment terms are net 30 days, our customers, specifically government, university, Japanese, Chinese and European customers tend to take longer to pay their receivable balances. We do not experience significant collection issues with our accounts, but many of our customers take longer than the stated 30-day payment period. At December 31, 2001, approximately 25% of the receivables were outstanding for greater than 90 days and at December 31, 2000, approximately 33% were older than 90 days.”

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

In November 1999, we raised $2.0 million of additional equity via a private placement of one million shares of our Common Stock at a price of $2.00 per share. The investors also entered into an exclusive distribution agreement for the Company’s products. The price exceeded the closing price of our common stock as reported on the Nasdaq National Market System. As part of the private placement, we recognized deferred revenue of $720,000 to be amortized over 50 months, the term of the distribution agreement. As of December 31, 2001, the remaining balance of the deferred revenue as a result of this private placement was $346,000.

We had a £750,000 ($1,087,500) gross and £500,000 ($725,000) net unsecured revolving line of credit with an international bank in the United Kingdom that was guaranteed by the U.S. corporation. The line of credit expired on March 31, 2001. The international bank subsequently provided us with a £750,000 ($1,087,500) gross and net zero borrowing facility with various renewals through October 31, 2001. The line of credit expired at that time and we had no loans under that facility at December 31, 2001. We collateralized various credit card and bank guarantees (used for customs clearance purposes) with cash deposits at the international bank amounting to £169,000 ($245,000) at December 31, 2001.

In September 1999, we established a $2.0 million, three-year term loan with Silicon Valley Bank (“SVB”). The loan had monthly principal payments of $55,556 plus interest at SVB prime rate plus one and a quarter percent. In June 2000, we expanded the loan agreement to include a $500,000 revolving line of credit.

We executed a new loan agreement with SVB on September 28, 2001. This new facility replaced the three-year term loan and the revolving line of credit that had an outstanding balance of $1.2 million on September 28, 2001. The new loan agreement provides the capability to borrow up to $2.0 million based on the level of certain of our North American accounts receivable and inventories. At December 31, 2001, we had used $1.7 million of the facility, with $292,000 available but not used. The interest rate on the new facility was 6.75% at December 31, 2001, based on the SVB prime rate plus 2 percent. The loan is collateralized by substantially all of the assets of the U.S. corporation and requires the Company to maintain a minimum level of tangible net worth amounting to $2.7 million at December 31, 2001. Other loan covenants include the need to maintain insurance on our property, monthly reporting to SVB, the need to obtain SVB approval for any extraordinary action and a limitation on the U.S. corporation’s ability to transfer more than $600,000 to a subsidiary. We were in compliance with the SVB loan covenants through December 31, 2001.

In July 1999, we acquired certain cytogenetic instrumentation assets of Vysis, Inc. Total consideration paid was $2,350,000 consisting of 497,368 shares of the Company’s common stock, a cash payment of one million dollars and installment payments of $500,000 paid July 16, 2000 and $250,000 paid January 16, 2001.

Since our formation in July 1986 through December 2001, we have generated an accumulated deficit of approximately $41.7 million. We expect negative cash flow from operations to continue through at least 2002, as we continue the development of our MDS™ system, conduct clinical trials required for FDA clearance of new products, expand our marketing, sales and customer support capabilities, and add additional administrative infrastructure. In January 2002, we raised $1.0 million with a private placement of 571,500 shares of our common stock at a price of $1.75 per share. In addition, in January 2002, we instituted a series of actions to rationalize our operations to provide a lower operating cost while increasing efficiencies. We are closing our League City, Texas office and consolidating our manufacturing and engineering facilities. This is expected to result in a reduction in our operating expenses of approximately $0.4-$0.5 million per quarter, beginning in the second quarter of 2002, with a first quarter restructuring charge estimated at $150,000. As a result of these actions, we currently estimate that our capital resources will enable us to meet our short-term capital needs through at least 2002.

However, expenditures required to achieve the Company’s plans may be greater than projected or the cash flow generated from operations may be less than projected. As a result, our long-term capital needs may require us to seek to obtain additional funds through equity or debt financing, collaborative or other arrangements with other companies, bank financing and other sources. We have expended and will continue to expend substantial amounts of money for research and development, preclinical testing, planned clinical investigations, capital expenditures, working capital needs and manufacturing and marketing of our products. Our future research and development efforts, in particular, are expected to include development of additional applications of our current cytogenetic products and additional applications for the MDS™ system, which will likely require additional funds.

The exact timing and amount of spending required cannot be accurately determined and will depend on several factors, including:

•	progress of our research and development efforts and planned clinical investigations,

•	competing technological and market developments,

•	commercialization of products currently under development by us and our competitors, and

•	market acceptance and demand for our products.

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

In accordance with Financial Accounting Standards Board Statement No. 142, “Goodwill and Other Intangible Assets”, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but, instead will be subject to annual impairment tests. The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002, and has not yet determined what effect, if any, applying those tests will have on the Company’s financial position and results of operations. The Company is subject to financial statement risk to the extent that the goodwill and indefinite lived intangible assets become impaired. At December 31, 2001, the Company had $2.3 million in unamortized goodwill and intangible assets that was being amortized over 10 years at December 31, 2001. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 “Business Combinations,” which establishes financial accounting and reporting for business combinations and supersedes Accounting Principles Board (“APB”) Opinion No. 16, “Business Combinations”, and Statement of SFAS No. 38, “Accounting for Preacquisition Contingencies of Purchased Enterprises”. It requires that all business combinations in the scope of this statement are to be accounted for using one method, the purchase method. The provisions of this statement apply to all business combinations initiated after June 30, 2001, and also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later.

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets”, which establishes financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, “Intangible Assets”. SFAS 142 requires that goodwill and intangible assets that have indefinite useful lives will not be amortized but rather they will be tested at least annually for impairment. Intangible assets that have finite useful lives will continue to be amortized over their useful lives. In preparation for the adoption of SFAS 142, the Company is in the process of evaluating the useful lives of its existing intangible assets and anticipates that any changes in the useful lives will not have a material impact on the results of its operations. The goodwill test for impairment consists of a two-step process that begins with an estimation of the fair value of a reporting unit. The first step is a screen for potential impairment and the second step measures the amount of impairment, if any. SFAS 142 requires an entity to complete the first step of the transitional goodwill impairment test within six months of adopting the Statement. Any impairment loss resulting from the transitional impairment tests will be reflected as the cumulative effects of a change in accounting policy in the first quarter of 2002. The Company is currently in the process of making the determination as to what its reporting units are and what amounts of goodwill, other assets and liabilities should be allocated to those reporting units. The Company will adopt SFAS No. 142 during the first quarter of fiscal 2002, and is in the process of evaluating the impact of implementation on the financial position and results of operations of the Company.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal periods. This statement supersedes SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets” and APB Opinion No. 30, however, this statement retains the requirement of Opinion No. 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of (by sale, by abandonment, or in a distribution to owners) or is classified as held for sale. This statement addresses financial accounting and reporting for the impairment of certain long-lived assets and for long-lived assets to be disposed of. The Company adopted SFAS No. 144 during the first quarter of fiscal 2002. The adoption had no material impact on the financial position and results of operations of the Company.

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

REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and Stockholders
Applied Imaging Corp.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive loss, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Applied Imaging Corp. and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 50 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/    PRICEWATERHOUSECOOPERS LLP

San Jose, CA
February 1, 2002

APPLIED IMAGING CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2001	2000
ASSETS
Current assets:
Cash and cash equivalents	$2,538	$4,447
Restricted cash	245	1,667
Short-term investments	652	898
Trade accounts receivable, net of allowance for doubtful accounts of $222 and $289, respectively	5,684	6,732
Inventories	1,010	1,627
Prepaid expenses and other current assets	547	239

Total current assets	10,676	15,610
Property and equipment, net	1,021	1,127
Intangibles, net	2,344	2,650
Other assets	56	55

Total assets	$14,097	$19,442

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of bank debt	$1,687	$1,929
Current portion of capital lease obligation	14	34
Current portion of related party notes payable	—	250
Accounts payable	1,758	1,829
Accrued expenses	1,404	2,646
Deferred revenue, current	2,779	2,417

Total current liabilities	7,642	9,105
Bank debt, less current portion	—	500
Deferred revenue, non-current	396	345
Capital lease obligation, net of current portion	—	9

Total liabilities	8,038	9,959

Commitments and contingencies (Note 6)

Stockholders’ equity:
Preferred stock, $ 0.001 par value; 6,000,000 shares authorized; none issued and outstanding at December 31, 2001 and 2000	—	—
Common stock; $ 0.001 par value; 50,000,000 shares authorized; 15,242,417 and 15,140,936 issued and outstanding December 31, 2001 and 2000, respectively	15	15
Additional paid-in capital	48,154	48,070
Accumulated deficit	(41,738)	(38,206)
Deferred stock compensation	(7)	(30)
Accumulated other comprehensive loss	(365)	(366)

Total stockholders’ equity	6,059	9,483

Total liabilities and stockholders’ equity	$14,097	$19,442

The accompanying notes are an integral part of these consolidated financial statements

APPLIED IMAGING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share data)

	Year Ended December 31,
	2001	2000	1999
Revenues:
Product sales	$13,954	$13,037	$11,533
Software maintenance, service and grant revenues	4,583	3,652	2,655

Total revenues	18,537	16,689	14,188

Cost of revenues:
Product sales	5,748	5,891	5,640
Software maintenance, service and grant revenue	1,978	1,673	1,104

Total cost of revenues	7,726	7,564	6,744

Gross profit	10,811	9,125	7,444

Operating expenses:
Research and development	3,900	3,525	4,299
Sales and marketing	7,457	6,409	5,232
General and administrative	2,662	2,964	3,138
Amortization of intangibles	306	280	124
Restructuring costs	—	—	818

Total operating expenses	14,325	13,178	13,611

Operating loss	(3,514)	(4,053)	(6,167)
Other income (expense), net	(18)	(140)	158

Net loss	(3,532)	(4,193)	(6,009)
Other comprehensive loss, net of tax:
Change in unrealized loss on short-term investments	1	13	(12)

Comprehensive loss	$(3,531)	$(4,180)	$(6,021)

Net loss per share—basic and diluted	$(0.23)	$(0.31)	$(0.50)

Shares used to calculate basic and diluted net loss per share	15,191	13,594	11,930

The accompanying notes are an integral part of these consolidated financial statements.

APPLIED IMAGING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the years ended December 31, 2001, 2000, and 1999
(in thousands )

	Common Stock		Additional paid-in capital	Accumulated deficit	Deferred stock compensation	Accumulated other comprehensive loss	Total stockholders’ equity
	Shares	Amount
Balances as of December 31, 1998	11,530	$12	$41,121	$(28,004)	$(419)	$(367)	$12,343
Exercise of common stock options	6	—	10	—	—	—	10
Private placement	1,000	1	1,280	—	—	—	1,281
Employee stock purchase	22	—	23	—	—	—	23
Vysis acquisition	497	—	600	—	—	—	600
Amortization of deferred stock compensation	—	—	—	—	376	—	376
Change in unrealized loss from short-term investments	—	—	—	—	—	(12)	(12)
Net loss	—	—	—	(6,009)	—	—	(6,009)

Balances as of December 31, 1999	13,055	13	43,034	(34,013)	(43)	(379)	8,612
Exercise of common stock options	398	1	857	—	—	—	858
Private placement—net proceeds	1,281	1	3,183	—	—	—	3,184
Employee stock purchase	22	—	47	—	—	—	47
PSI Asset Purchase	385	—	915	—	—	—	915
Deferred stock compensation	—	—	34	—	(34)	—	—
Amortization of deferred stock compensation	—	—	—	—	47	—	47
Change in unrealized loss from short-term investments	—	—	—	—	—	13	13
Net loss	—	—	—	(4,193)	—	—	(4,193)

Balances as of December 31, 2000	15,141	15	48,070	(38,206)	(30)	(366)	9,483
Exercise of common stock options	34	—	53	—	—	—	53
Private placement expenses	—	—	(58)	—	—	—	(58)
Employee stock purchase	67	—	106	—	—	—	106
Deferred stock compensation	—	—	(17)	—	17	—	—
Amortization of deferred stock compensation	—	—	—	—	6	—	6
Change in unrealized gain from short-term investments	—	—	—	—	—	1	1
Net loss	—	—	—	(3,532)	—	—	(3,532)

Balances as of December 31, 2001	15,242	$15	$48,154	$(41,738)	$(7)	$(365)	$6,059

The accompanying notes are an integral part of these consolidated financial statements.

APPLIED IMAGING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the year ended December 31,
	2001	2000	1999
Cash flows from operating activities:
Net loss	$(3,532)	$(4,193)	$(6,009)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation & amortization	955	706	1,092
Provision for doubtful accounts	—	162	89
Amortization related to deferred stock compensation	6	47	376
Loss on sale of fixed assets	37	—	41
Changes in operating assets and liabilities:
Trade accounts and related party receivable	1,048	(355)	(2,598)
Inventories	617	(64)	(200)
Prepaid expenses and other assets	(308)	(42)	249
Accounts payable	(71)	(474)	654
Accrued expenses	(1,242)	(578)	515
Deferred revenue	413	719	813

Net cash used in operating activities:	(2,077)	(4,072)	(4,978)

Cash flows from investing activities:
Purchase of short-term investments	(9,306)	(27,493)	(3,685)
Proceeds from sale and maturities of investments	9,553	32,182	4,347
Proceeds from sale of equipment	—	—	60
Acquisition of assets	—	(170)	(l,000)
Purchases of equipment	(581)	(304)	(515)
Other assets	(1)	25	5

Net cash provided by (used in) investing activities:	(335)	4,240	(788)

Cash flows from financing activities:
Net proceeds from issuance of common stock	102	4,089	1,314
Bank and other loan proceeds	3,899	1,296	2,000
Bank and other loan payments	(4,891)	(2,243)	(169)
Capital lease payments, principal portion	(29)	(28)	(27)
Restricted cash	1,422	(1,667)	—

Net cash provided by financing activities:	503	1,447	3,118

Net increase (decrease) in cash and cash equivalents	(1,909)	1,615	(2,648)
Cash and cash equivalents at beginning of year	4,447	2,832	5,480

Cash and cash equivalents at end of year	$2,538	$4,447	$2,832

Supplemental disclosure of cash flow information:
Cash paid for interest during the period	$189	$362	$114

Cash paid for taxes during the period	$23	$15	$28

Supplemental disclosure of non-cash investing and financing activities
Accrual recorded for business acquired	$—	$90	$132

Stock issued in connection with acquisition	$—	$915	$600

Debt assumed for acquisition of intangible assets related to business acquired	$—	$—	$750

Change in unrealized loss from short-term investments	$1	$13	$(12)

Deferred stock compensation	$(17)	$34	$—

The accompanying notes are an integral part of these consolidated financial statements.

APPLIED IMAGING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)    Summary of the Company and Significant Accounting Policies

The Company

Applied Imaging Corp (the “Company”) was incorporated in California in July 1986 and subsequently reincorporated in Delaware in October 1996 to develop, manufacture, and market automated genetic imaging systems for use in cytogenetic laboratories for cancer testing, prenatal testing and other genetic testing applications. The Company sells products to government and private clinical laboratories, research institutions, universities, and pharmaceutical companies located in the United States, Canada, Europe, Japan and other countries. The Company also markets imaging systems designed for use in plant and animal genetic research programs. In addition, the Company recently introduced and has received clearance from the Food and Drug Administration (FDA) for a clinical system to detect micrometastatic cancer cells in bone marrow from cancer patients. This system and its research capabilities allows physicians to better determine the initial staging of cancer cases, to detect disease recurrence earlier than is currently possible and to genetically characterize cancer cells. The Company is headquartered in Santa Clara, California, and has facilities in League City, Texas and the United Kingdom. The Company’s products are sold worldwide through a direct sales force, third-party distributors and independent sales representatives. The Company employs approximately 92 people worldwide.

Liquidity

These consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses in fiscal 2001 and 2000 and there can be no assurance that the Company will attain profitability.

At December 31, 2001, the Company had aggregate consolidated net losses of $41.7 million. The Company expects negative cash flow from operations to continue through at least 2002, with the need for funding additional development of the MDSTM system, conducting clinical trials required for FDA clearance of new products, expanding marketing, sales and customer support capabilities, and adding additional administrative infrastructure. Subsequent to year-end, the Company raised $1.0 million in January 2002 with a private placement of 571,500 shares of its common stock at a price of $1.75 per share. In addition, in January 2002, the Company instituted a series of actions to rationalize its operations to provide a lower operating cost. The Company is closing its League City, Texas office and consolidating its manufacturing and engineering facilities. This is expected to result in a reduction in operating expenses beginning in the second quarter. As a result of these actions, management believes that its existing cash balances and other potential financing alternatives will be sufficient to meet the Company’s capital and operating requirements through at least 2002.

However, expenditures required to achieve the Company’s plans may be greater than projected or the cash flow generated from operations may be less than projected. As a result, the Company’s long-term capital needs may require the Company to seek to obtain additional funds through equity or debt financing, collaborative or other arrangements with other companies, bank financing and other sources. There can be no assurance that the Company will be able to obtain additional debt or equity financing on terms acceptable to the Company, or at all. If adequate funds are not available, the Company could be required to delay development or commercialization of certain products, to license to third parties the rights to commercialize certain products or technologies that the Company would otherwise seek to commercialize internally, or to reduce the marketing, customer support, or other resources devoted to product development. Accordingly, the failure of the Company to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on the Company’s business, results of operations and financial condition.

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Reclassifications

Certain financial statement items have been reclassified to conform to the current year’s presentation. These reclassifications had no impact on previously reported net earnings.

APPLIED IMAGING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Restricted Cash

At December 31, 2001 cash of $245,000 was restricted from withdrawal and held at the Company’s international bank in the U.K. as collateral for various credit and bank guarantees.

Short-Term Investments

Short-term investments consist of investments acquired with maturities exceeding three months. While the Company’s intent is to hold debt securities to maturity, consistent with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, the Company has classified all securities as available-for-sale, as the sale of such securities may be required prior to maturity to implement management strategies. Such securities are reported at fair value with unrealized gains or losses excluded from earnings and reported as a separate component of stockholders’ equity, net of applicable taxes. As of December 31, 2001, the difference between the fair value and the amortized cost of available-for-sale securities was recorded as an unrealized gain in stockholders’ equity.

As of December 31, 2001 and 2000, the Company’s short-term investments consisted of the following (in thousands):

	2001			2000
	Amortized Cost	Unrealized Gain	Fair Value	Amortized Cost	Unrealized Gain	Fair Value
Corporate bonds	$650	$2	$652	$897	$1	$898

As of December 31, 2001, all of the short-term investments of $652,000 mature within one year. There were no significant realized gains or losses in 2001 or 2000.

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

Intangibles, net

Net intangible assets amounted to $2.3 million at December 31, 2001. Intangible assets include goodwill and intellectual property in connection with the acquisition of the cytogenetic imaging instrumentation businesses of Vysis,

APPLIED IMAGING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Inc. and Perceptive Scientific Instruments, LLC (“PSI”). The intangible assets are being amortized on a straight-line basis over 10 years. Accumulated amortization was $710,000 as of December 31, 2001. During the years ended December 31, 2001, 2000 and 1999, the Company recorded amortization expense of $306,000, $280,000 and $124,000, respectively.

Impairment of Long-Lived Assets

The Company accounts for long-lived assets under SFAS No. 121 , “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” which requires the Company to review for impairment of long-lived assets, whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. When such an event occurs, management determines whether there has been an impairment by comparing the anticipated undiscounted future net cash flows to the related asset’s carrying value. If an asset is considered impaired, the asset is written down to fair value, which is determined based either on discounted cash flows or appraised value, depending on the nature of the asset.

Fair Value of Financial Instruments

Financial instruments consist principally of cash equivalents, short-term investments, trade receivables, notes receivable, accounts payable, and bank debt. The carrying amounts of these financial instruments approximate fair value.

Financial instruments that potentially subject the Company to concentrations of credit risk are accounts receivable, cash equivalents and short-term investments which the Company places with high-credit qualified financial institutions and, by policy, limits the amount of credit exposure to any one financial institution. The Company sells its products to government and private clinical cytogenetic laboratories, research institutions, universities, and pharmaceutical companies located primarily in the United States, Canada, Europe, Japan and other countries. The Company’s credit risk is concentrated primarily in the United States and Europe. The Company does not have a significant concentration of credit risk with any single customer. The Company performs on-going credit evaluations of its customer’s financial condition and, generally requires no collateral from its customers. The Company maintains an allowance for doubtful accounts to cover potential credit losses.

Revenue Recognition

The Company recognizes revenue on product sales upon shipment, provided that, at the time of shipment, there is evidence of contractual arrangement with the customer, the fee is fixed and determinable, collection of the resulting receivable is probable and there are no significant remaining obligations. Concurrent with shipment, the Company accrues for expected hardware warranty expenses and establishes reserves, based on the Company’s historical experience, for product returns.

When the Company sells products to distributors, it recognizes revenue at the time of shipment, net of any discount, provided that there is evidence of contractual arrangement with the distributor, the fee is fixed or determinable, collection of the resulting receivable is probable and there are no significant remaining obligations. The distributor agreements do not provide a right of return.

Revenue attributable to software maintenance and support is deferred and recognized ratably over the term of the maintenance agreement, generally one year. Grant revenues are recognized as the work is performed.

Capitalized Software Costs

Computer software development costs incurred subsequent to the determination of product technological feasibility are capitalized in accordance with the provisions of SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed”. Amortization of these capitalized costs is provided using the greater of the ratio of revenues generated in the period over total future revenues of the product, or the straight-line method over the estimated market life of the related products, generally three years, commencing when the product becomes generally available to customers. For the years ended December 31, 2001, 2000 and 1999, software development costs incurred subsequent to the establishment of technological feasibility have not been material. The net book value of capitalized costs is not significant and is included in other assets in the consolidated balance sheets.

APPLIED IMAGING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Based Compensation

The Company uses the intrinsic-value method to account for its stock-based compensation arrangements. The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 “Accounting for Stock-based Compensation” and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction With Selling Goods and Services.”

Foreign Exchange

The Company accounts for its foreign operations in accordance with SFAS No. 52, “Foreign Currency Translation”. Prior to April 1994, the functional currency for Applied Imaging International, Limited was the British pound and, accordingly, translation adjustments resulting from the conversion of the subsidiary’s financial statements into U.S. dollars were accumulated and reported as a separate component of stockholders’ equity. Beginning in April 1994, certain operational and organizational changes within the Company caused the functional currency for the Company’s subsidiary to become the U.S. dollar. Therefore, monetary assets and liabilities of the subsidiary are remeasured to the U.S. dollar at year-end exchange rates while nonmonetary items are remeasured at historical rates. Revenue and expense accounts related to monetary assets and liabilities are remeasured at the average rates in effect during the year. Revenue and expenses related to non-monetary assets and liabilities are translated at historical rates. Foreign currency gains and losses resulting from the conversion of the subsidiary’s financial statements into U.S. dollars are currently recognized in the consolidated statement of operations and comprehensive loss in other income and expense. The functional currency of Applied Imaging, Limited is also the U.S. dollar.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided to reduce the deferred tax assets when it is more likely than not that all or a portion of the deferred tax assets will not be realized

Loss per Share

Basic and diluted net loss per share is computed using the weighted average number of outstanding shares of common stock. There were no reconciling items of the numerators and denominators of the basic and diluted EPS computation. Shares excluded from the computation of EPS because their effect on EPS was antidilutive, but could dilute basic EPS in future periods are as follows:

	2001		2000		1999
	Shares	Weighted average exercise price	Shares	Weighted average exercise price	Shares	Weighted average exercise price
Options	2,517,473	$2.56	2,012,391	$2.59	1,988,568	$2.10
Warrants	650,790	3.61	650,790	3.61	313,010	5.10

Total	3,168,263		2,663,181		2,301,578

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 “Business Combinations,” which establishes financial accounting and reporting for business combinations and supersedes Accounting Principles Board (“APB”) Opinion No. 16, “Business

APPLIED IMAGING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Combinations”, and Statement of SFAS No. 38, “Accounting for Preacquisition Contingencies of Purchased Enterprises”. It requires that all business combinations in the scope of this statement are to be accounted for using one method, the purchase method. The provisions of this statement apply to all business combinations initiated after June 30, 2001, and also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later.

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets”, which establishes financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, “Intangible Assets”. SFAS 142 requires that goodwill and intangible assets that have indefinite useful lives will not be amortized but rather they will be tested at least annually for impairment. Intangible assets that have finite useful lives will continue to be amortized over their useful lives. In preparation for the adoption of SFAS 142, the Company is in the process of evaluating the useful lives of its existing intangible assets and anticipates that any changes in the useful lives will not have a material impact on the results of its operations. The goodwill test for impairment consists of a two-step process that begins with an estimation of the fair value of a reporting unit. The first step is a screen for potential impairment and the second step measures the amount of impairment, if any. SFAS 142 requires an entity to complete the first step of the transitional goodwill impairment test within six months of adopting the Statement. Any impairment loss resulting from the transitional impairment tests will be reflected as the cumulative effects of a change in accounting policy in the first quarter of 2002. The Company is currently in the process of making the determination as to what its reporting units are and what amounts of goodwill, other assets and liabilities should be allocated to those reporting units. The Company will adopt SFAS No. 142 during the first quarter of fiscal 2002, and is in the process of evaluating the impact of implementation on the financial position and results of operations of the Company.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal periods. This statement supersedes SFAS No. 121 “Accounting for the Impairment of Long-lived Assets” and APB Opinion No. 30, however, this statement retains the requirement of Opinion No. 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of (by sale, by abandonment, or in a distribution to owners) or is classified as held for sale. This statement addresses financial accounting and reporting for the impairment of certain long-lived assets and for long-lived assets to be disposed of. The Company adopted SFAS No. 144 during the first quarter of fiscal 2002. The adoption had no material impact on the financial position and results of operations of the Company.

(2)    Inventories

A summary of inventories follows (in thousands):

	December 31,
	2001	2000
Raw materials	$898	$1,443
Work in process	49	122
Finished goods	63	62

	$1,010	$1,627

(3)    Property and Equipment

A summary of property and equipment follows (in thousands):

APPLIED IMAGING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31,
	2001	2000
Equipment	$2,757	$2,855
Demonstration equipment	1,330	1,604
Furnitures and fixtures	692	726

	4,779	5,185
Less accumulated depreciation	3,758	4,058

	$1,021	$1,127

As of December 31, 2001 and 2000, the Company had $14,000 and $41,000 respectively, of equipment under capital lease net of accumulated amortization of $124,000 and $97,000 respectively. Depreciation expense was $622,000, $420,000, and $968,000 for 2001, 2000 and 1999 respectively.

(4)    Accrued Expenses

A summary of accrued expenses follows (in thousands):

	December 31,
	2001	2000
Compensation and related costs	$767	$1,037
Warranty related costs	148	187
Royalties	83	148
Audit, tax, legal and external reporting costs	79	231
Consulting related expenses	22	150
Other	305	893

	$1,404	$2,646

(5)    Debt Obligations

The Company had a £750,000 ($1,087,500) gross and £500,000 ($725,000) net unsecured revolving line of credit with an international bank in the United Kingdom that was guaranteed by the U.S. corporation. The line of credit expired on March 31, 2001. The international bank subsequently provided the Company with a £750,000 ($1,087,500) gross and net zero borrowing facility with various renewals through October 31, 2001. The line of credit expired at that time and the Company had no loans under that facility at December 31, 2001. The Company collateralized various credit card and bank guarantees (used for customs clearance purposes) with cash deposits at the international bank amounting to £169,000 ($245,000) at December 31, 2001.

In September 1999, the Company established a $2.0 million, three-year term loan with Silicon Valley Bank (“SVB”). The loan had monthly principal payments of $55,556 plus interest at SVB prime rate plus one and a quarter percent. In June 2000, the Company expanded the loan agreement to include a $500,000 revolving line of credit.

The Company executed a new one-year loan agreement with SVB on September 28, 2001. This new facility replaced the three-year term loan and the revolving line of credit that had an outstanding balance of $1.2 million on September 28, 2001. The new loan agreement provided the capability to borrow up to $2.0 million based on the level of certain of the Company’s North American accounts receivable and inventories. At December 31, 2001 the Company had used $1.7 million of the facility with $292,000 available but not used. The interest rate on the new facility was 6.75% at December 31, 2001, based on the SVB prime rate plus 2 percent. The loan is collateralized by substantially all of the assets of the U.S. corporation and requires the Company to maintain a minimum level of tangible net worth. The Company was in compliance with the SVB loan covenants through December 31, 2001.

APPLIED IMAGING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As part of the payment terms to Vysis Inc., for the acquisition by the Company of the intellectual and software property related to the former’s cytogenetic imaging instrumentation business, the Company agreed to a note obligation of $750,000 payable in two installments each at 7% interest rate: the first for $500,000 was paid in July 2000 and the second for $250,000 was paid in January 2001.

(6)    Commitments and Contingencies

The Company has various noncancelable operating leases for equipment, vehicles, and facilities expiring through 2006. The facility leases generally contain renewal options for periods ranging from two to five years and require the Company to pay all executory costs such as maintenance, property taxes, and insurance. Rent expense under operating leases aggregated $853,000, $535,000 and $455,000 during 2001, 2000 and 1999, respectively. The Company’s primary lease commitments are for its facilities in the United Kingdom, which aggregate approximately £119,000 ($173,000) per year through 2008, with an option to cancel in July 2003, and for its facilities in Santa Clara, California, which aggregated approximately $589,000 for 2001. The lease on the Santa Clara facilities expired in November 2000 and converted to a month-to-month lease at that time. The Company signed a new lease on the Santa Clara facilities effective April 1, 2001 through August 31, 2004 at a monthly rent of $52,100, including operating expenses.

The Company leased approximately 9,000 square feet in League City, Texas to house the product development and commercial support organizations for the PowerGene® product line. This lease expired in August 2001. Approximately one-third of the space in League City was sub-leased to a third party. The company signed a new lease for approximately 4,400 square feet of office space in the same building in League City effective November 1, 2001 through October 31, 2006 at a monthly rent of $7,000, including operating expenses.

The Company has future minimum lease payments under non-cancelable operating leases amounting to: $882,000 in 2002, $796,000 in 2003, $501,000 in 2004, $84,000 in 2005 and $70,000 in 2006, totaling $2,333,000.

The Company has a capital lease commitment of $14,000 including interest at 10%, which is required to be paid in 2002.

In October 2001, the Company established The Applied Imaging, Corp. Retention Incentive Program (the “Program”) to provide retention incentives to officers and outside directors in the event of a change in control of the Company.

In June 2000, the Company signed a multi-year distribution and product development agreement with Digital Scientific, Ltd, a UK-based designer of software imaging tools. Under the terms of this agreement, the Company has nonexclusive worldwide distribution rights to Digital Scientific’s SmartCapture family of products.

The Company is subject to claims and assessments from time to time in the ordinary course of business. Management does not believe that any such matters, individually or in the aggregate, will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

(7)    Stockholders’ Equity

Common Stock

The Company is authorized to issue 50,000,000 shares of common stock. As of December 31, 2001, there were 15,242,417 shares of common stock outstanding and warrants outstanding to purchase 422,700 shares of common stock at $3.75 per share, 100,000 shares at $3.67 and 128,090 shares at $3.10 per share. These warrants expire in 2005.

Private Placement Transactions

On December 14, 2000, the Company completed a private placement of $3.5 million with the sale of 1,280,908 shares of its common stock to two institutional investors (purchasing for five separate funds) at a purchase price of $2.75 per share. The Company received net proceeds of $3.2 million from the private placement after deducting fees and costs of $0.3 million. The purchase price was negotiated with the investors and represented a discount from the previous day’s closing price of $3.00 per share as reported by the Nasdaq National Market System. Warrants were also

APPLIED IMAGING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

issued to the investors entitling them to purchase an additional 422,700 shares of common stock at an exercise price of $3.75 per share. The Company has assigned a value, determined using the Black-Scholes pricing model, of $747,000 to these warrants, assuming volatility of 75%, a maximum contractual life of five years, a risk-free interest rate of 5.18% and no expected dividends. Additional shares and warrants may be issuable to the investors under anti-dilution provisions of the Stock Purchase Agreement between the Company and the investors, and terms of the warrants issued to the investors.

On November 3, 1999, the Company consummated a private sale of one million shares of its Common Stock to certain accredited investors at a purchase price of $2.00 per share. One of the investors, Tecnicas Medicas, also entered into a distribution agreement for the Company’s products in Spain. The price exceeded the closing price of the Company’s Common Stock as reported on the Nasdaq National Market System. As part of the private placement, the Company recognized deferred revenue of $720,000 to be amortized over 50 months. The total recognized to date is $374,000.

Stock Plans

As of December 31, 2001, 2,662,348 shares of common stock were reserved for issuance under the Company’s 1998 Incentive Stock Option Plan (“1998 Stock Plan”), 3,415,095 shares reserved for issuance under all plans. This represents the maximum aggregate number of shares that remain to be optioned or sold under the 1998 Stock Plan. A total of 1,778,164 options are outstanding at December 31, 2001 under the 1998 Stock Plan (2,517,473 options under all plans). Under the 1998 Stock Plan, stock options may be granted to Board members, officers, key employees, and consultants at the fair market value of the common stock at the date of the grant, as determined by the Board. Options are exercisable over 10 years from the date of grant, and typically vest ratably over 4 years. An amendment of the Company’s 1998 Stock Plan was approved by the Company’s stockholders on May 16, 2001 to increase the total number of shares authorized for issuance under the 1998 Stock Plan to 2,850,000 shares, an increase of 950,000 shares. As of December 31, 2001, there were 884,184 options available for grant under the 1998 Stock Plan.

In October 1998, the Company’s 1988 Amended and Restated Incentive Stock Option Plan (“1988 Stock Plan”), expired. No options were granted after October 1998. As of December 31, 2001, 639,309 options were outstanding under the 1988 Plan.

In 1994, the Company enacted a Directors Option Plan designed to encourage participation on the Company’s Board. Under this plan, 10,000 shares per year are automatically granted to non-employee directors. The terms of the plan allow the granting of stock options upon initial election to the Board and for each subsequent term on the Board. As of December 31, 2001 there were 113,438 shares reserved for issuance under this plan and a total of 100,000 options have been granted and are outstanding at December 31, 2001.

On February 2, 1998, the Company’s Board of Directors approved an amendment to reprice options outstanding under the Company’s 1988 Stock Option Plan with exercise prices over $3.00 per share. On February 2, 1998, holders of such options were offered the choice of retaining their existing options without amendment or accepting the amendment of their stock options. The exercise price of the amended options is $2.44 per share, which equals the fair market value of the Company’s common stock on February 2, 1998. Vesting of the amended options occurs over four years and begins on February 2, 1998. Holders of the options had until March 30, 1998 to make an irrevocable decision to either retain their existing options without amendment or accept the amendment to their options. The amendment of the options is treated for accounting purposes as if the Company cancelled the existing options and issued new options with the lower exercise price and new vesting schedule. The compensation expense measured for the difference between the fair value of the Company’s common stock on the date employees elected to accept new repriced options and the exercise price of the repriced options ($2.44 per share) was not significant.

A summary of the status of the Company’s stock option activity for the years ended December 31, 2001, 2000 and 1999, is as follows:

APPLIED IMAGING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Shares		Weighted- average exercise price	Weighted- average fair value
Outstanding at December 31, 1998	1,787,405		$2.32
Granted	377,500		0.99	$0.48
Cancelled	(170,837)		2.34
Exercised	(5,500)		1.80

Outstanding at December 31, 1999	1,988,568		$2.10
Granted	670,300		3.64	$1.77
Cancelled	(247,724)		2.22
Exercised	(398,753	)(a)	2.15

Outstanding at December 31, 2000	2,012,391		$2.59
Granted	735,000		2.68	$1.36
Cancelled	(196,018)		3.50
Exercised	(33,900)		1.71

Outstanding at December 31, 2001	2,517,473		2.56

(a)	Includes 467 options exercised in 2000 but shares issued in 2001

The following table summarizes information about stock options outstanding as of December 31, 2001:

	Options Outstanding			Options Exercisable
Range of exercise prices	Number of options	Weighted average remaining contractual life	Weighted average exercise price	Number of options	Weighted average exercise price
From $0.72 to $1.19	229,300	7.69 years	$1.06	141,819	$1.05
From $1.25 to $1.80	196,750	4.40 years	1.73	176,750	1.76
From $1.85 to $1.88	411,163	7.57 years	1.87	305,163	1.88
From $2.03 to $2.44	620,247	7.15 years	2.40	428,398	2.41
From $2.75 to $3.44	663,013	8.44 years	3.05	133,716	2.93
From $3.63 to $4.03	397,000	8.56 years	3.97	122,417	3.97

	2,517,473			1,308,263

The number of options exercisable increased 226,527 from December 31, 2000 to December 31, 2001 and 163,035 from December 31, 1999 to December 31, 2000.

Employee Stock Purchase Plan

On June 19, 1996, the Board adopted, effective upon the closing of the IPO, the Company’s Employee Stock Purchase Plan (the “Plan”) which has a term of 10 years whereby eligible employees may purchase common stock through payroll deductions of up to 10% of compensation, at a per share price of 85% of the fair market value of the Company’s common stock on the enrollment date or the exercise date six months later, whichever is lower. As of December 31, 2001 there were 144,578 shares issued and 55,422 shares reserved for issuance under the Plan. There were 67,114 shares issued under the Plan in 2001.

Accounting for Stock-Based Compensation

        In 1996, the Company recorded a deferred charge of $1,473,000, representing the difference between the exercise price and the deemed fair value of the Company’s common stock for 246,750 shares subject to common stock options

APPLIED IMAGING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

granted in the 12-month period preceding the IPO. As of December 31, 2001, all related deferred stock compensation has been amortized to compensation expense.

The Company has adopted the pro forma disclosure provisions of SFAS No. 123 for the 1998 Stock Plan and Employee Stock Purchase Plan. The fair value of the stock options granted to employees is calculated using the Black-Scholes option pricing model as of the date of grant. Had compensation cost for the Company’s stock-based compensation plans been determined in a manner consistent with the fair value approach described in SFAS No. 123, the Company’s net loss and pro forma net loss per share as reported would have been increased to the pro forma amounts indicated below (in thousands, except per share data):

	December 31,
	2001	2000	1999
Net loss:
As reported	$(3,532)	$(4,193)	$(6,009)
Pro forma	(4,106)	(4,542)	(6,886)
Net loss per share:
As reported:
Basic and diluted	(0.23)	(0.31)	(0.50)
Pro forma
Basic and diluted	(0.27)	(0.33)	(0.58)

The fair value of each option is estimated on the date of grant using the fair value method with the following weighted-average assumptions:

	2001	2000	1999
Risk-free interest rate	4.5%	6.0%	6.0%
Expected life (in years)	3	3	3
Dividend yield	—	—	—
Expected volatility	60%	60%	60%

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

APPLIED IMAGING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accounts receivable	$209
Inventories	194
Other assets	10
Property and equipment	229
Liabilities	(135)
Goodwill	578

Total purchase price	$1,085

On July 16, 1999, the Company acquired the intellectual and software property related to the cytogenetic imaging instrumentation business of Vysis Inc. The acquisition was accounted for as a purchase. The consideration paid was $2,350,000 consisting of a cash payment of $1.0 million, $500,000 in cash paid in July 2000, $250,000 in cash paid in January 2001 and 497,368 shares of the Company’s common stock issued at $1.206 per share. The installment payments bear interest at the annual rate of seven percent. The interest is due and payable at the time the installment is due. In addition, the Company recorded a liability of approximately $100,000 for the estimated costs associated with certain warranties and service contracts that the Company has taken responsibility for. In addition, the Company incurred approximately $32,000 in legal expenses directly related to this acquisition. The Company has recorded goodwill of $2,482,000 and is amortizing the goodwill over ten years.

(9)    Other Income (Expense), Net

The components of other income (expense), net are as follows (in thousands):

	December 31,
	2001	2000	1999
Interest income	$179	$337	$472
Interest expense	(189)	(296)	(128)
Gain (loss) on foreign exchange	1	(208)	(154)
Provision for income taxes	(16)	(10)	(31)
Miscellaneous income (expense)	7	37	(1)

	$(18)	$(140)	$158

(10)    Income Taxes

The Company has not recorded an income tax benefit in 2001, 2000 and 1999 due to the recording of a valuation allowance as an offset to net deferred tax assets. A valuation allowance is provided due to uncertainties surrounding the realization of deferred tax assets due to the history of operating losses incurred by the Company.

APPLIED IMAGING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred tax assets (liabilities) consist of the following (in thousands):
	December 31,
	2001	2000
Deferred tax assets
Bad debt reserve	$66	$74
Inventory reserve	118	146
Depreciation & amortization	(48)	54
Other deferreds	851	488
Accrued expenses	223	355
Net operating loss carryforwards	12,338	11,490
Business credit carryforwards	1,290	1,494

Total gross deferred assets	14,838	14,101
Valuation allowance	(14,838)	(14,101)

Net deferred tax assets	$—	$—

The valuation allowance increased $737,000 from December 31, 2000 to December 31, 2001 and $1,971,000 from December 31, 1999 to December 31, 2000, respectively.

As of December 31, 2001, the Company had net operating loss carryforwards for U.S. federal, California and foreign tax return purposes of approximately $33.0 million, $10.4 million and $1.5 million respectively. In addition, the Company has federal and state credit carryforwards of approximately $814,000 and $720,000 available to offset future tax liabilities. The Company’s federal net operating loss carryforwards, as well as credit carryforwards, will expire at various dates beginning in 2004 through 2021 if not utilized. The Company’s state net operating loss carryforwards expire in the years between 2002 and 2011.

Under the Internal Revenue code, the amounts of the benefits from net operating loss carryforwards may be impaired or limited in certain circumstances. Events which cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50%, as defined, over a three year period.

(11)    Employee Benefit Plans

In January 1994, the Company implemented a retirement savings and investment plan that is intended to qualify under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”) covering all of the Company’s United States-based employees. An employee may elect to defer, in the form of contributions to the 401(k) Plan on his or her behalf, up to 15% of the total compensation that would otherwise be paid to the employee, not to exceed the amount allowed by applicable Internal Revenue Service guidelines. The Company matches 100% of the amounts deferred by the employee participants up to 3% of such employee’s total compensation and such matching amounts vest over a three-year period from the initial participation date. The Company contributed $63,000, $72,000 and $72,000 in 2001, 2000 and 1999, respectively.

The Company’s United Kingdom-based employees are covered by retirement savings plans (the International Retirement Plans). Under such plans, an employee may elect to make contributions of 3.5% of such employee’s earnings. Amounts contributed by the Company range from 5.5% to 10.5% of such employee’s earnings. During 2001, 2000 and 1999, respectively, the Company made contributions to the Internal Retirement Plans totaling $61,000, $66,000 and $63,000, respectively.

APPLIED IMAGING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(12)    Segment and Foreign Operations

The Company operates in one segment. The Company’s chief operating decision maker is considered to be the Company’s Chief Executive Officer (“CEO”). The CEO reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. The consolidated financial information is identical to the information presented in the accompanying consolidated statements of operations. The following table represents revenues by geographic area (in thousands):

	North America	International- Principally Europe	Consolidated
Revenues
2001	$11,068	$7,469	$18,537
2000	9,277	7,412	16,689
1999	5,717	8,471	14,188
Identifiable Assets
2001	$9,704	$4,393	$14,097
2000	11,586	7,856	19,442
1999	10,736	9,008	19,744

No single customer accounted for greater than 10% of revenues or accounts receivable in any period reported.

(13)    Restructuring

To focus the Company on the execution of its sales and marketing strategy and to transition from working in fetal cell research to work in cancer metastasis, and to reduce operating costs, the Company eliminated 15 positions in 1999 at both its United States and United Kingdom facilities. The Company recorded a net restructuring charge for the year of $818,000. The charge is related to the severance costs of the terminated employees ($516,000) and certain costs ($302,000) associated with discontinued products. In December 1999, the Company decided to exit the RxFish reagent business and this resulted in the $302,000 restructuring charge, consisting of $234,000 in costs to be paid to contracted researchers, $48,000 in prepaid license fee and $20,000 in inventory write-off. As of December 31, 2001 all amounts have been paid against the liability related to the termination benefits for the terminated employees and $289,000 has been paid against the discontinued product liability. The final payments of $13,000 are expected to be paid in 2002.

The following table summarizes the restructuring reserve balances through December 31, 2001 (in thousands):

Restructuring Costs
Restructuring charge taken in 1999	$818
Cash payments	(234)
Non cash charges	(68)

Restructuring reserve balances at December 31, 1999	516
Cash payments	(349)
Non cash charges	(25)

Restructuring reserve balances at December 31, 2000	142
Cash payments	(129)

Restructuring reserve balances at December 31, 2001	$13

APPLIED IMAGING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(14)    Quarterly Financial Data (unaudited)

The following tables summarize the quarterly financial data for the last two fiscal years (in thousands, except per share data):

	Fiscal 2001 Quarter Ended
	March 31,	June 30,	September 30,	December 31,
Total revenues	$3,930	$4,528	$4,827	$5,252
Operating income (loss)	(1,811)	(875)	(857)	29
Net income (loss)	(1,762)	(868)	(932)	30
Net loss per share—basic and diluted	(0.12)	(0.06)	(0.06)	0.00

	Fiscal 2000 Quarter Ended
	March 31,	June 30,	September 30,	December 31,
Total revenues	$3,693	$4,343	$4,006	$4,647
Operating loss	(1,185)	(568)	(939)	(1,361)
Net loss	(1,282)	(544)	(946)	(1,421)
Net loss per share—basic and diluted	(0.10)	(0.04)	(0.07)	(0.10)

(15)    Subsequent Events

On January 31, 2002, the Company completed a private placement of 571,500 shares of its common stock to an institutional investor (purchasing for three separate funds) at a purchase price of $1.75 per share. Additional shares may be issuable to the investors under certain provisions of the Stock Purchase Agreement between the investors and the Company. Subject to the occurrence of certain events, beginning July 29, 2002, each investor shall be entitled to a warrant exercisable for a number of shares of the Company’s common stock equal to the number of shares of common stock purchased in the January 31 financing. The warrants would be exercisable for four years from issuance at a price of $2.25 per share.

In January 2002, the Company instituted a series of actions to rationalize its operations to provide a lower operating cost. The Company is closing its League City, Texas office and consolidating its manufacturing and engineering facilities. This is expected to result in a reduction in the Company’s operating expenses, beginning in the second quarter of 2002.

APPLIED IMAGING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

PART III

Certain information required by Part III is omitted from this Report on Form 10-K in that the Registrant will file a definitive proxy statement within 120 days after the end of its fiscal year pursuant to Regulation 14A with respect to the 2002 Annual Meeting of Stockholders (the “Proxy Statement”) and certain information included therein is incorporated herein by reference.

Item 10.    Directors and Executive Officers of the Registrant

The information required by this item relating to directors and executive officers is incorporated by reference to the information under the caption “Proposal No. 1—Election of Directors” and “Executive Officers”, respectively, in the Proxy Statement.

Item 11.    Executive Compensation

The information required by this item is incorporated by reference to the information under the caption “Executive Compensation” in the Proxy Statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

The information required by this item is incorporated by reference to the information under the caption “Record Date and Stock Ownership” in the Proxy Statement.

Item 13.    Certain Relationships and Related Transactions

The information required by this item is incorporated by reference to the information under the caption “Certain Transactions” in the Proxy Statement.

PART IV

Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  1.  Financial Statements

The following Financial Statements of Applied Imaging Corp. and Report of PricewaterhouseCoopers LLP, have been provided as Item 8, above:

       2.  Financial Statement Schedule

The financial statement schedule entitled “Valuation and Qualifying Accounts” is included at page 51 of this Form 10-K.

All other schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or the notes thereto.

       3.  Exhibits

Refer to (c) below.

(b)  Reports on Form 8-K

There were no reports filed on Form 8-K during the year ended December 31, 2001.

(c)  Exhibits

Exhibit No.	Description
3.1(1)	Restated Certificate of Incorporation of the Registrant.

3.2(2)	Bylaws of the Registrant as amended.

3.3*	Certificate of Amendment of the Certificate of Incorporation of the Registrant.

4.1(1)	Specimen Common Stock Certificate.

4.3(3)
Preferred Shares Rights Agreement dated as of May 29, 1998, between the Registrant and Norwest Bank Minnesota, N.A. including the form of Rights Certificate, the Certificate of Designation and the summary of Rights attached thereto as Exhibits A, B, and C, respectively.

10.1(1)	Form of Indemnification Agreement for directors and officers.

10.2(b)(4)	1998 Incentive Stock Option Plan and form of Stock Option Agreement thereunder.

10.4(1)	Employee Stock Purchase Plan.

10.5(1)	Amended and Restated Registration Rights Agreements.

10.9(12)	Lease dated July 1998 between Bio Science Center and Applied Imaging International Ltd.

10.18(1)	Development Agreement dated February 5, 1996 between EM Industries and Registrant.

10.21(2)	License Agreement dated October 24, 1997 between Cambridge University and the Registrant.

10.23(b)(5)	Stock and Warrant Purchase Agreement dated May 22, 1997 between the registrant and certain investors

10.24(6)	Form of Stock Purchase Agreement between the Registrant and certain investors used in connection with sales of Common Stock on July 7 and July 15, 1998.

10.25(7)	Asset Purchase, License and Distribution Agreement between the Company and Vysis, Inc. dated July 16,1999.

10.26(8)	Form of Stock Purchase Agreement between Applied Imaging Corp. and certain investors dated October 27, 1999 and October 29, 1999.

10.27(9)	Form of Stock Purchase Agreement between Applied Imaging Corp. and certain investors, dated December 13, 2000.

10.28(10)	Form of Warrant between Applied Imaging Corp. and certain investors, dated December 14, 2000.

10.34(13)	Lease renewal to the Registrant’s headquarters in Santa Clara, CA dated April 10, 2001.

10.35(13)	Loan Modification Agreement dated June 21, 2001 between Registrant, Applied Imaging International Limited and Silicon Valley Bank.

10.36(14)	Loan and Security Agreement dated September 28, 2001 between Registrant and Silicon Valley Bank.

10.37(14)	Amendment to Loan Documents dated September 28, 2001between Registrant and Silicon Valley Bank.

10.38	Intellectual Property Mortgage and Security Agreement dated September 28, 2001 between Registrant and Silicon Valley Bank.

10.39*	Employment Letter Agreement dated October 19, 2001 between the Company and Carl Hull.

10.40*	Employment Letter Agreement dated October 19, 2001 between the Company and Jack Goldstein.

10.41*	Form of Employment Letter Agreement dated October 19, 2001 between the Company and its Vice Presidents.

10.42*	Retention Agreement

21.1(1)	List of Subsidiaries of the Registrant.

23.1	Consent of PricewaterhouseCoopers LLP, Independent Accountants.

24.1*	Power of Attorney.

*	Previously filed.
(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 filed on June 24, 1996, as amended, and incorporated herein by reference.
(2)	Filed as an exhibit to the Company’s Form 10-K405 for the year ending December 31, 1997 and incorporated herein by reference.
(3)	Filed as exhibit 3 to the Registrant’s Report on Form 8-A12G filed with the Commission on June 5, 1998 and incorporated herein by reference.

(4)	Filed as exhibit 4.1 to the Registrant’s Report on Form S-8 filed with the Commission on June 26,1998 and incorporated herein by reference.
(5)	Filed as exhibit 10.1 to the Registrant’s Report on form 8-K filed with the Commission on June 4, 1997 and incorporated herein by reference.
(6)	Filed as exhibit 10.1 to the Registrant’s Report on Form 8-K filed with the Commission on July 28, 1998 and incorporated herein by reference.
(7)	Filed as exhibit 2.1 to the Registrant’s Report on Form 8-K filed with the Commission on July 30, 1999 and incorporated herein by reference.
(8)	Filed as exhibit 4.2 to the Registrant’s Report on Form S-3 filed with the Commission on January 25, 2001 and incorporated herein by reference.
(9)	Filed as exhibit 4.3 to the Registrant’s Report on Form S-3 filed with the Commission on January 25, 2001 and incorporated herein by reference.
(10)	Filed as exhibit 4.4 to the Registrant’s Report on Form S-3 filed with the Commission on January 25, 2001 and incorporated herein by reference.
(11)	Filed as exhibit 10.8(b) to the Registrant’s Form 10-K405 for the year ending December 31, 1998 and incorporated herein by reference.
(12)	Filed as exhibit 10.9 to the Registrant’s Form 10-K405 for the year ending December 31, 1998 and incorporated herein by reference.
(13)	Filed as an exhibit to the Registrant’s Report on Form 10-Q filed with the Commission on August 8, 2001 and incorporated herein by reference.
(14)	Filed as an exhibit to the Registrant’s Report on Form 10-Q filed with the Commission on November 13, 2001 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APPLIED IMAGING CORP.

By:	/s/ CARL HULL*
Carl Hull President and Chief Executive Officer

By:	/s/ BARRY HOTCHKIES
Barry Hotchkies Vic e President, Chief Financial Officer

Date: July 24, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signatures	Title	Date

/s/ CARL HULL* (Carl Hull)	Chief Executive Officer and Director (Principal Executive Officer)	July 24, 2002

/s/ BARRY HOTCHKIES (Barry Hotchkies)	Chief Financial Officer (Principal Accounting Officer)	July 24, 2002

/s/ JOHN F. BLAKEMORE, JR.* (John F. Blakemore, Jr.)	Director	July 24, 2002

/s/ JACK GOLDSTEIN* (Jack Goldstein)	Director and Chairman of the Board	July 24, 2002

/s/ ANDRE MARION* (Andre Marion)	Director	July 24, 2002

/s/ G. KIRK RAAB* (G. Kirk Raab)	Director	July 24, 2002

/s/ PABLO VALENZUELA* (Pablo Valenzuela)	Director	July 24, 2002

*By:	/s/ BARRY HOTCHKIES
(Barry Hotchkies) Attorney-in-fact

APPLIED IMAGING CORP.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

	Balance at Beginning of Year	Charged to Costs and Expenses	Write-offs Net of Recoveries	Balance at End of Year
Allowance for doubtful accounts
Year ended December 31, 2001	$289	$—	$(67)	$222

Year ended December 31, 2000	$251	$162	$(124)	$289

Year ended December 31, 1999	$162	$89	$—	$251