Form 10-Q
period 2002-06-30
APPLIED IMAGING CORP
filed 2002-08-13
CIK 816066

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the Quarterly Period ended June 30, 2002

OR

☐	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the 90 days.         Yes ☒            No ☐

As of August 8, 2002 there were 15,885,281 shares of the Registrant’s Common Stock outstanding.

APPLIED IMAGING CORP.

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

APPLIED IMAGING CORP. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands)

	June 30, 2002	December 31, 2001
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,806	$2,538
Restricted cash	246	245
Short-term investments	—	652
Trade accounts receivable, net	7,467	5,684
Inventories	1,157	1,010
Prepaid expenses/other current assets	477	547

Total current assets	12,153	10,676
Property and equipment, net	955	1,021
Goodwill, net	2,364	2,344
Other assets	56	56

Total assets	$15,528	$14,097

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,067	$1,758
Accrued expenses	1,615	1,404
Bank debt	1,973	1,687
Capital lease obligation	2	14
Deferred revenue, current	2,690	2,779

Total current liabilities	8,347	7,642
Deferred revenue, non-current	315	396

Total liabilities	8,662	8,038

Stockholders’ equity:
Common stock	16	15
Additional paid-in capital	49,228	48,154
Deferred stock compensation	(7)	(7)
Accumulated other comprehensive loss	(367)	(365)
Accumulated deficit	(42,004)	(41,738)

Total stockholders’ equity	6,866	6,059

Total liabilities and stockholders’ equity	$15,528	$14,097

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APPLIED IMAGING CORP. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(in thousands, except per share data)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Revenues	$5,319	$4,528	$10,318	$8,458
Cost of revenues	2,040	1,793	3,886	3,736

Gross profit	3,279	2,735	6,432	4,722

Operating expenses:
Research and development	856	1,029	1,678	1,964
Sales and marketing	1,700	1,812	3,436	3,838
General and administrative	634	692	1,331	1,451
Amortization of goodwill	—	77	—	155
Restructuring	—	—	222	—

Total operating expenses	3,190	3,610	6,667	7,408

Operating income (loss)	89	(875)	(235)	(2,686)
Other income (expense), net	26	7	(31)	56

Net income (loss)	115	(868)	(266)	(2,630)
Other comprehensive income (loss)
Change in unrealized loss on short-term investments	—	2	(2)	6

Comprehensive income (loss)	$115	$(866)	$(268)	$(2,624)

Net income (loss) per share
—basic	$0.01	$(0.06)	$(0.02)	$(0.17)

—diluted	$0.01	$(0.06)	$(0.02)	$(0.17)

Weighted average shares outstanding
—basic	15,851	15,184	15,739	15,167

—diluted	16,229	15,184	15,739	15,167

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APPLIED IMAGING CORP. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six months ended June 30,
	2002	2001
Cash flows from operating activities:
Net loss	$(266)	$(2,630)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	297	434
Provision for doubtful accounts	(10)	50
Amortization related to deferred stock compensation	—	2
Loss on sale of fixed assets	61	—
Changes in operating assets and liabilities:
Trade accounts receivable	(1,773)	898
Inventories	(147)	162
Prepaid expenses/other current assets	70	100
Accounts payable	309	(34)
Accrued expenses	211	(877)
Deferred revenue	(170)	509

Net cash used in operating activities	(1,418)	(1,386)

Cash flows from investing activities:
Purchase of short-term investments	—	(9,082)
Proceeds from sale and maturities of investments	650	8,702
Goodwill	(20)	—
Purchases of equipment	(292)	(264)
Other assets	—	(21)

Net cash provided by (used in) investing activities	338	(665)

Cash flows from financing activities:
Net proceeds from issuance of common stock	1,075	61
Restricted cash	(1)	(430)
Bank and other loan proceeds	5,855	—
Bank and other loan payments	(5,567)	(596)
Capital lease payments, principal portion	(14)	—

Net cash provided by (used in) financing activities	1,348	(965)

Net increase (decrease) in cash and cash equivalents	268	(3,016)
Cash and cash equivalents at beginning of period	2,538	4,447

Cash and cash equivalents at end of period	$2,806	$1,431

Supplemental disclosure of non-cash investing and financing activities:
Deferred stock compensation	$—	$(18)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APPLIED IMAGING CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1—Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of Applied Imaging Corp. and subsidiaries (the “Company”, “we”, “us”, “our”) for the three and six months ended June 30, 2002 and 2001. These financial statements are unaudited and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of our financial position, operating results and cash flows for those interim periods presented. The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of results to be expected for the fiscal year ending December 31, 2002. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, for the year ended December 31, 2001, contained in our 2001 annual report on Form 10-K.

Liquidity:    We expect negative cash flow from operations to continue through at least 2002, as we continue the development of our SPOT™ and Ariol™ systems, conduct clinical trials required for FDA clearance of new products, expand our marketing, sales and customer support capabilities, and add additional administrative infrastructure. In January 2002, we raised approximately $1.0 million with a private placement of 571,500 shares of our common stock at a price of $1.75 per share. The private placement also included the issuance, in July 2002, of warrants exercisable for 571,500 shares of our common stock at an exercise price of $2.25 per share. In addition, in January 2002, we instituted a series of actions to rationalize our operations to provide a lower operating cost. We are closing our League City, Texas office and have consolidated our manufacturing and engineering facilities. As a result of these actions, we currently estimate that our capital resources will enable us to meet our short-term capital needs through at least 2002.

However, expenditures required to achieve our plans may be greater than projected or the cash flow generated from operations may be less than projected. As a result, our long-term capital needs may require us to try to obtain additional funds through equity or debt financing, collaborative or other arrangements with other companies, bank financing and other sources. We have expended and will continue to expend substantial amounts of money for research and development, preclinical testing, planned clinical investigations, capital expenditures, working capital needs and manufacturing and marketing of our products. Our future research and development efforts, in particular, are expected to include development of additional applications of our current cytogenetic products and additional applications for the SPOT™ and Ariol™ systems, which may require additional funds.

There can be no assurance that we will be able to obtain additional funding when needed or on terms acceptable to us. If adequate and acceptable funding is not available, we could be required to delay development or commercialization of certain products, to license to third parties the rights to commercialize certain products or technologies that we would otherwise seek to commercialize internally, or to reduce the marketing, customer support, or other resources devoted to product development. Our failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on our business, results of operations and financial condition.

We have a one-year loan agreement with Silicon Valley Bank (SVB) that was effective beginning on September 28, 2001. The loan agreement provides the capability to borrow up to $2 million based on the level of certain of our North American accounts receivable and inventories. At June 30, 2002 we had used $1,973,000 of the facility with $27,000 available but not used. The interest rate on the facility was 6.75% at June 30, 2002, computed as the SVB prime rate plus 2 percent. The loan is collateralized by substantially all of the assets of the U.S. corporation and requires us to maintain a minimum level of tangible net worth amounting to $2,000,000 at June 30, 2002. Other loan covenants include the need to maintain insurance on our property, monthly reporting to SVB, the need to obtain SVB approval for any extraordinary action and a limitation on the U.S. corporation’s ability to transfer more than $600,000 to a subsidiary. We were in compliance with the SVB loan covenants as of June 30, 2002.

We collateralize various credit card, and bank guarantees (used for customs clearance purposes) with cash deposits at an international bank in the United Kingdom. This amounted to £157,000 ($246,000) at June 30, 2002.

NOTE 2—Inventories (in thousands)

Balance as of	June 30, 2002	December 31, 2001
Raw materials	$1,123	$898
Work in process	6	49
Finished goods	28	63

Total	$1,157	$1,010

NOTE 3—Income (loss) per share

The computation of basic and diluted net income (loss) per share (EPS) for the three and six months ended June 30, 2002 and June 30, 2001 is determined by dividing net income (loss) as reported as the numerator by the number of shares included in the denominator as shown in the following table (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Weighted average shares outstanding—basic	15,851	15,184	15,739	15,167
Dilutive shares—stock options	378	—	—	—

Weighted average shares outstanding—diluted	16,229	15,184	15,739	15,167

Securities excluded from the computation of EPS because their effect on EPS was antidilutive, but could dilute basic EPS in future periods are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
Balance as of	2002	2001	2002	2001
Options	1,059	2,456	2,980	2,456
Warrants	651	651	651	651

Total	1,710	3,107	3,631	3,107

NOTE 4—Goodwill

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets,” which establishes financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, “Intangible Assets”. The Company has adopted SFAS No. 142 beginning with the first quarter of fiscal 2002. SFAS 142 requires that goodwill and intangible assets that have indefinite useful lives will not be amortized but rather they will be tested at least annually for impairment. Intangible assets that have finite useful lives will continue to be amortized over their useful lives. The goodwill test for impairment consists of a two-step process that begins with an estimation of the fair value of a reporting unit. The first step is a screen for potential impairment and the second step measures the amount of impairment, if any. SFAS 142 requires an entity to complete the first step of the transitional goodwill impairment test within six months of adopting the Statement. The Company has completed the adoption of SFAS 142 and has determined that no impairment of the recorded goodwill exists.

The following table reconciles the Company’s fiscal 2002 and 2001 second quarter and first half net income (loss), net income (loss) per share—basic and diluted adjusted to exclude goodwill amortization pursuant to SFAS No. 142 to amounts previously reported (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Reported net income (loss)	$115	$(868)	$(266)	$(2,630)
Add back: goodwill amortization	—	77	—	155

Adjusted net income (loss)	$115	$(791)	$(266)	$(2,475)

Basic net income (loss) per share:
—as reported	$0.01	$(0.06)	$(0.02)	$(0.17)
—adjusted	$0.01	$(0.05)	$(0.02)	$(0.16)
Diluted net income (loss) per share
—as reported	$0.01	$(0.06)	$(0.02)	$(0.17)
—adjusted	$0.01	$(0.05)	$(0.02)	$(0.16)

NOTE 5—Restructuring

In January 2002, we instituted a series of actions to rationalize our operations to provide a lower operating cost. We consolidated our manufacturing and engineering facilities and are closing our League City, Texas office. We recorded a restructuring charge of $222,000 in the first quarter of 2002 that was reflected in the Condensed Consolidated Statement of Operations and Comprehensive Loss as a separate line item under operating expenses. This charge is related to the costs of terminating 12 employees (five in engineering, three in manufacturing, two in administration and two in sales and support) and closing the League City, Texas office. The following table summarizes the costs that were charged and whether they were cash or non-cash charges (in thousands):

Description		Note
Employee separation costs	$132	All cash charges

League City office closure costs	90	$40 of cash charges and $50 of non-cash charges

Total costs	$222

Reserve balance at March 31, 2002	$63

Cash payments	(35)

Reserve balance at June 30, 2002	$28	Expected to be paid in 2002

NOTE 6—Recent Accounting Pronouncements

In June 2002, the FASB issued SFAS No. 146, “Accounting for Exit or Disposal Activities” (“SFAS 146”). SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The scope of SFAS 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002 and early application is encouraged. The Company will adopt SFAS 146 during the first quarter ending March 31, 2003. The provisions of EITF No. 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of EITF No. 94-3 prior to the adoption of SFAS 146. The effect on adoption of SFAS 146 will change on a prospective basis the timing of when restructuring charges are recorded from a commitment date approach to when the liability is incurred.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the attached condensed consolidated financial statements and notes, and with our audited financial statements and notes for the fiscal year ended December 31, 2001.

This quarterly report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements relating to operating performance, the adequacy of our current capital resources and the timing of future capital requirements. Our actual results could differ materially from those predicted in the forward-looking statements as a result of risks and uncertainties including, but not limited to, those discussed in this quarterly report and those discussed under “Item 1—Business, Additional Factors That Might Affect Future Results,” and under “Item 7—Management’s Discussion And Analysis Of Financial Condition And Results Of Operations; Factors that May Affect Future Results,” commencing on pages 8 and 21, respectively, in our Annual Report on Amendment No. 1 to Form 10-K/A for the fiscal year ended December 31, 2001. These risks and uncertainties include, but are not limited to, competition, continued adverse changes in general economic conditions in the United States and internationally, adverse changes in the specific markets for our products, adverse changes in customer order patterns, pricing pressures, risks associated with foreign operations, delay or failure to launch new products and failure to reduce costs or improve operating efficiencies. You should not rely on these forward-looking statements, which reflect our position as of the date of this report. We are under no obligation to revise or update any forward-looking statements.

Results of Operations

Revenues.    Our revenues are derived primarily from the sale of products, service contracts, software maintenance and grant revenues. Revenues for the three and six months ended June 30, 2002 were $5.3 million and $10.3 million, respectively, compared to $4.5 million and $8.5 million for the corresponding periods in 2001. This 17% and 22% increase in revenues in the quarter and first half, respectively, was due primarily to increased sales volume of our MDS™ and SPOT™ systems, which were $0.6 million in the quarter and $1.3 million in the first half compared to no sales in the second quarter of 2001 and $0.1 million of sales in the first half of 2001. The SPOT™ genetic analysis system is a new product that was introduced in the second quarter of 2002. Sales of the SPOT™ system are expected to continue to favorably impact the growth of overall revenues through at least the end of 2002.

Sales of systems were $4.1 million and $8.0 million in the three and six months ended June 30, 2002, respectively, compared to $3.4 million and $6.3 million for the corresponding periods in 2001. This 21% and 26% increase in revenues in the quarter and first half, respectively, was due primarily to increased sales volume of our MDS™ and SPOT™ systems discussed above.

Service contract, software maintenance and grant revenues were $1.2 million and $2.4 million in the three and six months ended June 30, 2002, respectively, compared to $1.1 million and $2.1 million for the corresponding periods in 2001. The slower growth of service contract, software maintenance and grant revenues (7% in the second quarter and 10% in the first half) was due primarily to the completion of a grant project in 2001. Grant revenues were zero in the second quarter and first half of 2002 and amounted to $85,000 in the second quarter of 2001 and $149,000 in the first half of 2001.

Cost of revenues.    Cost of revenues includes direct material and labor costs, manufacturing overhead, installation costs, warranty-related expenses and post-warranty service and application support expenses. Costs of revenues for the three and six months ended June 30,

2002 were $2.0 million and $3.9 million, respectively, compared to $1.8 million and $3.7 million for the corresponding periods in 2001. The increase in cost of revenues was due primarily to the increase in sales discussed above. Cost of revenues, as a percentage of total revenues, for the three and six months ended June 30, 2002 were 38% compared to 40% and 44% for the corresponding prior year periods. The decrease is primarily due to favorable product mix.

Research and development expenses.    Research and development expenses for the three and six months ended June 30, 2002 were $0.9 million and $1.7 million, respectively, compared to $1.0 million and $2.0 million for the comparative prior year periods. The decrease over the prior year periods is primarily due to the consolidation of our software support operations in January 2002 resulting in the elimination of five personnel positions.

Sales and marketing expenses.    Sales and marketing expenses for the three and six months ended June 30, 2002 were $1.7 million and $3.4 million, respectively, compared to $1.8 million and $3.8 million for the comparative prior year periods. For the second quarter, the decrease is primarily related to reduced personnel expenses in the U.S. caused by timing of hiring for open positions. For the first half, the decrease is primarily related to reduced international sales expenses ($183,000), reduced personnel expenses in the U.S. caused by timing of hiring for open positions ($82,000) and reduced travel expenses in the U.S. ($77,000.) Included in the sales and marketing expenses for the first half of 2002 was $108,000 for the termination of an under-performing sales distributor in Europe. Sales and marketing expenses are expected to increase from the current level through the end of 2002 due to higher sales commission expenses.

General and administrative expenses.    General and administrative expenses for the second quarter and first half of 2002 were $634,000 and $1.3 million, respectively, compared to $692,000 and $1.5 million in the comparative prior year periods. The decreases in the second quarter and first half of 2002 versus 2001 are due primarily to reduced expenditures on our investor relations program and annual report preparation.

Amortization of goodwill.    Amortization of goodwill amounted to $77,000 and $155,000 for the second quarter and first half of 2001, respectively, with no such expenses in the second quarter and first half of 2002. With the adoption of SFAS 142 in 2002, our goodwill is no longer being amortized in 2002. The amortization expenses in 2001 represent the amortization of goodwill resulting from the acquisition of the cytogenetic imaging business of Vysis, Inc. in July 1999 and the acquisition of the United States-based PowerGene® business of Perceptive Scientific Instruments, LLC in July 2000.

Restructuring costs.    In January 2002, we instituted a series of actions to rationalize our operations to provide a lower operating cost while increasing efficiencies. We are closing our League City, Texas office and have consolidated our manufacturing and engineering facilities. We recorded a restructuring charge of $222,000 in the first quarter and first half of 2002 that was due to the costs of terminating 12 employees ($132,000—five employees in engineering, three in manufacturing, two in administration and two in sales and support) and closing the League City, Texas office ($90,000.) There were no restructuring costs in the second quarter of 2002 and first half of 2001.

Other income (expense), net.    There was $31,000 of other expense in the first half of 2002 primarily comprised of $43,000 of net interest expense and $24,000 of foreign currency gains incurred in the translation of various balance sheet items from foreign currencies into the U.S. dollar. The $56,000 of other income in the first half of 2001 was primarily due to foreign currency gains incurred in the translation of various balance sheet items from foreign currencies into the U.S. dollar.

Liquidity and Capital Resources

At June 30, 2002, we had cash, restricted cash, cash equivalents and securities available for sale of $3.1 million and working capital of $3.8 million compared to $3.4 million and $3.0 million respectively at December 31, 2001. Restricted cash, which collateralizes various credit card and bank guarantees in the United Kingdom, amounted to $0.3 million at June 30, 2002 and at December 31, 2001.

Cash used in operations for the six months ended June 30, 2002 was $1.4 million, the same as in the first half of 2001. Changes in the components of cash used in operations included: a reduction in net loss amounting to $2.4 million (a decrease from a net loss of $2.6 million in the first half of 2001 to a net loss of $266,000 in the first half of 2002), offset by increased requirements for trade accounts receivables of $2.7 million (an increase of $1.8 million in 2002 reflecting higher sales versus a decrease of $898,000 in 2001) and for inventories of $0.3 million (an increase of $147,000 in 2002 reflecting a build-up in components for new products versus a decrease of $162,000 in 2001.) These increases were partially offset by reductions in the need for funds for accounts payable and accrued expenses of $343,000 and $1.1 million, respectively. Accrued expenses increased by $211,000 in the first half of 2002, compared to a decrease of $877,000 in the first half of 2001 that was due primarily to a reduction in the accrual for bonuses ($142,000), a reduction in customer advance payments ($125,000) and a reduction in the accrual for annual report preparation ($60,000.)

Trade accounts receivable as a percent of second quarter revenues were 140% at June 30, 2002 compared to 128% at June 30, 2001. This strong relationship between quarter-end receivables and that quarter’s sales is primarily due to the fact that most of our sales occur late in the quarter as is typical of capital equipment business. Although our payment terms are net 30 days, certain customers, specifically government, university, Japanese, Chinese and European customers, tend to take longer to pay their receivable balances.

Cash provided by investing activities was $338,000 in the first half of 2002 compared to cash used in investing activities of $665,000 in the first half of 2001. This change was primarily due to a decrease in our short-term investments of $650,000 in 2002 versus an increase in our short-term investments of $380,000 in 2001. We invested $0.3 million in the first half of 2002 for purchases of capital equipment the same amount as in the first half of 2001.

Cash provided by financing activities was $1.3 million in the first half of 2002 compared to cash used in financing activities of $1.0 million in the first half of 2001. We received $1.0 million from the issuance of common stock in a private placement in the first quarter of 2002 and $288,000 from bank loans. In the first half of 2001, we repaid $596,000 of bank loans and had a $430,000 increase in restricted cash related to the need to collateralize bank loans in the U.K. with cash deposits.

On January 31, 2002, we completed a private placement of 571,500 shares of our common stock to an institutional investor (purchasing for three separate funds) at a purchase price of $1.75 per share. Additional shares may be issuable to the investors under provisions contained in the Stock Purchase Agreement between the investors and us, which we filed with the Securities & Exchange Commission on Form S-3 on March 27, 2002, as amended. On July 29, 2002, each investor received a warrant exercisable for the number of shares of our common stock equal to the number of shares of common stock purchased by that investor in the January 31, 2002 financing. The warrants are exercisable for four years from July 29, 2002 at a price of $2.25 per share.

We have a one-year loan agreement with Silicon Valley Bank (SVB) that was effective beginning on September 28, 2001. The loan agreement provides the capability to borrow up to $2 million based on the level of certain of our North American accounts receivable and inventories. At June 30, 2002 we had used $1,973,000 of the facility with $27,000 available but not used. The interest rate on the loan facility was 6.75% at June 30, 2002, computed as the SVB prime rate plus 2 percent. The loan is collateralized by substantially all of the assets of the U.S. corporation and requires us to maintain a minimum level of tangible net worth amounting to $2,000,000 at June 30, 2002. Other loan covenants include the need to maintain insurance on our property, monthly reporting to SVB, the need to obtain SVB approval for any extraordinary action and a limitation on the U.S. corporation’s ability to transfer more than $600,000 to a subsidiary. We were in compliance with the SVB loan covenants as of June 30, 2002.

We collateralize various credit card, and bank guarantees (used for customs clearance purposes) with cash deposits at an international bank in the United Kingdom. This amounted to £157,000 ($246,000) at June 30, 2002.

We expect negative cash flow from operations to continue through at least 2002, as we continue the research and development of our SPOT™ and Ariol™ systems, conduct clinical trials required for FDA clearance of new products, expand our marketing, sales and customer support capabilities and add administrative infrastructure. We currently estimate that our existing capital resources will enable us to meet our short-term capital needs through at least 2002. There can be no assurance, however, that we will not be required to seek capital at an earlier date. Our long-term capital needs may require us to try to obtain additional funds through equity or debt financing, collaborative or other arrangements with other companies, bank financing and other sources. If we raise funds by issuing equity securities, there will be dilution of existing shareholder’s holdings in our common stock.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk Derivatives and Financial Instruments.

For the six months ended June 30, 2002, there were no material changes from the disclosures made in our Form 10-K for the year ended December 31, 2001, as amended. We maintain our funds as cash or cash equivalents, primarily money market investments with a maturity of less than 90 days. We invested these funds at an average interest rate of 1.9% during the second quarter of 2002. These investments are not subject to interest rate risk.

PART II—OTHER INFORMATION

Item 4:    Submission of matters to a vote of security holders

The Company solicited proxies for an annual meeting of stockholders on May 22, 2002 to all of the Company’s stockholders.

The election of directors was conducted and the following nominees were elected: Andre F. Marion and Pablo Valenzuela. The vote with respect to each nominee was as follows:

	Votes
Name	For	Against	Abstentions
Andre F. Marion	12,287,148	5,888	113,239
Pablo Valenzuela	12,287,148	5,888	113,239

Continuing directors whose terms of office extended beyond the Annual Meeting were: John F. Blakemore, Jr., Jack Goldstein, Carl Hull and G. Kirk Raab.

PricewaterhouseCoopers LLP was ratified as the independent accountants of the company for the fiscal year ending December 31, 2002 with 12,370,675 votes in favor, 15,938 votes against and 19,662 abstentions.

Item 5:    Other Information

During the quarterly period covered by this filing, we did not enter into any additional engagements with our independent accountants, PricewaterhouseCoopers LLP, for non-audit services.

Item 6:    Exhibits and Reports on Form 8-K.

(a)  Exhibits.

Exhibit No.	Description
99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K—There were no reports on Form 8-K during the quarter ended June 30, 2002.

APPLIED IMAGING CORP.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

APPLIED IMAGING CORP. (Registrant)

Date:	August 13, 2002	By:	/s/ CARL HULL
Carl Hull President and Chief Executive Officer

Date:	August 13, 2002	By:	/s/ BARRY HOTCHKIES
Barry Hotchkies Vice President, Chief Financial Officer