Form 10-K/A
period 2001-12-31
APPLIED IMAGING CORP
filed 2002-09-23
CIK 816066

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDMENT NO. 2
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

Common Stock, $0.001 par value
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the 90 days. Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

        The aggregate market value of voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on September 16, 2002, as reported on the Nasdaq National Market, was approximately $23,755,000. The number of shares of Common Stock outstanding as of September 16, 2002: 15,885,281.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates information by reference from the Registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year.

This report, including all exhibits and attachments, contains 68 pages. The exhibit index is on pages 48 & 49.

EXPLANATORY NOTE

Applied Imaging Corp. amends and restates in its entirety Amendment No.1 to Form 10-K filed on July 25, 2002 for its fiscal year ended December 31, 2001 as set forth in this Amendment No. 2 to Form 10-K.

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

The MDS™ system offers a broad range of multiparametric analyses to aid pathologists in the interpretation of complex test results. We expect that the MDS™ and variants of the MDS™ system may be the primary driver of our future sales growth.

In 2001, we introduced our PathVysion™ Digital Scoring Application that provides the first automated imaging capability to assist in detecting amplification of the HER-2/neu gene in tissue. This application utilizes the MDS™ system to automate the analysis of a complex fluorescent assay that is an important factor in the selection of certain breast cancer patients to receive Genentech’s Herceptin®, a drug for treating certain types of breast cancer. The PathVysion™ Digital Scoring Application automates the analysis of the results of the PathVysion HER-2 DNA Probe Kit developed by Vysis, Inc. to detect amplification of the HER-2/neu gene in breast cancer tissue using FISH techniques. (PathVysion is a trademark of Vysis, Inc. used under license by Applied Imaging. Herceptin is a registered trademark of Genentech, Inc.)

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

Cancer Detection Reagents

We have obtained an exclusive option from StemCell Technologies, Inc. (“STI”) for a technology that may allow for the detection of circulating tumor cells in peripheral blood samples. The option from STI is for an initial term of five years. We maintain exclusivity on the technology through minimum purchases of the product amounting to $141,000 in the first year of the agreement, increasing to $360,000 in the last three years of the agreement. We met the minimum purchase requirements in the first year of the agreement. We initiated pre-clinical trials of this technology, in conjunction with our MDS™ system, during 2001 and these trials will continue into 2002. If the results of these pre-clinical trials are positive, we plan to develop a consumable reagent kit that will be used to isolate circulating tumor cells. We are also developing our own proprietary antibody test that has been optimized for use with the MDS™ system alone, or in conjunction with a circulating tumor cell kit, to detect cancer cells from a wide range of tumor types. We expect to launch this product in 2003-2004. We are also evaluating strategic and product distribution relationships with companies offering specialized clinical and research reagents targeted at the cancer research market that we are pursuing for MDS™ placements.

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

Research and Development

Our research and development efforts include various research, product development, clinical evaluation and testing, quality assurance, regulatory and process development activities. The current focus of our research and development efforts is the continued enhancement of the MDS™ system, including new applications and the development of a second generation MDS™ system with automated slide load capability for use in higher-volume clinical settings, which we plan to launch in the third quarter of 2002. The launch of the second generation MDS™ system has been delayed from earlier estimates due to the longer than expected time required to develop the applications available on the system. Other research and development efforts include collaborating with outside investigators and other companies to develop new cancer testing applications for the micrometastasis platform. Our future research and development efforts are expected to include development of additional applications of our current cytogenetic products, additional applications for the MDS™ system and novel, high-throughput scanning platforms for tissue analysis.

We have obtained an exclusive option from StemCell Technologies, Inc. (STI) for a technology that may allow for the detection of circulating tumor cells in peripheral blood samples. The option from STI is for an initial term of five years. We maintain exclusivity on the technology through minimum purchases of the product amounting to $141,000 in the first year of the agreement, increasing to $360,000 in the last three years of the agreement. We met the minimum purchase requirements in the first year of the agreement. We initiated pre-clinical trials of this technology, in conjunction with our MDS™ system, during 2001 and these trials will continue into 2002. If the results of these pre-clinical trials are positive, we plan to develop a consumable reagent kit that will be used to isolate circulating tumor cells. We are also developing our own proprietary antibody test that has been optimized for use with the MDS™ system alone, or in conjunction with a circulating tumor cell kit, to detect cancer cells from a wide range of tumor types. We expect to launch this product in 2003-2004. We are also evaluating strategic and product distribution relationships with companies offering specialized clinical and research reagents targeted at the cancer research market that we are pursuing for MDS™ placements.

In August 2001, we entered into a strategic alliance with DAKO Corporation, a fully integrated, global provider of cancer diagnostic and research products for pathology and oncology, for the development and marketing of image analysis applications for IHC and genetic probe assays. The agreement with DAKO has an initial term of three years and automatically renews after that for additional one-year terms unless cancelled by us or DAKO with 90-days notice. The agreement also requires DAKO to purchase two MDS systems and to pay development fees for certain completed image analysis applications. We expect the first joint applications to be ready for market by the end of the fourth quarter of 2002, a delay from earlier forecasts because of the additional time required for the launch of the second-generation MDS™ system. These applications are designed to utilize the MDS™ system to read and interpret the results of a specific menu of assays available from DAKO, including HercepTest™ and ImmunoCyt™. The DAKO HercepTest assay has been approved by the FDA for use as an aid in the assessment of patients who are being considered for Herceptin® therapy. The ImmunoCyt assay has been FDA cleared for use as an aid in the early detection of recurrent bladder cancer. ImmunoCyt is licensed by DAKO Corporation from DiagnoCure Inc. of Quebec City, Canada. Any MDS™ imaging analysis applications developed for use with DAKO assays will require FDA approval before we can market them for routine clinical use. However, the applications may be marketed and used by laboratories subject to the laboratories’ internal validation of the applications and appropriate labeling of the application by us.

In January 2002, we placed our first application, in alpha prototype, which will automatically image and interpret the results of tissue microarray studies on our MDS™ system with one of our collaborators. Tissue microarray technology is entering widespread use as the most efficient method for rapidly testing large numbers of gene and protein targets in tissues for pharmaceutical development and basic research purposes. We expect to continue development of this technology in 2002.

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

The market for the MDS™ system in cancer pathology is new and under development. Our primary competitors in this market are ChromaVision Medical Systems, Inc. and Metasystems. We believe our systems’ ability to analyze both proteins and genes in cells distinguishes us from competition.

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

We have not been profitable since our inception in 1986. We incurred net losses of $3.5 million and $4.2 million in 2001, and 2000, respectively. As of June 30, 2002, we had an accumulated deficit of $42 million. We will continue to incur significant costs as we continue our efforts to market our MDS™ system. If we do achieve profitability in any period, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

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

We expect negative cash flow from operations to continue through at least 2002. In January 2002, we raised $1.0 million in a private placement by selling 571,500 shares of our common stock, which equaled 3.6% of our total outstanding capital stock as of September 16, 2002.

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

Results of Operations

Fiscal 2001 Compared With Fiscal 2000

Revenues.    Revenues increased to $18.5 million in 2001 from $16.7 million in 2000, an increase of 11%. This reflected a revenue increase of 19% in North America and an increase of 1% in the rest of the world. Sales, particularly in North America, benefited from the purchase of the PowerGene® instrument business from International Remote Imaging Systems, Inc. on July 6, 2000. As a result, we had a full year of PowerGene® sales in 2001 compared to six months in 2000 that provided an additional $0.5 million and $0.3 million of revenues, in North America and the rest of the world, respectively. In addition, sales in North America benefited from growth in our base cytogenetic markets ($0.6 million, excluding the increase in PowerGene revenues noted above) and related service revenues ($0.6 million). For 2001 and 2000 revenues derived outside of North America were approximately 40% and 44% of total revenues, respectively, reflecting the growth in North American instrument and service sales during 2001 discussed previously. We expect that the MDS™ and variants of the MDS™ system may be the primary driver of our future sales growth.

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

Cost of Revenues.    Cost of revenues as a percentage of revenues was 42% in 2001 compared to 45% in 2000. The lower costs as a percent of revenues are due to reduced manufacturing costs (primarily lower material costs of components such as personal computers, monitors and flat panel displays) and the increase in grant revenues discussed in the revenue section above. Cost of system revenues decreased from $5.9 million in 2000 to $5.7 million in 2001 (or by 2.4%) and as a percentage of revenues from 45% in 2000 to 42% in 2001 due primarily to the reduced manufacturing costs noted above. Cost of service contract, software maintenance and grant revenues increased from $1.7 million in 2000 to $2.0 million in 2001 (or by 18%) and as a percentage of revenues decreased from 46% in 2000 to 43% in 2001 due primarily to the addition of personnel in the service function. Grant revenues did not have a significant impact on cost of revenues in either 2000 or 2001.

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

Cash used in operations for the year ended December 31, 2001 was $2.1 million compared to $4.1 million for 2000. The $2.0 million decrease in cash used in operations was primarily due to reduced requirements for accounts receivables of $1.4 million (a decrease of $1.0 million in 2001 versus an increase of $355,000 in 2000) and for inventories of $681,000 (a decrease of $617,000 versus an increase of $64,000), reflecting our focus on effective control of these items, and a $661,000 reduction in the operating loss for the year discussed above. These were partially offset by a reduction in accounts payable and accrued expenses of $403,000 (an increase of $71,000 in 2001 versus an increase of $474,000 in 2000) and $664,000 (an increase of $1,242,000 in 2001 versus an increase of $578,000 in 2000), respectively, excluding the effect of the PSI purchase. The decline in accrued expenses is due primarily to a reduction in accruals for bonuses ($210,000), consultants ($130,000), annual report ($80,000) and royalties ($65,000).

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

In June 2000, the Company signed a two-year distribution and product development agreement with Digital Scientific, Ltd, a UK-based designer of software imaging tools. Under the terms of this agreement, the Company has non-exclusive worldwide distribution rights to Digital Scientific’s SmartCapture family of products.

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

APPLIED IMAGING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(12)    Segment and Foreign Operations

The Company operates in one segment. The Company’s chief operating decision maker is considered to be the Company’s Chief Executive Officer (“CEO”). The CEO reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. The consolidated financial information is identical to the information presented in the accompanying consolidated statements of operations. The following table presents revenues by geographic area, since it is impracticable for the Company to present the information by individual country except where noted (in thousands):

	North America		International- Principally Europe		Consolidated
Revenues
2001	$11,068		$7,469		$18,537
2000	9,277		7,412		16,689
1999	5,717		8,471		14,188
Identifiable Assets
2001	$9,704		$4,393		$14,097
2000	11,586		7,856		19,442
1999	10,736		9,008		19,744
Long Lived Assets
2001	$3,134	(a)	$287	(b)	$3,421
2000	3,399	(a)	433	(b)	3,832
1999	2,943	(a)	509	(b)	3,452
Notes:
(a) All in the U.S.
(b) Primarily in the U.K.

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

Date: September 20, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signatures	Title	Date

/s/ CARL HULL* (Carl Hull)	Chief Executive Officer and Director (Principal Executive Officer)	September 20, 2002

/s/ BARRY HOTCHKIES (Barry Hotchkies)	Chief Financial Officer (Principal Accounting Officer)	September 20, 2002

/s/ JOHN F. BLAKEMORE, JR.* (John F. Blakemore, Jr.)	Director	September 20, 2002

/s/ JACK GOLDSTEIN* (Jack Goldstein)	Director and Chairman of the Board	September 20, 2002

/s/ ANDRE MARION* (Andre Marion)	Director	September 20, 2002

/s/ G. KIRK RAAB* (G. Kirk Raab)	Director	September 20, 2002

/s/ PABLO VALENZUELA* (Pablo Valenzuela)	Director	September 20, 2002

*By:	/s/ BARRY HOTCHKIES
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