Form 10-Q/A
period 2002-03-31
APPLIED IMAGING CORP
filed 2002-09-23
CIK 816066

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDMENT NO. 1
TO
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the 90 days.  Yes  ☒  No  ☐

As of September 16, 2002 there were 15,885,281 shares of the Registrant’s Common Stock outstanding.

EXPLANATORY NOTE

Applied Imaging Corp. is amending and restating in its entirety its Form 10-Q for the quarter ended March 31, 2002 to amend the cost of revenues section found in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations.

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

Cost of revenues.    Cost of revenues includes direct material and labor costs, manufacturing overhead, installation costs, warranty-related expenses and post-warranty service and application support expenses. Costs of revenues, as a percentage of total revenues, for the three months ended March 31, 2002 were 37% compared to 49% for the corresponding prior year period. The decrease is primarily due to the increase in sales of our MDS™ systems, discussed above, at a lower cost percent and lower sales of our QUIPS® systems that had a higher cost percent.

Research and development expenses.    Research and development expenses for the three months ended March 31, 2002 were $822,000 compared to $935,000 for the comparative prior year period. The decrease over the prior year period is primarily due to the consolidation of our software support operations in January 2002 resulting in the elimination of five personnel positions.

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

(b)  Reports on Form 8-K.—During the quarter ended March 31, 2002, we filed the following Current Reports on Form 8-K:

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

APPLIED IMAGING CORP. (Registrant)

Date: September 20, 2002	By:	/s/ CARL HULL
Carl Hull President and Chief Executive Officer

By:	/s/ BARRY HOTCHKIES
Barry Hotchkies Vice President, Chief Financial Officer