Form 10-K/A
period 2001-12-31
APPLIED IMAGING CORP
filed 2002-10-03
CIK 816066

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDMENT NO. 3
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

EXPLANATORY NOTE

Applied Imaging Corp. amends and restates in its entirety Amendment No. 2 to Form 10-K filed on September 23, 2002 for its fiscal year ended December 31, 2001 as set forth in this Amendment No. 3 to Form 10-K.

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

We estimate the potential market for monitoring cancer patients for early disease recurrence encompasses the 2,500 primary cancer centers in the U.S., Europe and Japan at $300 million annually. In addition, we have initiated pre-clinical trials of blood-based micrometastasis assays that we estimate may expand the potential market opportunity for the MDS™ and related testing reagents to $500 million annually.

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

We intend to introduce a new product, the SPOT™ system, a genetic analysis system for the automated analysis of fluorescent-based DNA probe tests, in the first half of 2002.

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

We have experienced significant fluctuations in our quarterly operating results, and we expect to continue to experience fluctuations in the future. Our customers, who are primarily public and private clinical laboratories, research organizations and hospitals, generally operate on annual budgets. Their budgeting cycles and spending practices affect our revenues. Factors that may have an influence on our operating results in any particular quarter include:

•	demand for our products,

•	seasonality of our sales,

•	new product introductions by us or our competitors, and the costs and time required for a transition to the new products,

•	delays in the timing of new product introductions due to longer research and development cycles than anticipated,

•	timing of orders and shipments for capital equipment sales,

•	our mix of sales between our distributors and our direct sales force,

•	competition, including pricing pressures,

•	timing and amount of research and development expenses, including clinical trial-related expenditures.

•	foreign currency fluctuations, and

•	delays between our incurrence of expenses to develop new products, including expenses related to marketing and service capabilities, and the timing of sales and payments received for the new products.

In addition, because we develop applications for our imaging systems, a delay in the release of a system would result in a delay in the release of applications for the system.

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

The following Financial Statements of Applied Imaging Corp. and Report of PricewaterhouseCoopers LLP, have been provided as Item 8, above:

       2.  Financial Statement Schedule

The financial statement schedule entitled “Valuation and Qualifying Accounts” is included at page 53 of this Form 10-K.

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

10.1(1)	Form of Indemnification Agreement for directors and officers.

10.2(b)(4)	1998 Incentive Stock Option Plan and form of Stock Option Agreement thereunder.

10.4(1)	Employee Stock Purchase Plan.

10.5(1)	Amended and Restated Registration Rights Agreements.

10.9(12)	Lease dated July 1998 between Bio Science Center and Applied Imaging International Ltd.

10.18(1)	Development Agreement dated February 5, 1996 between EM Industries and Registrant.

10.21(2)	License Agreement dated October 24, 1997 between Cambridge University and the Registrant.

10.23(b)(5)	Stock and Warrant Purchase Agreement dated May 22, 1997 between the registrant and certain investors

10.24(6)	Form of Stock Purchase Agreement between the Registrant and certain investors used in connection with sales of Common Stock on July 7 and July 15, 1998.

10.25(7)	Asset Purchase, License and Distribution Agreement between the Company and Vysis, Inc. dated July 16,1999.

10.26(8)	Form of Stock Purchase Agreement between Applied Imaging Corp. and certain investors dated October 27, 1999 and October 29, 1999.

10.27(9)	Form of Stock Purchase Agreement between Applied Imaging Corp. and certain investors, dated December 13, 2000.

10.28(10)	Form of Warrant between Applied Imaging Corp. and certain investors, dated December 14, 2000.

10.34(13)	Lease renewal to the Registrant’s headquarters in Santa Clara, CA dated April 10, 2001.

10.35(13)	Loan Modification Agreement dated June 21, 2001 between Registrant, Applied Imaging International Limited and Silicon Valley Bank.

10.36(14)	Loan and Security Agreement dated September 28, 2001 between Registrant and Silicon Valley Bank.

10.37(14)	Amendment to Loan Documents dated September 28, 2001 between Registrant and Silicon Valley Bank.

10.38*	Intellectual Property Mortgage and Security Agreement dated September 28, 2001 between Registrant and Silicon Valley Bank.

10.39*	Employment Letter Agreement dated October 19, 2001 between the Company and Carl Hull.

10.40*	Employment Letter Agreement dated October 19, 2001 between the Company and Jack Goldstein.

10.41*	Form of Employment Letter Agreement dated October 19, 2001 between the Company and its Vice Presidents.

10.42*	Retention Agreement

21.1(1)	List of Subsidiaries of the Registrant.

23.1	Consent of PricewaterhouseCoopers LLP, Independent Accountants.

24.1*	Power of Attorney.

*	Previously filed.
(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 filed on June 24, 1996, as amended, and incorporated herein by reference.
(2)	Filed as an exhibit to the Company’s Form 10-K405 for the year ending December 31, 1997 and incorporated herein by reference.
(3)	Filed as exhibit 3 to the Registrant’s Report on Form 8-A12G filed with the Commission on June 5, 1998 and incorporated herein by reference.

(4)	Filed as exhibit 4.1 to the Registrant’s Report on Form S-8 filed with the Commission on June 26,1998 and incorporated herein by reference.
(5)	Filed as exhibit 10.1 to the Registrant’s Report on form 8-K filed with the Commission on June 4, 1997 and incorporated herein by reference.
(6)	Filed as exhibit 10.1 to the Registrant’s Report on Form 8-K filed with the Commission on July 28, 1998 and incorporated herein by reference.
(7)	Filed as exhibit 2.1 to the Registrant’s Report on Form 8-K filed with the Commission on July 30, 1999 and incorporated herein by reference.
(8)	Filed as exhibit 4.2 to the Registrant’s Report on Form S-3 filed with the Commission on January 25, 2001 and incorporated herein by reference.
(9)	Filed as exhibit 4.3 to the Registrant’s Report on Form S-3 filed with the Commission on January 25, 2001 and incorporated herein by reference.
(10)	Filed as exhibit 4.4 to the Registrant’s Report on Form S-3 filed with the Commission on January 25, 2001 and incorporated herein by reference.
(11)	Filed as exhibit 10.8(b) to the Registrant’s Form 10-K405 for the year ending December 31, 1998 and incorporated herein by reference.
(12)	Filed as exhibit 10.9 to the Registrant’s Form 10-K405 for the year ending December 31, 1998 and incorporated herein by reference.
(13)	Filed as an exhibit to the Registrant’s Report on Form 10-Q filed with the Commission on August 8, 2001 and incorporated herein by reference.
(14)	Filed as an exhibit to the Registrant’s Report on Form 10-Q filed with the Commission on November 13, 2001 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APPLIED IMAGING CORP.

By:	/s/ CARL HULL*
Carl Hull President and Chief Executive Officer

By:	/s/ BARRY HOTCHKIES
Barry Hotchkies Vice President, Chief Financial Officer

Date: October 3, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signatures	Title	Date

/s/ CARL HULL* (Carl Hull)	Chief Executive Officer and Director (Principal Executive Officer)	October 3, 2002

/s/ BARRY HOTCHKIES (Barry Hotchkies)	Chief Financial Officer (Principal Accounting Officer)	October 3, 2002

/s/ JOHN F. BLAKEMORE, JR.* (John F. Blakemore, Jr.)	Director	October 3, 2002

/s/ JACK GOLDSTEIN* (Jack Goldstein)	Director and Chairman of the Board	October 3, 2002

/s/ ANDRE MARION* (Andre Marion)	Director	October 3, 2002

/s/ G. KIRK RAAB* (G. Kirk Raab)	Director	October 3, 2002

/s/ PABLO VALENZUELA* (Pablo Valenzuela)	Director	October 3, 2002

*By:	/s/ BARRY HOTCHKIES
(Barry Hotchkies) Attorney-in-fact

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
PURSUANT TO
SECTION 13(a) OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Carl Hull, certify that:

1.	I have reviewed Amendment No. 3 to the Annual Report of Applied Imaging Corp. on Form 10-K for the year ended December 31, 2001;

2.
Based on my knowledge, this amended annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amended annual report; and

3.
Based on my knowledge, the financial statements, and other financial information included in this amended annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this amended annual report.

Date: October 3, 2002

By:	/s/ CARL HULL
Carl Hull President and Chief Executive Officer

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
PURSUANT TO
SECTION 13(a) OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Barry Hotchkies, certify that:

1.	I have reviewed Amendment No. 3 to the Annual Report of Applied Imaging Corp. on Form 10-K for the year ended December 31, 2001;

2.
Based on my knowledge, this amended annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amended annual report; and

3.
Based on my knowledge, the financial statements, and other financial information included in this amended annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this amended annual report.

Date: October 3, 2002

By:	/s/ BARRY HOTCHKIES
Barry Hotchkies Vice President, Chief Financial Officer

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Carl Hull, certify, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that Amendment No. 3 to the Annual Report of Applied Imaging Corp. on Form 10-K for the year ended December 31, 2001 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such amended annual report fairly presents in all material respects the financial condition and results of operations of Applied Imaging Corp.

Date: October 3, 2002	By:	/s/ CARL HULL
Carl Hull President and Chief Executive Officer

I, Barry Hotchkies, certify, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that Amendment No. 3 to the Annual Report of Applied Imaging Corp. on Form 10-K for the year ended December 31, 2001 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such amended annual report fairly presents in all material respects the financial condition and results of operations of Applied Imaging Corp.

Date: October 3, 2002	By:	/s/ BARRY HOTCHKIES
Barry Hotchkies Vice President, Chief Financial Officer

APPLIED IMAGING CORP.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

	Balance at Beginning of Year	Charged to Costs and Expenses	Write-offs Net of Recoveries	Balance at End of Year
Allowance for doubtful accounts
Year ended December 31, 2001	$289	$—	$(67)	$222

Year ended December 31, 2000	$251	$162	$(124)	$289

Year ended December 31, 1999	$162	$89	$—	$251