Form 10-Q/A
period 2002-03-31
APPLIED IMAGING CORP
filed 2002-10-03
CIK 816066

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDMENT NO.  2
TO
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the Quarterly Period ended March 31, 2002

OR

☐	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the Transition Period From To .

Commission File Number:  0-21371

APPLIED IMAGING CORP.
(Exact name of registrant as specified in its charter)

Delaware	77-0120490
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

(a)  Exhibits.—None.

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
Barry Hotchkies Vice President, Chief Financial Officer

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
PURSUANT TO
SECTION 13(a) OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Carl Hull, certify that:

1.	I have reviewed Amendment No. 2 to the Quarterly Report of Applied Imaging Corp. on Form 10-Q for the quarter ended March 31, 2002;

2.
Based on my knowledge, this amended quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amended quarterly report; and

3.
Based on my knowledge, the financial statements, and other financial information included in this amended quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this amended quarterly report.

Date: October 3, 2002	By:	/S/ CARL HULL
Carl Hull President and Chief Executive Officer

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
PURSUANT TO
SECTION 13(a) OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Barry Hotchkies, certify that:

1.	I have reviewed Amendment No. 2 to the Quarterly Report of Applied Imaging Corp. on Form 10-Q for the quarter ended March 31, 2002;

2.
Based on my knowledge, this amended quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amended quarterly report; and

3.
Based on my knowledge, the financial statements, and other financial information included in this amended quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this amended quarterly report.

Date: October 3, 2002	By:	/S/ BARRY HOTCHKIES
Barry Hotchkies Vice President, Chief Financial Officer

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Carl Hull, certify, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that Amendment No. 2 to the Quarterly Report of Applied Imaging Corp. on Form 10-Q for the quarter ended March 31, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such amended quarterly report fairly presents in all material respects the financial condition and results of operations of Applied Imaging Corp.

Date: October 3, 2002	By:	/S/ CARL HULL
Carl Hull President and Chief Executive Officer

I, Barry Hotchkies, certify, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that Amendment No. 2 to the Quarterly Report of Applied Imaging Corp. on Form 10-Q for the quarter ended March 31, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such amended quarterly report fairly presents in all material respects the financial condition and results of operations of Applied Imaging Corp.

Date: October 3, 2002	By:	/S/ BARRY HOTCHKIES
Barry Hotchkies Vice President, Chief Financial Officer