Form 10-Q
period 2002-09-30
APPLIED IMAGING CORP
filed 2002-10-30
CIK 816066

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the Quarterly Period ended September 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the 90 days.  Yes  ☒  No  ☐

As of October 23, 2002 there were 15,885,281 shares of the Registrant’s Common Stock outstanding.

APPLIED IMAGING CORP.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

APPLIED IMAGING CORP. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(In thousands)

	September 30, 2002	December 31, 2001
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,990	$2,538
Restricted cash	156	245
Short-term investments	—	652
Trade accounts receivable, net	7,357	5,684
Inventories	1,308	1,010
Prepaid expenses/other current assets	352	547

Total current assets	12,163	10,676
Property and equipment, net	1,018	1,021
Goodwill, net	2,364	2,344
Other assets	56	56

Total assets	$15,601	$14,097

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,045	$1,758
Accrued expenses	1,681	1,404
Bank debt	1,869	1,687
Capital lease obligation	—	14
Deferred revenue, current	2,605	2,779

Total current liabilities	8,200	7,642
Deferred revenue, non-current	269	396

Total liabilities	8,469	8,038

Stockholders' equity:
Common stock	16	15
Additional paid-in capital	49,187	48,154
Deferred stock compensation	(7)	(7)
Accumulated other comprehensive loss	(367)	(365)
Accumulated deficit	(41,697)	(41,738)

Total stockholders’ equity	7,132	6,059

Total liabilities and stockholders’ equity	$15,601	$14,097

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APPLIED IMAGING CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands, except per share data)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Revenues	$5,780	$4,827	$16,098	$13,285
Cost of revenues	2,174	1,968	6,060	5,704

Gross profit	3,606	2,859	10,038	7,581

Operating expenses:
Research and development	832	1,110	2,510	3,074
Sales and marketing	1,848	1,856	5,284	5,694
General and administrative	584	674	1,915	2,125
Amortization of goodwill	—	76	—	231
Restructuring	(2)	—	220	—

Total operating expenses	3,262	3,716	9,929	11,124

Operating income (loss)	344	(857)	109	(3,543)
Other income (expense), net	(37)	(75)	(68)	(19)

Net income (loss)	307	(932)	41	(3,562)
Other comprehensive income (loss)
Change in unrealized loss on short-term investments	—	(1)	(2)	5

Comprehensive income (loss)	$307	$(933)	$39	$(3,557)

Net income (loss) per share
—basic	$0.02	$(0.06)	$0.00	$(0.23)

—diluted	$0.02	$(0.06)	$0.00	$(0.23)

Weighted average shares outstanding
—basic	15,885	15,203	15,788	15,179

—diluted	16,140	15,203	16,084	15,179

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APPLIED IMAGING CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)
(Unaudited)

	Nine months ended September 30,
	2002	2001
Cash flows from operating activities:
Net income (loss)	$41	$(3,562)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	466	631
Provision for doubtful accounts	(24)	50
Amortization related to deferred stock compensation	—	5
Loss on sale of fixed assets	77	—
Changes in operating assets and liabilities:
Trade accounts receivable	(1,649)	760
Inventories	(298)	388
Prepaid expenses/other current assets	195	(68)
Accounts payable	287	46
Accrued expenses	277	(911)
Deferred revenue	(301)	386

Net cash used in operating activities:	(929)	(2,275)

Cash flows from investing activities:
Purchase of short-term investments	—	(9,082)
Proceeds from sale and maturities of investments	650	9,329
Goodwill	(20)	—
Purchases of equipment	(540)	(440)
Other assets	—	(1)

Net cash provided by (used in) investing activities:	90	(194)

Cash flows from financing activities:
Net proceeds from issuance of common stock	1,034	42
Restricted cash	89	689
Bank and other loan proceeds	9,950	2
Bank and other loan payments	(9,768)	(772)
Capital lease payments, principal portion	(14)	—

Net cash provided by (used in) financing activities:	1,291	(39)

Net increase (decrease) in cash and cash equivalents	452	(2,508)
Cash and cash equivalents at beginning of period	2,538	4,447

Cash and cash equivalents at end of period	$2,990	$1,939

Supplemental disclosure of non-cash investing and financing activities:
Deferred stock compensation	$—	$(17)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APPLIED IMAGING CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1—Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of Applied Imaging Corp. and subsidiaries (the “Company”, “we”, “us”, “our”) for the three and nine months ended September 30, 2002 and 2001. These financial statements are unaudited and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of our financial position, operating results and cash flows for those interim periods presented. The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of results to be expected for the fiscal year ending December 31, 2002. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, for the year ended December 31, 2001, contained in our 2001 annual report on Form 10-K, as amended.

Liquidity: We expect negative cash flow from operations to continue through 2002, as we continue the research and development of new applications for our SPOT™ and Ariol™ systems, conduct clinical trials required for FDA clearance of new products, expand our marketing, sales and customer support capabilities, and add additional infrastructure. In January 2002, we raised approximately $1.0 million with a private placement of 571,500 shares of our common stock at a price of $1.75 per share. The private placement also included the issuance, in July 2002, of warrants exercisable for 571,500 shares of our common stock at an exercise price of $2.25 per share. In addition, in January 2002, we instituted a series of actions to reduce our operating costs. We are closing our League City, Texas office and have consolidated our manufacturing and engineering facilities. As a result of these actions, we currently estimate that our capital resources will enable us to meet our capital needs through 2003.

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

There can be no assurance that we will be able to obtain additional debt or equity financing if needed and on terms acceptable to us. If adequate and acceptable funding is not available, we could be required to delay development or commercialization of certain products, to license to third parties the rights to commercialize certain products or technologies that we would otherwise seek to commercialize internally, or to reduce the marketing, customer support, or other resources devoted to product development. Our failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on our business, results of operations and financial condition.

We have a one-year loan agreement with Silicon Valley Bank (“SVB”) that was effective beginning on September 28, 2001. On August 15, 2002 and on October 4, 2002, the loan agreement was amended to extend the term of the loan for an additional year, through September 27, 2003, to increase borrowing capability to $3.5 million (based on the level of certain of our North American accounts receivable) and to increase the requirement for us to maintain a minimum level of tangible net worth. At September 30, 2002 we had used $1,864,000 of the facility with $895,000 available but not used. The interest rate on the facility was 6.75% at September 30, 2002, computed as the SVB prime rate plus 2 percent. The loan is collateralized by substantially all of the assets of the U.S. corporation and requires us to maintain a minimum level of tangible net worth amounting to $4,000,000 at September 30, 2002. Other loan covenants include the need to maintain insurance on our property, monthly reporting to SVB, the need to obtain SVB approval for any extraordinary action and a limitation on the U.S. corporation’s ability to transfer more than $600,000 to a subsidiary. We were in compliance with the SVB loan covenants as of September 30, 2002.

We collateralize various credit card, and bank guarantees (used for customs clearance purposes) with cash deposits at an international bank in the United Kingdom. This amounted to £100,000 ($156,000) at September 30, 2002.

NOTE 2—Inventories (in thousands)

Balance as of	September 30, 2002	December 31, 2001
Raw materials	$1,258	$898
Work in process	20	49
Finished goods	30	63

Total	$1,308	$1,010

NOTE 3—Income (loss) per share

The computation of basic and diluted net income (loss) per share (EPS) for the three and nine months ended September 30, 2002 and September 30, 2001 is determined by dividing net income (loss) as reported as the numerator by the number of shares included in the denominator as shown in the following table (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Weighted average shares outstanding—basic	15,885	15,203	15,788	15,179
Dilutive shares—stock options	245	—	286	—
Dilutive shares—warrants	10	—	10	—

Weighted average shares outstanding—diluted	16,140	15,203	16,084	15,179

Securities excluded from the computation of EPS because their effect on EPS was antidilutive, but could dilute basic EPS in future periods are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Options	2,143	2,552	1,051	2,552
Warrants	651	651	651	651

Total	2,794	3,203	1,702	3,203

NOTE 4—Goodwill

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets,” which establishes financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, “Intangible Assets”. The Company has adopted SFAS No. 142 beginning with the first quarter of fiscal 2002. SFAS No. 142 requires that goodwill and intangible assets that have indefinite useful lives will not be amortized but rather they will be tested at least annually for impairment. Intangible assets that have finite useful lives will continue to be amortized over their useful lives. The goodwill test for impairment consists of a two-step process that begins with an estimation of the fair value of a reporting unit. The first step is a screen for potential impairment and the second step measures the amount of impairment, if any. SFAS No. 142 requires an entity to complete the first step of the transitional goodwill impairment test within six months of adopting the Statement. The Company has completed the adoption of SFAS No. 142 and has determined that no impairment of the recorded goodwill exists.

The following table reconciles the Company’s fiscal 2002 and 2001 third quarter and first nine months net income (loss), net income (loss) per share—basic and diluted adjusted to exclude goodwill amortization pursuant to SFAS No. 142 to amounts previously reported (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Reported net income (loss)	$307	$(932)	$41	$(3,562)
Add back: goodwill amortization	—	76	—	231

Adjusted net income (loss)	$307	$(856)	$41	$(3,331)

Basic net income (loss) per share:
—as reported	$0.02	$(0.06)	$0.00	$(0.23)
—adjusted	$0.02	$(0.06)	$0.00	$(0.22)
Diluted net income (loss) per share
—as reported	$0.02	$(0.06)	$0.00	$(0.23)
—adjusted	$0.02	$(0.06)	$0.00	$(0.22)
Weighted average shares outstanding
—basic	15,885	15,203	15,788	15,179
—diluted	16,140	15,203	16,084	15,179

NOTE 5—Restructuring

In January 2002, we instituted a series of actions to reduce our operating costs. We consolidated our manufacturing and engineering facilities and are closing our League City, Texas office. We recorded a restructuring charge of $222,000 in the first quarter of 2002 that was reflected in the Condensed Consolidated Statement of Operations and Comprehensive Loss as a separate line item under operating expenses. This charge is related to the costs of terminating 12 employees (five in engineering, three in manufacturing, two in administration and two in sales and support) and closing the League City, Texas office. In the third quarter, the restructuring costs were adjusted down by $2,000 to bring the costs for the first nine months to $220,000. The following table summarizes the costs that were charged and whether they were cash or non-cash charges (in thousands):

Description		Note
Employee separation costs	$132	All cash charges
League City office closure costs	90	$40 of cash charges and $50 of non-cash charges

Total costs	$222

Reserve balance at March 31, 2002	$63
Cash payments	(35)

Reserve balance at June 30, 2002	$28
Adjustment	(2)	Over-estimation of employee separation costs.
Cash payments	(21)

Reserve balance at September 30, 2002	$5	Expected to be paid in 2002

NOTE 6—Recent Accounting Pronouncements

In June 2002, the FASB issued SFAS No. 146, “Accounting for Exit or Disposal Activities”. SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under Emerging Issues Task Force (“EITF”) No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The scope of SFAS No. 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002 and early application is encouraged. The Company will adopt SFAS No. 146 during the first quarter ending March 31, 2003. The provisions of EITF No. 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of EITF No. 94-3 prior to the adoption of SFAS No. 146. The effect on adoption of SFAS No. 146 will change on a prospective basis the timing of when restructuring charges are recorded from a commitment date approach to when the liability is incurred.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the attached condensed consolidated financial statements and notes, and with our audited financial statements and notes for the fiscal year ended December 31, 2001.

This quarterly report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements relating to operating performance, the adequacy of our current capital resources and the timing of future capital requirements. Our actual results could differ materially from those predicted in the forward-looking statements as a result of risks and uncertainties including, but not limited to, those discussed in this quarterly report and those discussed under “Item 1—Business, Additional Factors That Might Affect Future Results,” and under “Item 7—Management’s Discussion And Analysis Of Financial Condition And Results Of Operations; Factors that May Affect Future Results,” commencing on pages 8 and 21, respectively, in our Annual Report on Amendment No. 3 to Form 10-K/A for the fiscal year ended December 31, 2001. These risks and uncertainties include, but are not limited to, competition, continued adverse changes in general economic conditions in the United States and internationally, adverse changes in the specific markets for our products, adverse changes in customer order patterns, pricing pressures, risks associated with foreign operations, delay or failure to launch new products and failure to reduce costs or improve operating efficiencies. You should not rely on these forward-looking statements, which reflect our position as of the date of this report. We are under no obligation to revise or update any forward-looking statements.

Results of Operations

Revenues. Our revenues are derived primarily from the sale of products, service contracts, software maintenance and grant revenues. Revenues for the three and nine months ended September 30, 2002 were $5.8 million and $16.1 million, respectively, compared to $4.8 million and $13.3 million for the corresponding periods in 2001. This 20% and 21% increase in revenues in the quarter and first nine months, respectively, was due primarily to increased sales volume of our Ariol™, MDS™ and SPOT™ systems, which were $1.6 million in the quarter and $2.8 million in the first nine months compared to $0.4 million in the third quarter of 2001 and $0.6 million of sales in the first nine months of 2001. The SPOT™ and Ariol™ genetic analysis systems are new products that were introduced in the second and third quarters of 2002, respectively. Sales of the Ariol™ and SPOT™ system are expected to continue to favorably impact the growth of overall revenues through the end of 2002 and into 2003.

Sales of systems were $4.6 million and $12.5 million in the three and nine months ended September 30, 2002, respectively, compared to $3.7 million and $10.0 million for the corresponding periods in 2001. This 23% and 25% increase in revenues in the quarter and first nine months, respectively, was due primarily to increased sales volume of our Ariol™, MDS™ and SPOT™ systems discussed above.

Service contract, software maintenance and grant revenues were $1.2 million and $3.6 million in the three and nine months ended September 30, 2002, respectively, compared to $1.1 million and $3.3 million for the corresponding periods in 2001. Grant revenues in 2002 were unfavorably impacted by the completion of a grant project in 2001. Grant revenues were zero in the third quarter and first nine months of 2002 and amounted to $81,000 in the third quarter of 2001 and $230,000 in the first nine months of 2001.

Cost of revenues. Cost of revenues includes direct material and labor costs, manufacturing overhead, installation costs, warranty-related expenses and post-warranty service and application support expenses. Costs of revenues for the three and nine months ended September 30, 2002 were $2.2 million and $6.1 million, respectively, compared to $2.0 million and $5.7 million for the corresponding periods in 2001. The increase in cost of revenues was due primarily to the increase in sales discussed above. Cost of revenues, as a percentage of total revenues, for the three and nine months ended September 30, 2002 were 38% compared to 41% and 43% for the corresponding prior year periods. The decrease is primarily due to the increase in sales of our Ariol™, MDS™ and SPOT™ systems, discussed above, at a lower cost percent and lower sales of our QUIPS™ systems that had a higher cost percent.

Research and development expenses. Research and development expenses for the three and nine months ended September 30, 2002 were $0.8 million and $2.5 million, respectively, compared to $1.1 million and $3.1 million for the comparative prior year periods. The decrease over the prior year periods is primarily due to the consolidation of our software support operations in January 2002 resulting in the elimination of five personnel positions.

Sales and marketing expenses. Sales and marketing expenses for the three and nine months ended September 30, 2002 were $1.8 million and $5.3 million, respectively, compared to $1.9 million and $5.7 million for the comparative prior year periods. For the third quarter, sales and marketing expenses are at essentially the same level as last year’s third quarter. For the first nine months, the decrease is primarily related to reduced international sales expenses ($199,000), reduced personnel expenses in the U.S. caused by timing of hiring for open positions ($125,000) and reduced travel expenses in the U.S. ($76,000.) Included in the sales and marketing expenses for the first nine months of 2002 was $108,000 for the termination of an under-performing sales distributor in Europe. Sales and marketing expenses are expected to increase from the current level through the end of 2002 due to higher sales commission expenses.

General and administrative expenses. General and administrative expenses for the third quarter and first nine months of 2002 were $584,000 and $1.9 million, respectively, compared to $674,000 and $2.1 million in the comparative prior year periods. The decrease in the third quarter is due primarily to reduced personnel expenses ($64,000) and reduced expenditures on our annual report preparation ($23,000.) The decrease in the first nine months of 2002 versus 2001 is due primarily to reduced expenditures on our annual report preparation ($66,000) and investor relations program ($59,000.)

Amortization of goodwill. Amortization of goodwill amounted to $76,000 and $231,000 for the third quarter and first nine months of 2001, respectively, with no such expenses in the third quarter and first nine months of 2002. With the adoption of SFAS No. 142 in 2002, our goodwill is no longer being amortized in 2002. The amortization expenses in 2001 represent the amortization of goodwill resulting from the acquisition of the cytogenetic imaging business of Vysis, Inc. in July 1999 and the acquisition of the United States-based PowerGene® business of Perceptive Scientific Instruments, LLC in July 2000.

Restructuring costs. In January 2002, we instituted a series of actions to rationalize our operations to provide a lower operating cost while increasing efficiencies. We are closing our League City, Texas office and have consolidated our manufacturing and engineering facilities. We recorded a restructuring charge of $222,000 in the first quarter of 2002 that was due to the costs of terminating 12 employees ($132,000—five employees in engineering, three in manufacturing, two in administration and two in sales and support) and closing the League City, Texas office ($90,000.). There were no restructuring costs in the first nine months of 2001.

Other income (expense), net. The $37,000 of other expense in the third quarter of 2002 was due primarily to net interest expense while the $75,000 of other expense in the third quarter of 2001 was due primarily to foreign currency losses incurred in the translation of various balance sheet items from foreign currencies into the U.S. dollar. There was $68,000 of other expense in the first nine months of 2002 primarily comprised of $64,000 of net interest expense, $28,000 of income tax expense and $18,000 of foreign currency gains incurred in the translation of various balance sheet items from foreign currencies into the U.S. dollar. There was $19,000 of other expense in the first nine months of 2001 primarily due to income tax expense.

Liquidity and Capital Resources

At September 30, 2002, we had cash, restricted cash, cash equivalents and securities available for sale of $3.1 million and working capital of $4.0 million compared to $3.4 million and $3.0 million respectively at December 31, 2001. Restricted cash, which collateralizes various credit card and bank guarantees in the United Kingdom, amounted to $156,000 at September 30, 2002 and $245,000 at December 31, 2001.

Cash used in operations for the nine months ended September 30, 2002 was $929,000 compared to $2.3 million for the first nine months of 2001. Changes in the components of cash used in operations included: a reduction in net loss amounting to $3.6 million (a decrease from a net loss of $3.6 million in the first nine months of 2001 to a net income of $41,000 in the first nine months of 2002), offset by increased requirements for trade accounts receivables of $2.4 million (an increase of $1.6 million in 2002 reflecting higher sales versus a decrease of $760,000 in 2001) and for inventories of $686,000 (an increase of $298,000 in 2002 reflecting a build-up in components for new products versus a decrease of $388,000 in 2001.) These increases were partially offset by reductions in the need for funds for accounts payable and accrued expenses of $241,000 and $1.2 million, respectively. Accrued expenses increased by $277,000 in the first nine months of 2002, compared to a decrease of $912,000 in the first nine months of 2001 that was due primarily to a reduction in customer advance payments ($223,000), a reduction in the accrual for bonuses ($160,000) and a reduction in sales tax accruals ($112,000.)

Trade accounts receivable as a percent of third quarter revenues were 127% at September 30, 2002 compared to 123% at September 30, 2001. This strong relationship between quarter-end receivables and that quarter’s sales is primarily due to the fact that most of our sales occur late in the quarter as is typical of a capital equipment business. Although our payment terms are net 30 days, certain customers, specifically government, university, Asian and European customers, tend to take longer to pay their receivable balances.

Cash provided by investing activities was $90,000 in the first nine months of 2002 compared to cash used in investing activities of $194,000 in the first nine months of 2001. This change was primarily due to a decrease in our short-term investments of $650,000 in 2002 versus a decrease of $247,000 in 2001. This was partially offset by an increase in the amount we invested for purchases of capital equipment to $540,000 in the first nine months of 2002 compared to $440,000 in the first nine months of 2001.

Cash provided by financing activities was $1.3 million in the first nine months of 2002 compared to cash used in financing activities of $39,000 in the first nine months of 2001. We received $1.0 million from the issuance of common stock in a private placement in the first nine months of 2002 and $182,000 from bank loans. In the first nine months of 2001, we repaid $770,000 of bank loans and had a $689,000 increase in restricted cash related to the need to collateralize bank loans in the U.K. with cash deposits.

On January 31, 2002, we completed a private placement of 571,500 shares of our common stock to an institutional investor (purchasing for three separate funds) at a purchase price of $1.75 per share. Additional shares may be issuable to the investors under provisions contained in the Stock Purchase Agreement between the investors and us, which we filed with the Securities & Exchange Commission on Form S-3 on March 27, 2002, as amended. On July 29, 2002, each investor received a warrant exercisable for the number of shares of our common stock equal to the number of shares of common stock purchased by that investor in the January 31, 2002 financing. The warrants are exercisable for four years from July 29, 2002 at a price of $2.25 per share. All warrants remain outstanding as of September 30, 2002.

We have a one-year loan agreement with Silicon Valley Bank (“SVB”) that was effective beginning on September 28, 2001. On August 15, 2002 and on October 4, 2002, the loan agreement was amended to extend the term of the loan for an additional year, through September 27, 2003, to increase borrowing capability to $3.5 million (based on the level of certain of our North American accounts receivable) and to increase the requirement for us to maintain a minimum level of tangible net worth. At September 30, 2002 we had used $1,864,000 of the facility with $895,000 available but not used. The interest rate on the facility was 6.75% at September 30, 2002, computed as the SVB prime rate plus 2 percent. The loan is collateralized by substantially all of the assets of the U.S. corporation and requires us to maintain a minimum level of tangible net worth amounting to $4,000,000 at September 30, 2002. Other loan covenants include the need to maintain insurance on our property, monthly reporting to SVB, the need to obtain SVB approval for any extraordinary action and a limitation on the U.S. corporation’s ability to transfer more than $600,000 to a subsidiary. We were in compliance with the SVB loan covenants as of September 30, 2002.

We collateralize various credit card, and bank guarantees (used for customs clearance purposes) with cash deposits at an international bank in the United Kingdom. This amounted to £100,000 ($156,000) at September 30, 2002.

We expect negative cash flow from operations to continue through 2002, as we continue the research and development of our SPOT™ and Ariol™ systems, conduct clinical trials required for FDA clearance of new products, expand our marketing, sales and customer support capabilities and add administrative infrastructure. We currently estimate that our existing capital resources will enable us to meet our capital needs through 2003. There can be no assurance, however, that we will not be required to seek capital at an earlier date. Our long-term capital needs may require us to try to obtain additional funds through equity or debt financing, collaborative or other arrangements with other companies, bank financing and other sources. If we raise funds by issuing equity securities, there will be dilution of existing shareholder’s holdings in our common stock.

There can be no assurance that additional debt or equity financing will be available if needed and on terms acceptable to us. If adequate funds are not available, we could be required to delay development or commercialization of certain products or technologies, to license to third parties the rights to commercialize certain products or technologies that we would otherwise seek to commercialize ourselves, or to reduce the marketing, customer support, or other resources devoted to product development. Accordingly, our failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on our business, results of operations, and financial condition. The timing and amount of spending of such capital resources cannot be accurately determined at this time and will depend on several factors, including but not limited to, the progress of our research and development efforts and clinical investigations, the timing of regulatory approvals or clearances, competing technological and market developments, commercialization of products currently under development and market acceptance and demand for our products. In addition, as opportunities arise, capital may also be used to acquire businesses, technologies or products.

Nasdaq recently promulgated new rules that make continued listing on the Nasdaq National Market more difficult, including a new standard requiring stockholders’ equity of $10 million, effective November 1, 2002. This compares to our stockholders’ equity of $7.1 million at September 30, 2002. Alternatively, we can qualify for continued listing on the Nasdaq National Market by meeting various stock market standards including a minimum bid price on our shares of $3.00 and a market capitalization of $50 million. If we are unable to maintain the standards for continued listing on the Nasdaq National Market, trading in our common stock would likely be conducted on the Nasdaq Small Cap Market, which is a less liquid market than the Nasdaq National Market. As a result, an investor could find it more difficult to dispose of our common stock.

Item 3. Quantitative and Qualitative Disclosures about Market Risk Derivatives and Financial Instruments.

For the nine months ended September 30, 2002, there were no material changes from the disclosures made in our Form 10-K for the year ended December 31, 2001, as amended. We maintain our funds as cash or cash equivalents, primarily in money market investments with a maturity of less than 90 days. We invested these funds at an average interest rate of 1.69% during the third quarter of 2002. These investments are not subject to interest rate risk.

Item 4. Controls and Procedures.

The Company’s President and Chief Executive Officer along with the Company’s Vice President of Finance and Chief Financial Officer evaluated the Company’s disclosure controls and procedures within 90 days of the filing date of this quarterly report. Based upon this evaluation, the Company’s President and Chief Executive Officer along with the Company’s Vice President of Finance and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that material information required to be disclosed is included in the reports that it files with the Securities and Exchange Commission.

There were no significant changes in the Company’s internal controls or, to the knowledge of the management of the Company, in other factors that could significantly affect these controls subsequent to the evaluation date.

PART II—OTHER INFORMATION

Item 5: Other Information

During the quarterly period covered by this filing, we did not enter into any additional engagements with our independent accountants, PricewaterhouseCoopers LLP, for non-audit services.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits.

Exhibit No.	Description

10.43	Amendment to Loan Documents dated August 15, 2002 between Registrant and Silicon Valley Bank.

10.44	Amendment to Loan Documents dated October 4, 2002 between Registrant and Silicon Valley Bank.

(b) Reports on Form 8-K—There were no reports on Form 8-K during the quarter ended September 30, 2002.

APPLIED IMAGING CORP.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

APPLIED IMAGING CORP. (Registrant)

By:	/S/ CARL HULL
Carl Hull President and Chief Executive Officer

Date: October 30, 2002

By:	/S/ BARRY HOTCHKIES
Barry Hotchkies Vice President, Chief Financial Officer
Date: October 30, 2002

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
PURSUANT TO
SECTION 13(a) OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Carl Hull, certify that:

1.	I have reviewed the Quarterly Report of Applied Imaging Corp. on Form 10-Q for the quarter ended September 30, 2002;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this amended quarterly report.

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ CARL HULL
Carl Hull President and Chief Executive Officer
Date: October 30, 2002

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
PURSUANT TO
SECTION 13(a) OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Barry Hotchkies, certify that:

1.	I have reviewed the Quarterly Report of Applied Imaging Corp. on Form 10-Q for the quarter ended September 30, 2002;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ BARRY HOTCHKIES
Barry Hotchkies Vice President, Chief Financial Officer

Date: October 30, 2002

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Carl Hull, certify, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Applied Imaging Corp. on Form 10-Q for the quarter ended September 30, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such quarterly report fairly presents in all material respects the financial condition and results of operations of Applied Imaging Corp.

By:	/s/ CARL HULL
Carl Hull President and Chief Executive Officer

Date: October 30, 2002

I, Barry Hotchkies, certify, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Applied Imaging Corp. on Form 10-Q for the quarter ended September 30, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such quarterly report fairly presents in all material respects the financial condition and results of operations of Applied Imaging Corp.

By:	/s/ BARRY HOTCHKIES
Barry Hotchkies Vice President, Chief Financial Officer

Date: October 30, 2002