Form 10-K/A
period 2001-12-31
APPLIED IMAGING CORP
filed 2003-04-15
CIK 816066

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

AMENDMENT NO. 4

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

Common Stock, $0.001 par value

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the 90 days. Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

The aggregate market value of voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on March 31, 2003, as reported on the Nasdaq Market, was approximately $9,731,000. The number of shares of Common Stock outstanding as of March 31, 2003: 15,913,339.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates information by reference from the Registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year.

This report, including all exhibits and attachments, contains 52 pages. The exhibit index is on pages 45 & 46.

EXPLANATORY NOTE

Applied Imaging Corp. amends and restates in its entirety Amendment No. 3 to Form 10-K filed on October 3, 2002 for its fiscal year ended December 31, 2001 as set forth in this Amendment No. 4 Form 10-K.

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

The Company was founded to develop, manufacture, and market automated genetic imaging systems for use in cytogenetic laboratories for cancer testing, prenatal testing and other genetic testing applications. We sell our products to government and private clinical laboratories, research institutions, universities, and pharmaceutical companies located in the U.S., Canada, Europe, Japan and other countries. We also market imaging systems designed for use in plant and animal genetic research programs. In addition, in 2000, we introduced and received clearance from the U.S. Food and Drug Administration (“FDA”) for a clinical system to detect micrometastatic cancer cells in bone marrow from cancer patients. Micrometastic cancer cells are generally undetectable using routine cancer screening tests due to their rarity (low frequency of occurrence). This system and its research capabilities assists physicians in determining the initial staging of cancer cases, in detecting disease recurrence and in genetically characterizing cancer cells.

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

We offer several applications on the MDS™ platform to assist pathologists in their review of key breast cancer tests. These include breast cancer tests that examine the following biological factors:

—	HER-2/neu immunohistochemistry (IHC)

—	Ki-67—cell proliferation marker

—	estrogen receptor (ER)—tumor hormone receptor marker

—	progesterone receptor (PR)—tumor hormone receptor marker

—	p53—tumor suppressor oncogene

—	nuclear IHC markers

—	cytoplasmic IHC markers

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

We intend to produce a new product, the SPOT™ system, a genetic analysis for the automated analysis of fluorescent-based DNA probe tests, in the first half of 2002.

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

The market for the MDS™ system in cancer pathology is new and under development. Our primary competitors in this market are ChromaVision Medical Systems, Inc. and Metasystems. We believe our systems’ ability to analyze both proteins and and genes in cells distinguishes us from competition.

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

We have not been profitable since our inception in 1986. We incurred net losses of $3.5 million and $4.2 million in 2001 and 2000, respectively. As of December 31, 2001, we had an accumulated deficit of $41.9 million. We will continue to incur significant costs as we continue our efforts to market our MDS™ system. If we do achieve profitability in any period, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

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

We have experienced significant fluctuations in our quarterly operating results, and we expect to continue to experience fluctuations in the future. Our customers, who are primarily public and private clinical laboratories, research organizations and hospitals, generally operate on annual budgets. Their budgeting cycles and spending practices affect our revenues. Factors that may have an influence on our operating results in any particular quarter include:

•	demand for our products,

•	seasonality of our sales,

•	new product introductions by us or our competitors, and the costs and time required for a transition to the new products,

•	delays in the timing of new product introduction due to longer research and development cycles than anticipated,

•	timing of orders and shipments for capital equipment sales,

•	our mix of sales between our distributors and our direct sales force,

•	competition, including pricing pressures,

•	timing and amount of research and development expenses, including clinical trial-related expenditures.

•	foreign currency fluctuations, and

•	delays between our incurrence of expenses to develop new products, including expenses related to marketing and service capabilities, and the timing of sales and payments received for the new products.

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

The exact timing and amount of spending required cannot be accurately determined and will depend on several factors, including:

•	progress of our research and development efforts and planned clinical investigations,

•	competing technological and market developments,

•	commercialization of products currently under development by us and our competitors, and

•	market acceptance and demand for our products

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

The marketing and sale of our products outside of the U.S. i subject to regulations, which vary from those in the U.S. Failure to obtain and maintain required regulatory approvals could prevent or delay our ability to market and sell our products in international markets.

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

We have significant international operations based in the United Kingdom. As of March 1, 2002, approximately 37 employees, constituting approximately 40% of the total number of our employees, were based outside of the U.S. We generate a substantial portion of our revenues from outside of the U.S. In 2001 and 2000, we derived approximately 39% and 44% of our total revenues, respectively, from our customers and distributors outside of the U.S. We expect that international sales will continue to account for a significant portion of our revenues.

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

	High	Low
2001
First Quarter	$4 3/8	$1 9/16
Second Quarter	2.53	1.72
Third Quarter	2.70	1.01
Fourth Quarter	3.11	1.25
2000
First Quarter	8¼	1 1/16
Second Quarter	4¼	1 19/32
Third Quarter	7 13/64	2
Fourth Quarter	4¾	2 1/8

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

Item 6. Selected Consolidated Financial Data

The following selected consolidated financial data should be read in conjunction with the Company’s audited consolidated financial statements and related notes thereto and with Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are included elsewhere in this Form 10-K. The consolidated statement of operations data for the years ended December 31, 2001, 2000 and 1999 and the consolidated balance sheet data at December 31, 2001 and 2000 are derived from, and are qualified by reference to, the consolidated financial statements that are included elsewhere in this document. The consolidated statement of operations data for the years ended December 31, 1998 and 1997 and the consolidated balance sheet data at December 31, 1999, 1998 and 1997 are derived from consolidated financial statements that are not included in this Form 10-K.

	Year Ended December 31,
	2001	2000	1999	1998	1997
	(In thousands, except per share data)
Consolidated Statement of Operations Data:	(Restated)
Revenues:
Product sales	$13,704	$13,037	$11,533	$9,077	$10,513
Software maintenance, service and grant revenues	4,583	3,652	2,655	2,650	2,677

Total revenues	18,287	16,689	14,188	11,727	13,190
Cost of revenues	7,669	7,564	6,744	6,053	6,340

Gross profit	10,618	9,125	7,444	5,674	6,850

Operating expenses:
Research and development	3,900	3,525	4,299	6,662	7,381
Sales and marketing	7,457	6,409	5,232	4,950	3,740
General and administrative	2,662	2,964	3,138	2,721	3,639
Amortization of intangibles	306	280	124	—	—
Restructuring costs	—	—	818	353	—

Total operating expenses	14,325	13,178	13,611	14,686	14,760

Operating loss	(3,707)	(4,053)	(6,167)	(9,012)	(7,910)
Other income (expense), net	(18)	(140)	158	541	398

Net loss	$(3,725)	$(4,193)	$(6,009)	$(8,471)	$(7,512)

Net loss per share—basic and diluted	$(0.25)	$(0.31)	$(0.50)	$(0.86)	$(1.03)

Shares used to calculate basic and diluted net loss per share	15,191	13,594	11,930	9,850	7,324

	December 31,
	2001	2000	1999	1998	1997
	(In thousands)
Balance Sheet Data:	(Restated)
Cash, cash equivalents, restricted cash and short-term investments	$3,435	$7,012	$8,406	$11,728	$8,378
Working capital	2,841	6,505	7,132	10,753	7,171
Total assets	13,877	19,442	19,744	18,808	14,714
Bank debt, less current portion	—	500	1,167	—	—
Deferred revenue, non-current	396	345	518	—	—
Non-current of notes payable	—	—	250	—	—
Capital lease obligation, net of current portion	—	9	37	64	89
Accumulated deficit	(41,931)	(38,206)	(34,013)	(28,004)	(19,533)
Total stockholders’ equity	5,866	9,483	8,612	12,343	8,943

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

We achieved a number of important operational and financial milestones in 2001. Sales for the year were a record at $18.3 million, an increase of 10% over 2000. Our net loss for the year was $3.7 million, a decrease of $0.5 million or 11% from the net loss of $4.2 million recorded in 2000.

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

In December 2002, we became aware that some of our sales employees had given verbal undertakings to certain distributors in Asia and Europe that were not in compliance with our revenue recognition policies. These verbal undertakings affected a limited number of transactions beginning in December 2001. On further investigation, we determined that these verbal undertakings, had they been known at the time, would have served to defer the recognition of the related revenue by, generally, one or two quarters. The impact of the revenue deferral on our previously issued financial statements is to reduce revenue in the fourth quarter and full year 2001 by $250,000 and to increase the net loss in the fourth quarter and full year 2001 by $193,000. There was also a small impact on inventories, accounts receivable and deferred revenue at December 31, 2001. While we concluded that the impact of the revenue recognition matter was not necessarily material, we decided to restate our financial results for fiscal year 2001. The restated financial information for the fourth quarter of 2001 is shown in Footnote 16 – Quarterly Financial Data (unaudited) in the Notes to the Financial Statements.

We have revised our internal controls and procedures related to revenue recognition. Some of our new internal controls and procedures include: requiring sub-certifications from all sales managers and officers regarding revenue recognition, additional communication to sales employees to reinforce our revenue recognition policy, clarification of certain parts of our revenue recognition policy, and requiring a counter signature by the Chief Financial Officer of significant sales orders.

Results of Operations

Fiscal 2001 Compared With Fiscal 2000

Revenues. Revenues increased to $18.3 million in 2001 from $16.7 million in 2000, an increase of 10%. This reflected a revenue increase of 19% in North America and a decrease of 3% in the rest of the world. Sales, particularly in North America, benefited from the purchase of the PowerGene® instrument business from International Remote Imaging Systems, Inc. on July 6, 2000. As a result, we had a full year of PowerGene® sales in 2001 compared to six months in 2000 that provided an additional $0.5 million and $0.3 million of revenues, in North America and the rest of the world, respectively. In addition, sales in North America benefited from growth in our base cytogenetic markets ($0.6 million, excluding the increase in PowerGene revenues noted above) and related service revenues ($0.6 million). For 2001 and 2000 revenues derived outside of North America were approximately 39% and 44% of total revenues, respectively, reflecting the growth in North American instrument and service sales during 2001 discussed previously. We expect that the MDS™ and variants of the MDS™ system may be the primary driver of our future sales growth.

Sales of systems were $13.7 million in 2001, an increase of 5% over the $13.0 million achieved in 2000, primarily due to growth in North American markets.

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

Cost of Revenues. Cost of revenues as a percentage of revenues was 42% in 2001 compared to 45% in 2000. The lower costs as a percent of revenues are due to reduced manufacturing costs (primarily lower material costs of components such as personal computers, moniters and flat panel displays) and the increase in grant revenues discussed above. Cost of system revenues decreased from $5.9 million in 2000 to $5.7 million in 2001 (or by 3.4%) and as a percentage of revenues from 45% in 2000 to 42% in 2001 due primarily to reduced manufacturing costs. Cost of service contract, software maintenance and grant revenues increased from $1.7 million in 2000 to $2.0 million in 2001 (or by 18%) and as a percentage of revenues decreased from 46% in 2000 to 43% in 2001 due primarily to the addition of personnel in the service function. Grant revenues did not have a significant impact on cost of revenues in either 2000 or 2001.

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

Liquidity and Capital Resources

As of December 31, 2001, we had cash, cash equivalents, restricted cash and short-term investments of $3.4 million and working capital of $2.8 million compared to $7.0 million and $6.5 million, respectively, at December 31, 2000. We maintain our cash equivalents primarily in securities with maturities of 90 days or less. Restricted cash, which collateralizes various credit and bank guarantees in the United Kingdom, amounted to $0.2 million at December 31, 2001 and $1.7 million at December 31, 2000 (including restricted cash collateralizing all bank debt). The reduction in cash, cash equivalents and short-term investments in 2001 was due primarily to the net loss for the year of $3.5 million.

Cash used in operations for the year ended December 31, 2001 was $2.1 million compared to $4.1 million for 2000. The $2.0 million decrease in cash used in operations was primarily due to reduced requirements for accounts receivables of $1.7 million (a decrease of $1.3 million in 2001 versus an increase of $355,000 in 2000) and for inventories of $629,000 (a decrease of $565,000 versus an increase of $64,000), reflecting our focus on effective control of these items, and a $468,000 reduction in the operating loss for the year discussed above. These were partially offset by a reduction in accounts payable and accrued expenses of $403,000 (an increase of $71,000 in 2001 versus an increase of $474,000 in 2000) and $669,000 (an increase of $1,247,000 in 2001 versus an increase of $578,000 in 2000), respectively, excluding the effect of the PSI purchase. The decline in accrued expenses is due primarily to a reduction in accruals for bonuses ($210,000), consultants ($130,000), annual report ($80,000) and royalties ($65,000).

Receivables as a percent of fourth quarter sales were 108% in 2001 and 145% in 2000. This strong relationship between year-end receivables and last quarter sales is primarily due to the fact that most of our sales occur late in the quarter as is typical of capital equipment businesses. Although our payment terms are net 30 days, our customers, specifically government, university, Japanese, Chinese and European customers tend to take longer to pay their receivable balances. We do not experience significant collection issues with our accounts, but many of our customers take longer than the stated 30-day payment period. At December 31, 2001, approximately 25% of the receivables were outstanding for greater than 90 days and at December 31, 2000, approximately 33% were older than 90 days.

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

Cash provided by financing activities was $503,000 in 2001 compared to $1.4 million in 2000. We received $102,000 from the issuance of common stock in 2001 (from the exercise of employee stock options) compared to $4.1 million in 2000, primarily from $3.2 million in net proceeds from a private placement of our common stock in December 2000. Restricted cash amounted to $1.7 million at the end of 2000, representing cash collateralizing our bank loans. This was reduced to $245,000 at the end of 2001 as we entered into new loan agreements in 2001.

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

Since our formation in July 1986 through December 2001, we have generated an accumulated deficit of approximately $41.9 million. We expect negative cash flow from operations to continue through at least 2002, as we continue the development of our MDS™ system, conduct clinical trials required for FDA clearance of new products, expand our marketing, sales and customer support capabilities, and add additional administrative infrastructure. In January 2002, we raised $1.0 million with a private placement of 571,500 shares of our common stock at a price of $1.75 per share. In addition, in January 2002, we instituted a series of actions to rationalize our operations to provide a lower operating cost while increasing efficiencies. We are closing our League City, Texas office and consolidating our manufacturing and engineering facilities. This is expected to result in a reduction in our operating expenses of approximately $0.4-$0.5 million per quarter, beginning in the second quarter of 2002, with a first quarter restructuring charge estimated at $150,000. As a result of these actions, we currently estimate that our capital resources will enable us to meet our short-term capital needs through at least 2002.

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

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and Stockholders

Applied Imaging Corp.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 44 present fairly, in all material respects, the financial position of Applied Imaging Corp. and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 44 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 15, the Company has restated its 2001 financial statements.

/s/    PRICEWATERHOUSECOOPERS LLP

San Jose, California

February 1, 2002 except for Note 15, which is as of April 10, 2003

APPLIED IMAGING CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2001	2000
	(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$2,538	$4,447
Restricted cash	245	1,667
Short-term investments	652	898
Trade accounts receivable, net of allowance for doubtful accounts of $222 and $289, respectively	5,412	6,732
Inventories	1,062	1,627
Prepaid expenses and other current assets	547	239

Total current assets	10,456	15,610
Property and equipment, net	1,021	1,127
Intangibles, net	2,344	2,650
Other assets	56	55

Total assets	$13,877	$19,442

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of bank debt	$1,687	$1,929
Current portion of capital lease obligation	14	34
Current portion of related party notes payable	—	250
Accounts payable	1,758	1,829
Accrued expenses	1,399	2,646
Deferred revenue, current	2,757	2,417

Total current liabilities	7,615	9,105
Bank debt, less current portion	—	500
Deferred revenue, non-current	396	345
Capital lease obligation, net of current portion	—	9

Total liabilities	8,011	9,959

Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $ 0.001 par value; 6,000,000 shares authorized; none issued and outstanding at December 31, 2001 and 2000	—	—
Common stock; $ 0.001 par value; 50,000,000 shares authorized; 15,242,417 and 15,140,936 issued and outstanding December 31, 2001 and 2000, respectively	15	15
Additional paid-in capital	48,154	48,070
Accumulated deficit	(41,931)	(38,206)
Deferred stock compensation	(7)	(30)
Accumulated other comprehensive loss	(365)	(366)

Total stockholders’ equity	5,866	9,483

Total liabilities and stockholders’ equity	$13,877	$19,442

The accompanying notes are an integral part of these consolidated financial statements.

APPLIED IMAGING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share data)

	Year Ended December 31,
	2001	2000	1999
	(Restated)
Revenues:
Product sales	$13,704	$13,037	$11,533
Software maintenance, service and grant revenues	4,583	3,652	2,655

Total revenues	18,287	16,689	14,188

Cost of revenues:
Product sales	5,691	5,891	5,640
Software maintenance, service and grant revenue	1,978	1,673	1,104

Total cost of revenues	7,669	7,564	6,744

Gross profit	10,618	9,125	7,444

Operating expenses:
Research and development	3,900	3,525	4,299
Sales and marketing	7,457	6,409	5,232
General and administrative	2,662	2,964	3,138
Amortization of intangibles	306	280	124
Restructuring costs	—	—	818

Total operating expenses	14,325	13,178	13,611

Operating loss	(3,707)	(4,053)	(6,167)
Other income (expense), net	(18)	(140)	158

Net loss	(3,725)	(4,193)	(6,009)
Other comprehensive loss, net of tax:
Change in unrealized loss on short-term investments	1	13	(12)

Comprehensive loss	$(3,724)	$(4,180)	$(6,021)

Net loss per share—basic and diluted	$(0.25)	$(0.31)	$(0.50)

Shares used to calculate basic and diluted net loss per share	15,191	13,594	11,930

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Stockholders’ Equity

For the years ended December 31, 2001, 2000, and 1999

(in thousands )

	Common Stock		Additional paid-in capital	Accumulated deficit	Deferred stock compensation	Accumulated other comprehensive loss	Total stockholders’ equity
	Shares	Amount
Balances as of December 31, 1998	11,530	$12	$41,121	$(28,004)	$(419)	$(367)	$12,343
Exercise of common stock options	6	—	10	—	—	—	10
Private placement	1,000	1	1,280	—	—	—	1,281
Employee stock purchase	22	—	23	—	—	—	23
Vysis acquisition	497	—	600	—	—	—	600
Amortization of deferred stock compensation	—	—	—	—	376	—	376
Change in unrealized loss from short-term investments	—	—	—	—	—	(12)	(12)
Net loss	—	—	—	(6,009)	—	—	(6,009)

Balances as of December 31, 1999	13,055	13	43,034	(34,013)	(43)	(379)	8,612
Exercise of common stock options	398	1	857	—	—	—	858
Private placement—net proceeds	1,281	1	3,183	—	—	—	3,184
Employee stock purchase	22	—	47	—	—	—	47
PSI Asset Purchase	385	—	915	—	—	—	915
Deferred stock compensation	—	—	34	—	(34)	—	—
Amortization of deferred stock compensation	—	—	—	—	47	—	47
Change in unrealized loss from short-term investments	—	—	—	—	—	13	13
Net loss	—	—	—	(4,193)	—	—	(4,193)

Balances as of December 31, 2000	15,141	15	48,070	(38,206)	(30)	(366)	9,483
Exercise of common stock options	34	—	53	—	—	—	53
Private placement expenses	—	—	(58)	—	—	—	(58)
Employee stock purchase	67	—	106	—	—	—	106
Deferred stock compensation	—	—	(17)	—	17	—	—
Amortization of deferred stock compensation	—	—	—	—	6	—	6
Change in unrealized gain from short-term investments	—	—	—	—	—	1	1
Net loss (Restated)	—	—	—	(3,725)	—	—	(3,725)

Balances as of December 31, 2001(Restated)	15,242	$15	$48,154	$(41,931)	$(7)	$(365)	$5,866

The accompanying notes are an integral part of these consolidated financial statements.

APPLIED IMAGING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the year ended December 31,
	2001	2000	1999
	(Restated)
Cash flows from operating activities:
Net loss	$(3,725)	$(4,193)	$(6,009)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation & amortization	955	706	1,092
Provision for doubtful accounts	—	162	89
Amortization related to deferred stock compensation	6	47	376
Loss on sale of fixed assets	37	—	41
Changes in operating assets and liabilities:
Trade accounts and related party receivable	1,320	(355)	(2,598)
Inventories	565	(64)	(200)
Prepaid expenses and other assets	(308)	(42)	249
Accounts payable	(71)	(474)	654
Accrued expenses	(1,247)	(578)	515
Deferred revenue	391	719	813

Net cash used in operating activities:	(2,077)	(4,072)	(4,978)

Cash flows from investing activities:
Purchase of short-term investments	(9,306)	(27,493)	(3,685)
Proceeds from sale and maturities of investments	9,553	32,182	4,347
Proceeds from sale of equipment	—	—	60
Acquisition of assets	—	(170)	(1,000)
Purchases of equipment	(581)	(304)	(515)
Other assets	(1)	25	5

Net cash provided by (used in) investing activities:	(335)	4,240	(788)

Cash flows from financing activities:
Net proceeds from issuance of common stock	102	4,089	1,314
Bank and other loan proceeds	3,899	1,296	2,000
Bank and other loan payments	(4,891)	(2,243)	(169)
Capital lease payments, principal portion	(29)	(28)	(27)
Restricted cash	1,422	(1,667)	—

Net cash provided by financing activities:	503	1,447	3,118

Net increase (decrease) in cash and cash equivalents	(1,909)	1,615	(2,648)
Cash and cash equivalents at beginning of year	4,447	2,832	5,480

Cash and cash equivalents at end of year	$2,538	$4,447	$2,832

Supplemental disclosure of cash flow information:
Cash paid for interest during the period	$189	$362	$114

Cash paid for taxes during the period	$23	$15	$28

Supplemental disclosure of non-cash investing and financing activities
Accrual recorded for business acquired	$—	$90	$132

Stock issued in connection with acquisition	$—	$915	$600

Debt assumed for acquisition of intangible assets related to business acquired	$—	$—	$750

Change in unrealized loss from short-term investments	$1	$13	$(12)

Deferred stock compensation	$(17)	$34	$—

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

Restatement

As discussed in Note 16, the Company has restated its financial results beginning with the fourth quarter of 2001.

Liquidity

These consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses in fiscal 2001 and 2000 and there can be no assurance that the Company will attain profitability.

At December 31, 2001, the Company had aggregate consolidated net losses of $41.9 million. The Company expects negative cash flow from operations to continue through at least 2002, with the need for funding additional development of the MDS™ system, conducting clinical trials required for FDA clearance of new products, expanding marketing, sales and customer support capabilities, and adding additional administrative infrastructure. Subsequent to year-end, the Company raised $1.0 million in January 2002 with a private placement of 571,500 shares of its common stock at a price of $1.75 per share. In addition, in January 2002, the Company instituted a series of actions to rationalize its operations to provide a lower operating cost. The Company is closing its League City, Texas office and consolidating its manufacturing and engineering facilities. This is expected to result in a reduction in operating expenses beginning in the second quarter. As a result of these actions, management believes that its existing cash balances and other potential financing alternatives will be sufficient to meet the Company’s capital and operating requirements through at least 2002.

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

(2)	Inventories

A summary of inventories follows (in thousands):

	December 31,
	2001	2000
	(Restated)
Raw materials	$898	$1,443
Work in process	49	122
Finished goods	115	62

	$1,062	$1,627

(3) Property and Equipment

A summary of property and equipment follows (in thousands):

	December 31,
	2001	2000
Equipment	$2,757	$2,855
Demonstration equipment	1,330	1,604
Furnitures and fixtures	692	726

	4,779	5,185
Less accumulated depreciation	3,758	4,058

	$1,021	$1,127

As of December 31, 2001 and 2000, the Company had $14,000 and $41,000 respectively, of equipment under capital lease net of accumulated amortization of $124,000 and $97,000 respectively. Depreciation expense was $622,000, $420,000, and $968,000 for 2001, 2000 and 1999 respectively.

(4) Accrued Expenses

A summary of accrued expenses follows (in thousands):

	December 31,
	2001	2000
	(Restated)
Compensation and related costs	$767	$1,037
Warranty related costs	144	187
Royalties	82	148
Audit, tax, legal and external reporting costs	79	231
Consulting related expenses	22	150
Other	305	893

	$1,399	$2,646

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

In June 2000, the Company signed a two-year distribution and product development agreement with Digital Scientific, Ltd, a UK-based designer of software imaging tools. Under the terms of this agreement, the Company had exclusive worldwide distribution rights to Digital Scientific’s SmartCapture family of products provided it maintained minimum purchase levels of Digital Scientific’s SmartCapture family of products. The Company did not meet the minimum purchase levels in the second year of the agreement and is now a non-exclusive distributor of Digital Scientific’s SmartCapture family of products.

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

A summary of the status of the Company’s stock option activity for the years ended December 31, 2001, 2000 and 1999, is as follows:

	Shares		Weighted- average exercise price	Weighted- average fair value
Outstanding at December 31, 1998	1,787,405		$2.32
Granted	377,500		0.99	$0.48
Cancelled	(170,837)		2.34
Exercised	(5,500)		1.80

Outstanding at December 31, 1999	1,988,568		$2.10
Granted	670,300		3.64	$1.77
Cancelled	(247,724)		2.22
Exercised	(398,753	)(a)	2.15

Outstanding at December 31, 2000	2,012,391		$2.59
Granted	735,000		2.68	$1.36
Cancelled	(196,018)		3.50
Exercised	(33,900)		1.71

Outstanding at December 31, 2001	2,517,473		$2.56

(a) Includes 467 options exercised in 2000 but shares issued in 2001

The following table summarizes information about stock options outstanding as of December 31, 2001:

	Options Outstanding			Options Exercisable
Range of exercise prices	Number of options	Weighted average remaining contractual life	Weighted Average exercise price	Number of options	Weighted average exercise price
From $0.72 to $1.19	229,300	7.69 years	$1.06	141,819	$1.05
From $1.25 to $1.80	196,750	4.40 years	1.73	176,750	1.76
From $1.85 to $1.88	411,163	7.57 years	1.87	305,163	1.88
From $2.03 to $2.44	620,247	7.15 years	2.40	428,398	2.41
From $2.75 to $3.44	663,013	8.44 years	3.05	133,716	2.93
From $3.63 to $4.03	397,000	8.56 years	3.97	122,417	3.97

	2,517,473			1,308,263

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

Accounting for Stock-Based Compensation

In 1996, the Company recorded a deferred charge of $1,473,000, representing the difference between the exercise price and the deemed fair value of the Company’s common stock for 246,750 shares subject to common stock options granted in the 12-month period preceding the IPO. As of December 31, 2001, all related deferred stock compensation has been amortized to compensation expense.

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

	December 31,
	2001	2000	1999
	(Restated)
Net loss:
As reported	$(3,725)	$(4,193)	$(6,009)
Pro forma	(4,299)	(4,542)	(6,886)
Net loss per share:
As reported:
Basic and diluted	(0.25)	(0.31)	(0.50)
Pro forma
Basic and diluted	(0.28)	(0.33)	(0.58)

The fair value of each option is estimated on the date of grant using the fair value method with the following weighted-average assumptions:

	2001	2000	1999
Risk-free interest rate	4.5%	6.0%	6.0%
Expected life (in years)	3	3	3
Dividend yield	—	—	—
Expected volatility	60%	60%	60%

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

	North America		International— Principally Europe		Consolidated
Revenues
2001(Restated)	$11,068		$7,219		$18,287
2000	9,277		7,412		16,689
1999	5,717		8,471		14,188
Identifiable Assets
2001(Restated)	$9,704		$4,173		$13,877
2000	11,586		7,856		19,442
1999	10,736		9,008		19,744
Long Lived Assets
2001	$3,134	(a)	$287	(b)	$3,421
2000	3,399	(a)	433	(b)	3,832
1999	2,943	(a)	509	(b)	3,452
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

(14) Subsequent Events

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

(15) Restatement

In December 2002, the Company became aware that some of its sales employees had given verbal undertakings to certain distributors in Asia and Europe that were not in compliance with the Company’s revenue recognition policies. These verbal undertakings affected a limited number of transactions beginning in December 2001. On further investigation, the Company determined that these verbal undertakings, had they been known at the time, would have served to defer the recognition of the related revenue by, generally, one or two quarters. The impact of the revenue deferral on the Company’s previously-issued financial statements is to reduce revenue in the fourth quarter and full year 2001 by $250,000 and to increase the net loss in the fourth quarter and full year 2001 by $193,000. There was also a small impact on inventories, accounts receivables and deferred revenue.

The impact of the revenue deferral on the previously issued financial statements for the year ended December 31, 2001 is as follows (in thousands):

	Previously Reported	As Restated
Total revenues	$18,537	$18,287
Operating loss	(3,514)	(3,707)
Net loss	(3,532)	(3,725)
Net loss per share—basic and diluted	(0.23)	(0.25)

ASSETS
Cash, restricted cash and marketable securities	$3,435	$3,435
Trade accounts receivable	5,684	5,412
Inventories	1,010	1,062
Other current assets	547	547
Non current assets	3,421	3,421

Total assets	$14,097	$13,877

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accrued expenses	$1,404	$1,399
Deferred revenue	2,779	2,757
Other Current Liabilities	3,459	3,459
Non-current liabilities	396	396
Stockholders’ Equity	6,059	5,866

Total liabilities and stockholders’ equity	$14,097	$13,877

(16) Quarterly Financial Data (unaudited)

The following tables summarize the quarterly financial data for the last two fiscal years (in thousands, except per share data):

	Fiscal 2001 Quarter Ended
	March 31,	June 30,	September 30,	December 31,
				Previously Reported	As Restated
Total revenues	$3,930	$4,528	$4,827	$5,252	$5,002
Operating loss	(1,811)	(875)	(857)	29	(164)
Net loss	(1,762)	(868)	(932)	30	(163)
Net loss per share—basic and diluted	(0.12)	(0.06)	(0.06)	0.00	(0.01)

	Fiscal 2000 Quarter Ended
	March 31,	June 30,	September 30,	December 31,
Total revenues	$3,693	$4,343	$4,006	$4,647
Operating loss	(1,185)	(568)	(939)	(1,361)
Net loss	(1,282)	(544)	(946)	(1,421)
Net loss per share—basic and diluted	(0.10)	(0.04)	(0.07)	(0.10)

The financial data for the quarter ended December 31, 2001 has been restated to reflect the impact of some verbal undertakings that had been made to certain distributors in Asia and Europe which impacted revenue recognition in that quarter. The impact on the Company’s previously-issued financial statements is to reduce revenue in the fourth quarter and full year 2001 by $250,000 and to increase the net loss in the fourth quarter and full year 2001 by $193,000.

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

APPLIED IMAGING CORP.

By:	/s/ CARL HULL
Carl Hull President and Chief Executive Officer

By:	/s/ BARRY HOTCHKIES
Barry Hotchkies Vice President, Chief Financial Officer

Date:	April 15, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signatures	Title	Date

/s/ CARL HULL (Carl Hull)	Chief Executive Officer and Director (Principal Executive Officer)	April 15, 2003

/s/ BARRY HOTCHKIES (Barry Hotchkies)	Chief Financial Officer (Principal Accounting Officer)	April 15, 2003

/s/ JOHN F. BLAKEMORE, JR.* (John F. Blakemore, Jr.)	Director	April 15, 2003

/s/ JACK GOLDSTEIN* (Jack Goldstein)	Director	April 15, 2003

/s/ ANDRE MARION* (Andre Marion)	Director	April 15, 2003

/s/ G. KIRK RAAB* (G. Kirk Raab)	Director and Chairman of the Board	April 15, 2003

/s/ PABLO VALENZUELA* (Pablo Valenzuela)	Director	April 15, 2003

*By:	/s/ BARRY HOTCHKIES
(Barry Hotchkies) Attorney-in-fact

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

PURSUANT TO

SECTION 13(a) OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

AS ADOPTED PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Carl Hull, certify that:

1.	I have reviewed Amendment No. 4 to the Annual Report of Applied Imaging Corp. on Form 10-K for the year ended December 31, 2001;

2.	Based on my knowledge, this amended annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amended annual report; and

3.	Based on my knowledge, the financial statements, and other financial information included in this amended annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this amended annual report.

Date: April 15, 2003	By:	/s/ CARL HULL
Carl Hull President and Chief Executive Officer

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

PURSUANT TO

SECTION 13(a) OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

AS ADOPTED PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Barry Hotchkies, certify that:

1.	I have reviewed Amendment No. 4 to the Annual Report of Applied Imaging Corp. on Form 10-K for the year ended December 31, 2001;

2.	Based on my knowledge, this amended annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amended annual report; and

3.	Based on my knowledge, the financial statements, and other financial information included in this amended annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this amended annual report.

Date: April 15, 2003	By:	/s/ BARRY HOTCHKIES
Barry Hotchkies Vice President, Chief Financial Officer

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

PURSUANT TO 18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Carl Hull, certify, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that Amendment No. 4 to the Annual Report of Applied Imaging Corp. on Form 10-K for the year ended December 31, 2001 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such amended annual report fairly presents in all material respects the financial condition and results of operations of Applied Imaging Corp.

Date: April 15, 2003	By:	/s/ CARL HULL
Carl Hull President and Chief Executive Officer

I, Barry Hotchkies, certify, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that Amendment No. 4 to the Annual Report of Applied Imaging Corp. on Form 10-K for the year ended December 31, 2001 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such amended annual report fairly presents in all material respects the financial condition and results of operations of Applied Imaging Corp.

Date: April 15, 2003	By:	/s/ BARRY HOTCHKIES
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