Form 10-Q/A
period 2002-03-31
APPLIED IMAGING CORP
filed 2003-04-15
CIK 816066

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

AMENDMENT NO. 3

TO

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the 90 days.  Yes  ☒  No  ☐

As of March 31, 2003 there were 15,913,339 shares of the Registrant’s Common Stock outstanding.

EXPLANATORY NOTE

Applied Imaging Corp. amends and restates in its entirety Amendment No.2 to Form 10-Q filed on October 3, 2002 for its fiscal quarter ended March 31, 2002 as set forth in this Amendment No. 3 Form 10-Q.

APPLIED IMAGING CORP.

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

APPLIED IMAGING CORP. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands)

	March 31, 2002	December 31, 2001
	(Restated)	(Restated)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,581	$2,538
Restricted cash	249	245
Short-term investments	—	652
Trade accounts receivable, net	5,889	5,412
Inventories	1,313	1,062
Prepaid expenses/other current assets	431	547

Total current assets	11,463	10,456
Property and equipment, net	949	1,021
Goodwill	2,352	2,344
Other assets	56	56

Total assets	$14,820	$13,877

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,044	$1,758
Accrued expenses	1,483	1,399
Bank debt	1,928	1,687
Capital lease obligation	6	14
Deferred revenue, current	2,670	2,757

Total current liabilities	8,131	7,615

Deferred revenue, non-current	331	396

Total liabilities	8,462	8,011

Commitments and contingencies (Note 4)

Stockholders’ equity:

Common stock	16	15
Additional paid-in capital	49,141	48,154
Deferred stock compensation	(9)	(7)
Accumulated other comprehensive loss	(367)	(365)
Accumulated deficit	(42,423)	(41,931)

Total stockholders’ equity	6,358	5,866

Total liabilities and stockholders’ equity	$14,820	$13,877

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APPLIED IMAGING CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Loss

( in thousands, except per share data)

(Unaudited)

	Three months ended March 31,
	2002	2001
	(Restated)
Revenues	$4,847	$3,930
Cost of revenues	1,805	1,943

Gross profit	3,042	1,987

Operating expenses:
Research and development	822	935
Sales and marketing	1,736	2,026
General and administrative	697	759
Amortization of goodwill	—	78
Restructuring	222	—

Total operating expenses	3,477	3,798

Operating loss	(435)	(1,811)
Other income (expense), net	(57)	49

Net loss	(492)	(1,762)
Other comprehensive income (loss)
Change in unrealized loss on short-term investments	(2)	4

Comprehensive loss	$(494)	$(1,758)

Net loss per share—basic and diluted	$(0.03)	$(0.12)

Weighted average shares—outstanding basic and diluted	15,627	15,150

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APPLIED IMAGING CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three months ended March 31,
	2002	2001
	(Restated)
Cash flows from operating activities:
Net loss	$(492)	$(1,762)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	148	239
Provision for doubtful accounts	(10)	50
Amortization related to deferred stock compensation	(8)	5
Loss on sale of fixed assets	58	—
Changes in operating assets and liabilities:
Trade accounts and related party receivable	(467)	1,100
Inventories	(251)	58
Prepaid expenses/other current assets	116	85
Accounts payable	286	(408)
Accrued expenses	84	(670)
Deferred revenue	(152)	229

Net cash used in operating activities:	(688)	(1,074)

Cash flows from investing activities:
Purchase of short-term investments	—	(8,135)
Proceeds from sale and maturities of investments	650	8,005
Goodwill	(8)	—
Purchases of equipment	(134)	(177)

Net cash provided by (used in) investing activities:	508	(307)

Cash flows from financing activities:
Net proceeds from issuance of common stock	994	(13)
Restricted cash	(4)	167
Bank and other loan proceeds	3,150	—
Bank and other loan payments	(2,909)	(477)
Capital lease payments, principal portion	(8)	—

Net cash provided by (used in) financing activities:	1,223	(323)

Net increase (decrease) in cash/cash equivalents	1,043	(1,704)
Cash and cash equivalents at beginning of period	2,538	4,447

Cash and cash equivalents at end of period	$3,581	$2,743

Supplemental disclosure of cash flow information:
Cash paid for interest during the period	$22	$66

Cash paid for taxes during the period	$21	$14

Supplemental disclosure of non-cash investing and financing activities:
Deferred stock compensation	$(6)	$(18)

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

Liquidity:    We expect negative cash flow from operations to continue through at least 2002, as we continue the development of our MDS™ system, conduct clinical trials required for FDA clearance of new products, expand our marketing, sales and customer support capabilities, and add additional administrative infrastructure. In January 2002, we raised approximately $1.0 million with a private placement of 571,500 shares of our common stock at a price of $1.75 per share. In addition, in January 2002, we instituted a series of actions to rationalize our operations to provide a lower operating cost. We are closing our League City, Texas office and consolidating our manufacturing and engineering facilities. This is expected to result in a reduction in our operating expenses beginning in the second quarter of 2002. As a result of these actions, we currently estimate that our capital resources will enable us to meet our short-term capital needs through at least 2002.

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

NOTE 2—Inventories (in thousands):

Balance as of	March 31, 2002	December 31, 2001
	(Restated)	(Restated)
Raw materials	$1,188	$898
Work in process	7	49
Finished goods	118	115

Total	$1,313	$1,062

NOTE 3—Loss per share

There were no reconciling items of the numerators and denominators of the basic and diluted EPS computations. Securities excluded from the computation of EPS because their effect on EPS was antidilutive, but could dilute basic EPS in future periods are as follows:

Balance as of	March 31, 2002	March 31, 2001

Options	3,003,802	2,393,799
Warrants	650,790	650,790

Total	3,654,592	3,044,589

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

The following table reconciles the Company’s fiscal 2002 and 2001 first quarter net loss, loss per share—basic and diluted adjusted to exclude goodwill amortization pursuant to SFAS No. 142 to amounts previously reported: (in thousands, except per share data)

	Three months ended March 31,
	2002	2001
	(Restated)
Reported net loss	$(492)	$(1,762)
Add back: goodwill amortization	—	78

Adjusted net loss	$(492)	$(1,684)

Earnings per share—basic and diluted:
—as reported	$(0.03)	$(0.12)
—adjusted	$(0.03)	$(0.11)
Weighted average shares outstanding
—basic and diluted	15,627	15,150

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

Description	March 31, 2002	Note
Employee separation costs	$132	All cash charges
League City office closure costs	90	$40 of cash charges and $50 of non-cash charges

Total costs	$222

Reserve balance at March 31, 2002	$63	Expected to be paid in 2002

The restructuring program is expected to result in a reduction in our operating expenses beginning in the second quarter of 2002.

Note 7—Restatement

In December 2002, the Company became aware that some of its sales employees had given verbal undertakings to certain distributors in Asia and Europe that were not in compliance with the Company’s revenue recognition policies. These verbal undertakings affected a limited number of transactions beginning in December 2001. On further investigation, the Company determined that these verbal undertakings, had they been known at the time, would have served to defer the recognition of the related revenue by, generally, one or two quarters. The impact of the revenue deferral on the Company’s previously-issued financial statements is to: (i) reduce revenue in the fourth quarter and full year 2001 by $250,000, reduce revenue in the first quarter of 2002 by $152,000, increase revenue in the second quarter of 2002 by $26,000, reduce revenue in the third quarter of 2002 by $239,000, and (ii) increase the net loss in the fourth quarter and full year 2001 by $193,000, increase the net loss in the first quarter of 2002 by $111,000, increase net profit in the second quarter of 2002 by $35,000 and reduce the net profit in the third quarter of 2002 by $176,000. There was also a small impact on inventories, accounts receivables and deferred revenue in the quarters under discussion.

The impact of the revenue deferral on the previously issued financial statements for the three months ended March 31, 2002 and on the Consolidated Balance Sheets as of December 31, 2001 is as follows (in thousands):

Condensed Consolidated Statement of Operations
	Three Months Ended March 31, 2002 (Unaudited)
	Previously Reported	As Restated
Total revenues	$4,999	$4,847
Operating loss	(324)	(435)
Net loss	(381)	(492)
Net loss per share—basic and diluted	(0.02)	(0.03)
Condensed Consolidated Balance Sheets
	March 31, 2002 (Unaudited)
	Previously Reported	As Restated
ASSETS
Cash, restricted cash and marketable securities	$3,830	$3,830
Trade accounts receivable	6,326	5,889
Inventories	1,223	1,313
Other current assets	431	431
Non-current assets	3,357	3,357

Total assets	$15,167	$14,820

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accrued expenses	$1,491	$1,483
Deferred revenue	2,705	2,670
Other current liabilities	3,978	3,978
Non-current liabilities	331	331
Stockholders’ equity	6,662	6,358

Total liabilities and stockholders’ equity	$15,167	$14,820

	December 31, 2001
	Previously Reported	As Restated
ASSETS
Cash, restricted cash and marketable securities	$3,435	$3,435
Trade accounts receivable	5,684	5,412
Inventories	1,010	1,062
Other current assets	547	547
Non-current assets	3,421	3,421

Total assets	$14,097	$13,877

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accrued expenses	$1,404	$1,399
Deferred revenue	2,779	2,757
Other current liabilities	3,459	3,459
Non-current liabilities	396	396
Stockholders’ equity	6,059	5,866

Total liabilities and stockholders’ equity	$14,097	$13,877

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

Results of Operations

In December 2002, we became aware that some of our sales employees had given verbal undertakings to certain distributors in Asia and Europe that were not in compliance with our revenue recognition policies. These verbal undertakings affected a limited number of transactions beginning in December 2001. On further investigation, we determined that these verbal undertakings, had they been known at the time, would have served to defer the recognition of the related revenue by, generally, one or two quarters. The impact of the revenue deferral on our previously-issued financial statements is to: (i) reduce revenue in the fourth quarter and full year 2001 by $250,000, reduce revenue in the first quarter of 2002 by $152,000, increase revenue in the second quarter of 2002 by $26,000, reduce revenue in the third quarter of 2002 by $239,000, and (ii) increase the net loss in the fourth quarter and full year by 2001 $193,000, increase the net loss in the first quarter of 2002 by $111,000, increase net profit in the second quarter of 2002 by $35,000 and reduce the net profit in the third quarter of 2002 by $176,000. There was also a small impact on inventories, accounts receivables and deferred revenue in the quarters under discussion. While we concluded that the impact of the revenue recognition matter on each quarter in question was not necessarily material, we decided to restate our financial results for fiscal year 2001 and the first three quarters of fiscal 2002.

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

The impact of the revenue deferral on the previously issued financial statements for the quarter ended March 31, 2002 is shown in Note 7 to the Financial Statements.

Revenues.    Our revenues are derived primarily from the sale of products, instrument service contracts and grant revenues. Revenues for the three months ended March 31, 2002 were $4.8 million, compared to $3.9 million for the corresponding period in 2001. This 23% increase in revenues in the quarter was due primarily to increased sales volume of our MDS™ systems, which were $0.7 million in the quarter compared to $0.1 million in the first quarter of 2001. Revenues increased by 63% in North America and decreased by 17% in overseas markets.

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

Restructuring costs.    In January 2002, we instituted a series of actions to rationalize our operations to provide a lower operating cost while increasing efficiencies. We are closing our League City, Texas office and consolidating our manufacturing and engineering facilities. We recorded a restructuring charge of $222,000 in the first quarter of 2002 that is due to the costs of terminating 12 employees ($132,000) and closing the League City, Texas office ($90,000). These actions are expected to result in a reduction in our operating expenses of approximately $0.4 - $0.5 million per quarter, beginning in the second quarter of 2002. There were no restructuring costs in the first quarter of 2001.

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

Liquidity and Capital Resources

At March 31, 2002, we had cash, restricted cash, cash equivalents and securities available for sale of $3.8 million and working capital of $3.3 million compared to $3.4 million and $2.8 million respectively at December 31, 2001. Restricted cash, which collateralizes various credit card and bank guarantees in the United Kingdom, amounted to $0.2 million at March 31, 2002 and at December 31, 2001.

Cash used in operations for the quarter ended March 31, 2002 was $0.7 million compared to $1.1 million for the 2001 first quarter. The $0.4 million decrease in cash used in operations was primarily due to the reduced net loss amounting to $1.3 million (a decrease from a net loss of $1.8 million in the first quarter of 2001 to a net loss of $05 million in the first quarter of 2002), offset by increased requirements for accounts receivables of $1.6 million (an increase of $0.5 million in 2002 reflecting higher sales versus a decrease of $1.1 million in 2001) and for inventories of $0.3 million (an increase of $0.2 million in 2002 reflecting a build-up in components for new products versus a decrease of $0.1 million in 2001.) These increases were partially offset by reduction in the need for funds for accounts payable and accrued expenses of $0.7 million and $0.8 million, respectively.

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

`

PART II—OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

(a) Exhibits—None.

(b) Reports on Form 8-K—During the quarter ended March 31, 2002, we filed the following Current Reports on Form 8-K:

* (1)	Current Report on Form 8-K dated February 13, 2002 to disclose the private placement of 571,500 shares of common stock to an institutional investor (purchasing for three separate funds) at a purchase price of $1.75 per share.

* (2)	Current Report on Form 8-K dated February 19, 2002 to disclose that we were in compliance with the Nasdaq Marketplace Rules for continued listing of our common stock on the Nasdaq National Market.

*	Previously filed.

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
Barry Hotchkies Vice President, Chief Financial Officer

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

PURSUANT TO

SECTION 13(a) OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

AS ADOPTED PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Carl Hull, certify that:

1.	I have reviewed Amendment No. 3 to the Quarterly Report of Applied Imaging Corp. on Form 10-Q for the quarter ended March 31, 2002;

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
Carl Hull President and Chief Executive Officer

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

PURSUANT TO

SECTION 13(a) OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

AS ADOPTED PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Barry Hotchkies, certify that:

1.	I have reviewed Amendment No. 3 to the Quarterly Report of Applied Imaging Corp. on Form 10-Q for the quarter ended March 31, 2002;

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

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

PURSUANT TO 18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Carl Hull, certify, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that Amendment No. 3 to the Quarterly Report of Applied Imaging Corp. on Form 10-Q for the quarter ended March 31, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such amended quarterly report fairly presents in all material respects the financial condition and results of operations of Applied Imaging Corp.

Date: April 15, 2003	By:	/s/ CARL HULL
Carl Hull President and Chief Executive Officer

I, Barry Hotchkies, certify, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that Amendment No. 3 to the Quarterly Report of Applied Imaging Corp. on Form 10-Q for the quarter ended March 31, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such amended quarterly report fairly presents in all material respects the financial condition and results of operations of Applied Imaging Corp.

Date: April 15, 2003	By:	/s/ BARRY HOTCHKIES
Barry Hotchkies Vice President, Chief Financial Officer