Form 10-Q/A
period 2002-06-30
APPLIED IMAGING CORP
filed 2003-04-15
CIK 816066

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

EXPLANATORY NOTE

Applied Imaging Corp. amends and restates in its entirety Form 10-Q filed on August 13, 2002 for its fiscal quarter ended June 30, 2002 as set forth in this Amendment No. 1 Form 10-Q.

APPLIED IMAGING CORP.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

APPLIED IMAGING CORP. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands)

	June 30, 2002	December 31, 2001
	(Restated)	(Restated)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,806	$2,538
Restricted cash	246	245
Short-term investments	—	652
Trade accounts receivable, net	7,058	5,412
Inventories	1,253	1,062
Prepaid expenses/other current assets	477	547

Total current assets	11,840	10,456
Property and equipment, net	955	1,021
Goodwill	2,364	2,344
Other assets	56	56

Total assets	$15,215	$13,877

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,067	$1,758
Accrued expenses	1,604	1,399
Bank debt	1,973	1,687
Capital lease obligation	2	14
Deferred revenue, current	2,657	2,757

Total current liabilities	8,303	7,615
Deferred revenue, non-current	315	396

Total liabilities	8,618	8,011

Stockholders’ equity:
Common stock	16	15
Additional paid-in capital	49,228	48,154
Deferred stock compensation	(7)	(7)
Accumulated other comprehensive loss	(367)	(365)
Accumulated deficit	(42,273)	(41,931)

Total stockholders’ equity	6,597	5,866

Total liabilities and stockholders’ equity	$15,215	$13,877

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APPLIED IMAGING CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands, except per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
	(Restated)		(Restated)
Revenues	$5,345	$4,528	$10,192	$8,458
Cost of revenues	2,031	1,793	3,836	3,736

Gross profit	3,314	2,735	6,356	4,722

Operating expenses:
Research and development	856	1,029	1,678	1,964
Sales and marketing	1,700	1,812	3,436	3,838
General and administrative	634	692	1,331	1,451
Amortization of goodwill	—	77	—	155
Restructuring	—	—	222	—

Total operating expenses	3,190	3,610	6,667	7,408

Operating income (loss)	124	(875)	(311)	(2,686)
Other income (expense), net	26	7	(31)	56

Net income (loss)	150	(868)	(342)	(2,630)
Other comprehensive income (loss)
Change in unrealized loss on short-term investments	—	2	(2)	6

Comprehensive income (loss)	$150	$(866)	$(344)	$(2,624)

Net income (loss) per share
—basic	$0.01	$(0.06)	$(0.02)	$(0.17)

—diluted	$0.01	$(0.06)	$(0.02)	$(0.17)

Weighted average shares outstanding
—basic	15,851	15,184	15,739	15,167

—diluted	16,229	15,184	15,739	15,167

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APPLIED IMAGING CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six months ended June 30,
	2002	2001
	(Restated)
Cash flows from operating activities:
Net loss	$(342)	$(2,630)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	297	434
Provision for doubtful accounts	(10)	50
Amortization related to deferred stock compensation	—	2
Loss on sale of fixed assets	61	—
Changes in operating assets and liabilities:
Trade accounts receivable	(1,636)	898
Inventories	(191)	162
Prepaid expenses/other current assets	70	100
Accounts payable	309	(34)
Accrued expenses	205	(877)
Deferred revenue	(181)	509

Net cash used in operating activities:	(1,418)	(1,386)

Cash flows from investing activities:
Purchase of short-term investments	—	(9,082)
Proceeds from sale and maturities of investments	650	8,702
Goodwill	(20)	—
Purchases of equipment	(292)	(264)
Other assets	—	(21)

Net cash provided by (used in) investing activities:	338	(665)

Cash flows from financing activities:
Net proceeds from issuance of common stock	1,075	61
Restricted cash	(1)	(430)
Bank and other loan proceeds	5,855	—
Bank and other loan payments	(5,567)	(596)
Capital lease payments, principal portion	(14)	—

Net cash provided by (used in) financing activities:	1,348	(965)

Net increase (decrease) in cash and cash equivalents	268	(3,016)
Cash and cash equivalents at beginning of period	2,538	4,447

Cash and cash equivalents at end of period	$2,806	$1,431

Supplemental disclosure of non-cash investing and financing activities:
Deferred stock compensation	$—	$(18)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APPLIED IMAGING CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – Basis of Presentation

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

Liquidity: We expect negative cash flow from operations to continue through at least 2002, as we continue the development of our SPOTTM and AriolTM systems, conduct clinical trials required for FDA clearance of new products, expand our marketing, sales and customer support capabilities, and add additional administrative infrastructure. In January 2002, we raised approximately $1.0 million with a private placement of 571,500 shares of our common stock at a price of $1.75 per share. The private placement also included the issuance, in July 2002, of warrants exercisable for 571,500 shares of our common stock at an exercise price of $2.25 per share. In addition, in January 2002, we instituted a series of actions to rationalize our operations to provide a lower operating cost. We are closing our League City, Texas office and have consolidated our manufacturing and engineering facilities. As a result of these actions, we currently estimate that our capital resources will enable us to meet our short-term capital needs through at least 2002.

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

NOTE 2—Inventories (in thousands)

Balance as of	June 30, 2002	December 31, 2001
	(Restated)	(Restated)
Raw materials	$1,123	$898
Work in process	6	49
Finished goods	124	115

Total	$1,253	$1,062

NOTE 3—Income (loss) per share

The computation of basic and diluted net income (loss) per share (EPS) for the three and six months ended June 30, 2002 and June 30, 2001 is determined by dividing net income (loss) as reported as the numerator by the number of shares included in the denominator as shown in the following table (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2000	2001	2002	2001
Weighted average shares outstanding—basic	15,851	15,184	15,739	15,167
Dilutive shares—stock options	378	—	—	—

Weighted average shares outstanding—diluted	16,229	15,184	15,739	15,167

Securities excluded from the computation of EPS because their effect on EPS was antidilutive, but could dilute basic EPS in future periods are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
Balance as of	2000	2001	2002	2001
Options	1,059	2,456	2,980	2,456
Warrants	651	651	651	651

Total	1,710	3,107	3,631	3,107

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

The following table reconciles the Company’s fiscal 2002 and 2001 second quarter and first half net income (loss), net income (loss) per share—basic and diluted adjusted to exclude goodwill amortization pursuant to SFAS No. 142 to amounts previously reported (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
	(Restated)		(Restated)
Reported net income (loss)	$150	$(868)	$(342)	$(2,630)
Add back: goodwill amortization	—	77	—	155

Adjusted net income (loss)	$150	$(791)	$(342)	$(2,475)

Basic net income (loss) per share:
—as reported	$0.01	$(0.06)	$(0.02)	$(0.17)
—adjusted	$0.01	$(0.05)	$(0.02)	$(0.16)
Diluted net income (loss) per share
—as reported	$0.01	$(0.06)	$(0.02)	$(0.17)
—adjusted	$0.01	$(0.05)	$(0.02)	$(0.16)
Weighted average shares outstanding
—basic	15,851	15,184	15,739	15,167
—diluted	16,229	15,184	15,739	15,167

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

NOTE 6—Recent Accounting Pronouncements

In June 2002, the FASB issued SFAS No. 146, “Accounting for Exit or Disposal Activities’” (“SFAS 146”). SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The scope of SFAS 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002 and early application is encouraged. The Company will adopt SFAS 146 during the first quarter ending March 31, 2003. The provisions of EITF No. 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of EITF No. 94-3 prior to the adoption of SFAS 146. The effect on adoption of SFAS 146 will change on a prospective basis the timing of when restructuring charges are recorded from a commitment date approach to when the liability is incurred.

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

The impact of the revenue deferral on the previously-issued financial statements for the three and six months ended June 30, 2002 and on the Condensed Consolidated Balance Sheets as of December 31, 2001 is as follows (in thousands):

Condensed Consolidated Statement of Operations

	Three months ended June 30, 2002 (Unaudited)		Six months ended June 30, 2002 (Unaudited)
	Previously Reported	As Restated	Previously Reported	As Restated
Total revenues	$5,319	$5,345	$10,318	$10,192
Operating income (loss)	89	124	(235)	(311)
Net income (loss)	115	150	(266)	(342)
Net income (loss) per share-basic and diluted	0.01	0.01	(0.02)	(0.02)

Condensed Consolidated Balance Sheets

	June 30, 2002 (Unaudited)		December 31, 2001
	Previously Reported	As Restated	Previously Reported	As Restated
ASSETS
Cash, restricted cash and marketable securities	$3,052	$3,052	$3,435	$3,435
Trade accounts receivable	7,467	7,058	5,684	5,412
Inventories	1,157	1,253	1,010	1,062
Other current assets	477	477	547	547
Non current assets	3,375	3,375	3,421	3,421

Total assets	$15,528	$15,215	$14,097	$13,877

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accrued expenses	$1,615	$1,604	$1,404	$1,399
Deferred revenue	2,690	2,657	2,779	2,757
Other current liabilities	4,042	4,042	3,459	3,459
Non-current liabilities	315	315	396	396
Stockholders’ equity	6,866	6,597	6,059	5,866

Total liabilities and stockholders’ equity	$15,528	$15,215	$14,097	$13,877

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the attached condensed consolidated financial statements and notes, and with our audited financial statements and notes for the fiscal year ended December 31, 2001.

This quarterly report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements relating to operating performance, the adequacy of our current capital resources and the timing of future capital requirements. Our actual results could differ materially from those predicted in the forward-looking statements as a result of risks and uncertainties including, but not limited to, those discussed in this quarterly report and those discussed under “Item 1 – Business, Additional Factors That Might Affect Future Results,” and under “Item 7—Management’s Discussion And Analysis Of Financial Condition And Results Of Operations; Factors that May Affect Future Results,” commencing on pages 8 and 21, respectively, in our Annual Report on Amendment No. 1 to Form 10-K/A for the fiscal year ended December 31, 2001. These risks and uncertainties include, but are not limited to, competition, continued adverse changes in general economic conditions in the United States and internationally, adverse changes in the specific markets for our products, adverse changes in customer order patterns, pricing pressures, risks associated with foreign operations, delay or failure to launch new products and failure to reduce costs or improve operating efficiencies. You should not rely on these forward-looking statements, which reflect our position as of the date of this report. We are under no obligation to revise or update any forward-looking statements.

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

The impact of the revenue deferral on previously issued financial statements for the quarter and six months ended June 30, 2002 is shown in Note 7 to the Financial Statements.

Revenues. Our revenues are derived primarily from the sale of products, service contracts, software maintenance and grant revenues. Revenues for the three and six months ended June 30, 2002 were $5.3 million and $10.2 million, respectively, compared to $4.5 million and $8.5 million for the corresponding periods in 2001. This 18% and 21% increase in revenues in the quarter and first half, respectively, was due primarily to increased sales volume of our MDS™ and SPOT™ systems, which were $0.6 million in the quarter and $1.3 million in the first half compared to no sales in the second quarter of 2001 and $0.1 million of sales in the first half of 2001. The SPOT™ genetic analysis system is a new product that was introduced in the second quarter of 2002. Sales of the SPOT™ system are expected to continue to favorably impact the growth of overall revenues through at least the end of 2002.

Sales of systems were $4.1 million and $7.8 million in the three and six months ended June 30, 2002, respectively, compared to $3.4 millionand $6.3 million for the corresponding periods in 2001. This 22% and 24% increase in revenues in the quarter and first half, respectively, was due primarily to increased sales volume of our MDS™ and SPOT™ systems discussed above.

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

Cost of revenues. Cost of revenues includes direct material and labor costs, manufacturing overhead, installation costs, warranty-related expenses and post-warranty service and application support expenses. Costs of revenues for the three and six months ended June 30, 2002 were $2.0 million and $3.8 million, respectively, compared to $1.8 million and $3.7 million for the corresponding periods in 2001. The increase in cost of revenues was due primarily to the increase in sales discussed above. Cost of revenues, as a percentage of total revenues, for the three and six months ended June 30, 2002 were 38% compared to 40% and 44% for the corresponding prior year periods. The decrease is primarily due to favorable product mix.

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

Restructuring. In January 2002, we instituted a series of actions to rationalize our operations to provide a lower operating cost while increasing efficiencies. We are closing our League City, Texas office and have consolidated our manufacturing and engineering facilities. We recorded a restructuring charge of $222,000 in the first quarter and first half of 2002 that was due to the costs of terminating 12 employees ($132,000 – five employees in engineering, three in manufacturing, two in administration and two in sales and support) and closing the League City, Texas office ($90,000.) There were no restructuring costs in the second quarter of 2002 and first half of 2001.

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

Liquidity and Capital Resources

At June 30, 2002, we had cash, restricted cash, cash equivalents and securities available for sale of $3.1 million and working capital of $3.5 million compared to $3.4 million and $2.8 million respectively at December 31, 2001. Restricted cash, which collateralizes various credit card and bank guarantees in the United Kingdom, amounted to $0.3 million at June 30, 2002 and at December 31, 2001.

Cash used in operations for the six months ended June 30, 2002 was $1.4 million, the same as in the first half of 2001. Changes in the components of cash used in operations included: a reduction in net loss amounting to $2.3 million (a decrease from a net loss of $2.6 million in the first half of 2001 to a net loss of $342,000 in the first half of 2002), offset by increased requirements for trade accounts receivables of $2.5 million (an increase of $1.6 million in 2002 reflecting higher sales versus a decrease of $898,000 in 2001) and for inventories of $0.4 million (an increase of $191,000 in 2002 reflecting a build-up in components for new products versus a decrease of $162,000 in 2001.) These increases were partially offset by reductions in the need for funds for accounts payable and accrued expenses of $343,000 and $1.1 million, respectively. Accrued expenses increased by $205,000 in the first half of 2002, compared to a decrease of $877,000 in the first half of 2001 that was due primarily to a reduction in the accrual for bonuses ($142,000), a reduction in customer advance payments ($125,000) and a reduction in the accrual for annual report preparation ($60,000.)

Trade accounts receivable as a percent of second quarter revenues were 132% at June 30, 2002 compared to 128% at June 30, 2001. This strong relationship between quarter-end receivables and that quarter’s sales is primarily due to the fact that most of our sales occur late in the quarter as is typical of capital equipment business. Although our payment terms are net 30 days, certain customers, specifically government, university, Japanese, Chinese and European customers, tend to take longer to pay their receivable balances.

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

The election of directors was conducted and the following nominees were elected: Andre F. Marion and Pablo Valenzuela . The vote with respect to each nominee was as follows:

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

(a) Exhibits - None.

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
Barry Hotchkies Vice President, Chief Financial Officer

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

PURSUANT TO

SECTION 13(a) OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

AS ADOPTED PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Carl Hull, certify that:

1.	I have reviewed Amendment No. 1 to the Quarterly Report of Applied Imaging Corp. on Form 10-Q for the quarter ended June 30, 2002;

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
Carl Hull President and Chief Executive Officer

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

PURSUANT TO

SECTION 13(a) OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

AS ADOPTED PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Barry Hotchkies, certify that:

1.	I have reviewed Amendment No. 1 to the Quarterly Report of Applied Imaging Corp. on Form 10-Q for the quarter ended June 30, 2002;

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

Certification of Chief Executive Officer and Chief Financial Officer

Pursuant to 18 U.S.C. Section 1350

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

I, Carl Hull, certify, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that Amendment No. 1 to the Quarterly Report of Applied Imaging Corp. on Form 10-Q for the quarter ended June 30, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such amended Quarterly Report fairly presents in all material respects the financial condition and results of operations of Applied Imaging Corp.

Date: April 15, 2003	By:	/s/ CARL HULL
Carl Hull President and Chief Executive Officer

I, Barry Hotchkies, certify, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that Amendment No. 1 to the Quarterly Report of Applied Imaging Corp. on Form 10-Q for the quarter ended June 30, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such amended Quarterly Report fairly presents in all material respects the financial condition and results of operations of Applied Imaging Corp.

Date: April 15, 2003	By:	/s/ BARRY HOTCHKIES
Barry Hotchkies Vice President, Chief Financial Officer