Form 10-Q/A
period 2002-09-30
APPLIED IMAGING CORP
filed 2003-04-15
CIK 816066

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

EXPLANATORY NOTE

Applied Imaging Corp. amends and restates in its entirety Form 10-Q filed on October 30, 2002 for its fiscal quarter ended September 30, 2002 as set forth in this Amendment No. 1 Form 10-Q.

APPLIED IMAGING CORP.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

APPLIED IMAGING CORP. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands)

	September 30, 2002	December 31, 2001
	(Restated)	(Restated)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,990	$2,538
Restricted cash	156	245
Short-term investments	—	652
Trade accounts receivable, net	6,688	5,412
Inventories	1,464	1,062
Prepaid expenses/other current assets	352	547

Total current assets	11,650	10,456
Property and equipment, net	1,018	1,021
Goodwill	2,364	2,344
Other assets	56	56

Total assets	$15,088	$13,877

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,045	$1,758
Accrued expenses	1,667	1,399
Bank debt	1,869	1,687
Capital lease obligation	—	14
Deferred revenue, current	2,551	2,757

Total current liabilities	8,132	7,615
Deferred revenue, non-current	269	396

Total liabilities	8,401	8,011

Stockholders’ equity:
Common stock	16	15
Additional paid-in capital	49,187	48,154
Deferred stock compensation	(7)	(7)
Accumulated other comprehensive loss	(367)	(365)
Accumulated deficit	(42,142)	(41,931)

Total stockholders’ equity	6,687	5,866

Total liabilities and stockholders’ equity	$15,088	$13,877

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APPLIED IMAGING CORP. AND SUBSIDIARIES Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (in thousands, except per share data) (Unaudited)
	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
	(Restated)		(Restated)
Revenues	$5,541	$4,827	$15,733	$13,285
Cost of revenues	2,111	1,968	5,947	5,704

Gross profit	3,430	2,859	9,786	7,581

Operating expenses:
Research and development	832	1,110	2,510	3,074
Sales and marketing	1,848	1,856	5,284	5,694
General and administrative	584	674	1,915	2,125
Amortization of goodwill	—	76	—	231
Restructuring	(2)	—	220	—

Total operating expenses	3,262	3,716	9,929	11,124

Operating income (loss)	168	(857)	(143)	(3,543)
Other income (expense), net	(37)	(75)	(68)	(19)

Net income (loss)	131	(932)	(211)	(3,562)
Other comprehensive income (loss)
Change in unrealized loss on short-term investments	—	(1)	(2)	5

Comprehensive income (loss)	$131	$(933)	$(213)	$(3,557)

Net income (loss) per share
—basic	$0.01	$(0.06)	$(0.01)	$(0.23)

—diluted	$0.01	$(0.06)	$(0.01)	$(0.23)

Weighted average shares outstanding
—basic	15,885	15,203	15,788	15,179

—diluted	16,140	15,203	16,084	15,179

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APPLIED IMAGING CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2002	2001
Cash flows from operating activities:	(Restated)
Net loss	$(211)	$(3,562)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	466	631
Provision for doubtful accounts	(24)	50
Amortization related to deferred stock compensation	—	5
Loss on sale of fixed assets	77	—
Changes in operating assets and liabilities:
Trade accounts receivable	(1,252)	760
Inventories	(402)	388
Prepaid expenses/other current assets	195	(68)
Accounts payable	287	46
Accrued expenses	268	(911)
Deferred revenue	(333)	386

Net cash used in operating activities:	(929)	(2,275)

Cash flows from investing activities:
Purchase of short-term investments	—	(9,082)
Proceeds from sale and maturities of investments	650	9,329
Goodwill	(20)	—
Purchases of equipment	(540)	(440)
Other assets	—	(1)

Net cash provided by (used in) investing activities:	90	(194)

Cash flows from financing activities:
Net proceeds from issuance of common stock	1,034	42
Restricted cash	89	689
Bank and other loan proceeds	9,950	2
Bank and other loan payments	(9,768)	(772)
Capital lease payments, principal portion	(14)	—

Net cash provided by (used in) financing activities:	1,291	(39)

Net increase (decrease) in cash and cash equivalents	452	(2,508)
Cash and cash equivalents at beginning of period	2,538	4,447

Cash and cash equivalents at end of period	$2,990	$1,939

Supplemental disclosure of non-cash investing and financing activities:
Deferred stock compensation	$—	$(17)

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

Liquidity: We expect negative cash flow from operations to continue through 2002, as we continue the research and development of new applications for our SPOTTM and AriolTM systems, conduct clinical trials required for FDA clearance of new products, expand our marketing, sales and customer support capabilities, and add additional infrastructure. In January 2002, we raised approximately $1.0 million with a private placement of 571,500 shares of our common stock at a price of $1.75 per share. The private placement also included the issuance, in July 2002, of warrants exercisable for 571,500 shares of our common stock at an exercise price of $2.25 per share. In addition, in January 2002, we instituted a series of actions to reduce our operating costs. We are closing our League City, Texas office and have consolidated our manufacturing and engineering facilities. As a result of these actions, we currently estimate that our capital resources will enable us to meet our capital needs through 2003.

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

NOTE 2—Inventories (in thousands)

Balance as of	September 30, 2002	December 31, 2001
	(Restated)	(Restated)
Raw materials	$1,258	$898
Work in process	20	49
Finished goods	186	115

Total	$1,464	$1,062

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

The following table reconciles the Company’s fiscal 2002 and 2001 third quarter and first nine months net income (loss), net income (loss) per share—basic and diluted adjusted to exclude goodwill amortization pursuant to SFAS No. 142 to amounts previously reported (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
	(Restated)		(Restated)
Reported net income (loss)	$131	$(932)	$(211)	$(3,562)
Add back: goodwill amortization	—	76	—	231

Adjusted net income (loss)	$131	$(856)	$(211)	$(3,331)

Basic net income (loss) per share:
—as reported	$0.01	$(0.06)	$(0.01)	$(0.23)
—adjusted	$0.01	$(0.06)	$(0.01)	$(0.22)
Diluted net income (loss) per share
—as reported	$0.01	$(0.06)	$(0.01)	$(0.23)
—adjusted	$0.01	$(0.06)	$(0.01)	$(0.22)
Weighted average shares outstanding
—basic	15,885	15,203	15,788	15,179
—diluted	16,140	15,203	16,084	15,179

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

The impact of the revenue deferral on the previously issued financial statements for the three and nine months ended September 30, 2002 and the Condensed Consolidated Balance Sheet as of December 31, 2001 is as follows (in thousands):

Condensed Consolidated Statement of Operations

	Three months ended September 30, 2002 (Unaudited)		Nine months ended September 30, 2002 (Unaudited)
	Previously Reported	As Restated	Previously Reported	As Restated
Total revenues	$5,780	$5,541	$16,098	$15,733
Operating income (loss)	344	168	109	(143)
Net income (loss)	307	131	41	(211)
Net income (loss) per share-basic and diluted	0.02	0.01	0.00	(0.01)

Condensed Consolidated Balance Sheets

	September 30, 2002 (Unaudited)		December 31, 2001
	Previously Reported	As Restated	Previously Reported	As Restated
ASSETS
Cash, restricted cash and marketable securities	$3,146	$3,146	$3,435	$3,435
Trade accounts receivable	7,357	6,688	5,684	5,412
Inventories	1,308	1,464	1,010	1,062
Other current assets	352	352	547	547
Non current assets	3,438	3,438	3,421	3,421

Total assets	$15,601	$15,088	$14,097	$13,877

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accrued expenses	$1,681	$1,667	$1,404	$1,399
Deferred revenue	2,605	2,551	2,779	2,757
Other Current Liabilities	3,914	3,914	3,459	3,459
Non-current liabilities	269	269	396	396
Stockholders’ Equity	7,132	6,687	6,059	5,866

Total liabilities and stockholders’ equity	$15,601	$15,088	$14,097	$13,877

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

The impact of the revenue deferral on previously issued financial statements for the quarter and nine months ended September 30, 2002 is shown in Note 7 to the Financial Statements.

Revenues. Our revenues are derived primarily from the sale of products, service contracts, software maintenance and grant revenues. Revenues for the three and nine months ended September 30, 2002 were $5.5 million and $15.7 million, respectively, compared to $4.8 million and $13.3 million for the corresponding periods in 2001. This 15% and 18% increase in revenues in the quarter and first nine months, respectively, was due primarily to increased sales volume of our Ariol™, MDS™ and SPOT™ systems, which were $1.6 million in the quarter and $2.8 million in the first nine months compared to $0.4 million in the third quarter of 2001 and $0.6 million of sales in the first nine months of 2001. The SPOT™ and Ariol™ genetic analysis systems are new products that were introduced in the second and third quarters of 2002, respectively. Sales of the Ariol™ and SPOT™ system are expected to continue to favorably impact the growth of overall revenues through the end of 2002 and into 2003.

Sales of systems were $4.3 million and $12.2 million in the three and nine months ended September 30, 2002, respectively, compared to $3.7 million and $10.0 million for the corresponding periods in 2001. This 17% and 21% increase in revenues in the quarter and first nine months, respectively, was due primarily to increased sales volume of our Ariol™, MDS™ and SPOT™ systems discussed above.

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

Cost of revenues. Cost of revenues includes direct material and labor costs, manufacturing overhead, installation costs, warranty-related expenses and post-warranty service and application support expenses. Costs of revenues for the three and nine months ended September 30, 2002 were $2.1 million and $5.9 million, respectively, compared to $2.0 million and $5.7 million for the corresponding periods in 2001. The increase in cost of revenues was due primarily to the increase in sales discussed above. Cost of revenues, as a percentage of total revenues, for the three and nine months ended September 30, 2002 were 38% compared to 41% and 43% for the corresponding prior year periods. The decrease is primarily due to the increase in sales of our Ariol™, MDS™ and SPOT™ systems, discussed above, at a lower cost percent and lower sales of our QUIPS® systems that had a higher cost percent.

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

Cash used in operations for the nine months ended September 30, 2002 was $929,000 compared to $2.3 million for the first nine months of 2001. Changes in the components of cash used in operations included: a reduction in net loss amounting to $3.4 million (a decrease from a net loss of $3.6 million in the first nine months of 2001 to a net loss of $211,000 in the first nine months of 2002), offset by increased requirements for trade accounts receivables of $2.0 million (an increase of $1.6 million in 2002 reflecting higher sales versus a decrease of $760,000 in 2001) and for inventories of $790,000 (an increase of $402,000 in 2002 reflecting a build-up in components for new products versus a decrease of $388,000 in 2001.) These increases were partially offset by reductions in the need for funds for accounts payable and accrued expenses of $241,000 and $1.2 million, respectively. Accrued expenses increased by $268,000 in the first nine months of 2002, compared to a decrease of $911,000 in the first nine months of 2001 that was due primarily to a reduction in customer advance payments ($223,000), a reduction in the accrual for bonuses ($160,000) and a reduction in sales tax accruals ($112,000.)

Trade accounts receivable as a percent of third quarter revenues were 121% at September 30, 2002 compared to 123% at September 30, 2001. This strong relationship between quarter-end receivables and that quarter’s sales is primarily due to the fact that most of our sales occur late in the quarter as is typical of a capital equipment business. Although our payment terms are net 30 days, certain customers, specifically government, university, Asian and European customers, tend to take longer to pay their receivable balances.

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

Item 4. Controls and Procedures.

The Company’s President and Chief Executive Officer along with the Company’s Vice President of Finance and Chief Financial Officer evaluated the Company’s disclosure controls and procedures within 90 days of the filing date of this quarterly report. Based upon this valuation, the Company’s President and Chief Executive Officer along with the Company’s Vice President of Finance and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that material information required to be disclosed is included in the reports that it files with the Securities and Exchange Commission.

There were no significant changes in the Company’s internal controls or, to the knowledge of the management of the Company, in other factors that could significantly affect these controls subsequent to the evaluation date.

PART II—OTHER INFORMATION

Item 5. Other Information

During the quarterly period covered by this filing, we did not enter into any additional engagements with our independent accountants, PricewaterhouseCoopers LLP, for non-audit services.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits.

Exhibit No.	Description

*10.43	Amendment to Loan Documents dated August 15, 2002 between Registrant and Silicon Valley Bank.

*10.44	Amendment to Loan Documents dated October 4, 2002 between Registrant and Silicon Valley Bank.

*	previously filed

(b) Reports on Form 8-K - There were no reports on Form 8-K during the quarter ended September 30, 2002.

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

3.	Based on my knowledge, the financial statements, and other financial information included in this amended quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this amended quarterly report.

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this amended quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this amended quarterly report (the “Evaluation Date”); and

c)	presented in this amended quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officer and I have indicated in this amended quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 15, 2003	By:	/s/ CARL HULL
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

3.	Based on my knowledge, the financial statements, and other financial information included in this amended quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this amended quarterly report.

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this amended quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this amended quarterly report (the “Evaluation Date”); and

c)	presented in this amended quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officer and I have indicated in this amended quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 15, 2003	By:	/s/ BARRY HOTCHKIES
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