Form 10-K
period 2002-12-31
APPLIED IMAGING CORP
filed 2003-04-15
CIK 816066

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2002

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 0-21371

APPLIED IMAGING CORP.

(Exact name of registrant as specified in its charter)

Delaware	77-0120490
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2380 Walsh Avenue, Building B, Santa Clara, California (Address of principal executive offices)	95051 (Zip Code)

Registrant’s telephone number, including area code:    (408) 562-0250

Securities registered pursuant to Section 12(b) of the Act:    None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value

(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the 90 days. Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12 b-2 of the Act). Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on June 28, 2002 (which is the last business day of Registrant’s most recently completed second fiscal quarter), as reported on the Nasdaq Market, was approximately $30,480,000. The number of shares of Common Stock outstanding as of March 31, 2003: 15,913,339.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates information by reference from the Registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year.

This report, including all exhibits and attachments, contains 65 pages. The exhibit index is on pages 58 & 59.

This annual report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements relating to product developments and launches, sales growth, operating performance, the adequacy of our current capital resources and the timing of future capital requirements. Our actual results could differ materially from those predicted in the forward-looking statements as a result of risks and uncertainties including, but not limited to, those discussed in this annual report under “Item 1—Business, Additional Factors That Might Affect Future Results”, below, and under “Item 7—Management’s Discussion And Analysis Of Financial Condition And Results Of Operations; Factors that Might Affect Future Results,” commencing on pages 46. These risks and uncertainties include, but are not limited to, competition, medical device regulation, continued adverse changes in general economic conditions in the United States and internationally, adverse changes in the specific markets for our products, adverse changes in customer order patterns, ability to raise funding, ability to manage our growth, risks associated with a consolidating industry, and the delay or failure to develop and launch our products. You should not rely on these forward-looking statements, which reflect our position as of the date of this report. We are under no obligation to revise or update any forward-looking statements.

PART I

ITEM 1.	BUSINESS

The Company

Applied Imaging Corp. (“Applied Imaging”, the “Company”, “we” or “our”) was incorporated in California in July 1986, and reincorporated in Delaware in October 1996. In November 1996, we completed an initial public offering of common stock that is listed on the Nasdaq National Market under the symbol AICX. We are headquartered in Santa Clara, California, and have facilities in the United Kingdom (“U.K.”). We are the world’s leading provider of automated instrument systems for cytogenetics, the analysis of chromosomes in cells. Our products are sold worldwide through a direct sales force, third-party distributors and independent sales representatives. We employ approximately 84 people worldwide.

The Company was founded to develop, manufacture, and market automated genetic imaging systems for use in cytogenetic laboratories for cancer testing, prenatal testing and other genetic testing applications. We sell our products to government and private clinical laboratories, research institutions, universities, and pharmaceutical companies located in the United States (“U.S.”)., Canada, Europe, Japan and other countries. We also market imaging systems designed for use in plant and animal genetic research programs. In addition, in 2000, we introduced and received clearance from the U.S. Food and Drug Administration (“FDA”) for a clinical system to detect micrometastatic cancer cells in bone marrow from cancer patients. Micrometastic cancer cells are generally undetectable using routine cancer screening tests due to their rarity (low frequency of occurrence). This system and its research capabilities assists physicians in determining the initial staging of cancer cases, in detecting disease recurrence and in genetically characterizing cancer cells. This was the forerunner of our strategic thrust into the cancer pathology market with the MDS™ system.

We have an installed base of over 3,000 instruments in over 1,000 laboratories and clinics in more than 60 countries. Our CytoVision®, PowerGene® and QUIPS® systems are widely utilized because of their ability to analyze human chromosome preparations using powerful software classification algorithms and a specialized user interface. These systems also incorporate the capability to analyze and record images produced by advanced genetic research assays that employ fluorescent in situ hybridization (“FISH”), a technique to detect chromosomal changes in cells using fluorescent-tagged DNA segments, or comparative genomic hybridization (“CGH”) techniques to measure the amount of a given genetic sequence in a cell.

In 2002, we released two new genetic analysis systems, Ariol™ and SPOT™, that combine with our MDS™ systems to form the OncoPath™ series of systems. The Ariol™ system is a high-throughput system designed to automate and standardize the analysis of immunohistochemistry (“IHC”) and FISH test results in clinical laboratories. The Ariol™ system is designed to assist the pathologist and oncologist in their review of key breast cancer IHC tests. The system is also designed to detect micrometastatic cancer cells that may be found in bone marrow and other clinical samples. The Ariol™ system is the second generation of the Company’s pioneering MDS™ System.

The SPOT™ genetic analysis system automatically detects and counts fluorescent-labeled DNA probe signals in cells. The system is designed for a range of applications, one of which is to assist in the detection of specific genetic abnormalities that identify which patients may respond to new molecularly targeted therapies. For example, the system is designed to automate the analysis of a fluorescent DNA probe assay that may be a factor in the selection of patients with chronic myelogenous leukemia to receive Novartis’ Gleevec® therapy.

We are developing data on these uses and various applications of the Ariol™ and SPOT™ systems that will allow us to obtain additional clearances from the FDA for promotion of these applications with specific medical or diagnostic claims.

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

We pursued a prenatal genetic screening development program from 1996 through 1999 focused on the isolation of specific fetal cells from a blood sample taken from the expectant mother. While substantial research progress was made towards the development of a reliable method for non-invasive prenatal diagnosis, we concluded that our methods did not constitute a commercially viable system for this purpose. Accordingly, we shifted our research efforts and resources in 1999 to our cancer imaging programs, with a focus on the detection of rare micrometastatic cancer cells in a variety of sample types. However, we believe that certain of the cell enrichment and image analysis products we developed for fetal cell analysis may be directly applicable to these cancer-testing applications, such as the use of our imaging platform to detect circulating cancer cells in peripheral blood.

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

CytoVision® System

The CytoVision® system is a comprehensive chromosome analysis system that integrates standard karyotyping capability, the capability of presenting a standard image of chromosomes, with advanced FISH imaging technologies, including color chromosome analysis techniques. The system’s computerized image capture and analysis capabilities incorporate pattern recognition and automated chromosome classification algorithms. The system provides automated karyotyping capabilities, a variety of user-defined image enhancement features, and report annotation capabilities and full screen display options. The DNA imaging capability of the CytoVision® detects and analyzes signals from DNA probes that have been applied to cell nuclei. CytoVision® systems enhance images of often-faint fluorescent DNA probes and provide the operator with a range of optimized analytical tools. The systems may also be upgraded to detect genetic amplifications and deletions in tumor cells utilizing a research technique known as CGH

SPOT™ System

The SPOT™ genetic analysis system was introduced in 2002 and is based on the CytoVision architecture. The system is specifically designed to automatically detect and count fluorescent-labeled DNA probe signals in cells. The system is designed for a range of applications, one of which is to assist in the detection of specific genetic abnormalities that identify which patients may respond to new molecularly targeted therapies. For example, the system is designed to automate the analysis of a fluorescent DNA probe assay that may be a factor in the selection of patients with chronic myelogenous leukemia to receive Novartis’ Gleevec® therapy.

All of the product modules in the CytoVision® family are compatible with one another and can be easily integrated into a comprehensive network based system with common data management protocols.

PowerGene® System

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

Cancer Pathology: Testing

There are an increasing number of therapeutic products either being marketed or under development by the pharmaceutical industry that target specific abnormalities in genes or proteins found in cancer patients. Generally, these therapeutics require sophisticated diagnostic tests to determine which patients have a specific abnormality and would therefore be candidates for the therapy under consideration. This advance selection of patients is often required by the FDA before approval of a highly specific therapy. The necessary diagnostic tests are typically conducted on a tissue sample of the tumor and can utilize various staining techniques to detect a protein or gene expression of interest. These tests may require brightfield microscopy in order to interpret the protein expression or fluorescent microscopy to interpret DNA probe results. Interpretation and analysis of the tests can be conducted either manually through a microscope or with an instrument such as our Ariol™ or MDS™ systems that automates the imaging and interpretation of tissue-based pathology assays. We believe that the MDS™ system is currently the only clinical imaging system capable of analyzing both protein and gene expression levels using both brightfield and fluorescence illumination on a single platform. The MDS™ system provides the pathologist with the capability to automatically detect cells of interest in a tissue specimen and to precisely qualify the results of a wide range of tests.

The Ariol™ and MDS™ systems are designed to assist pathologists in their review of key breast cancer tests. These include breast cancer tests that examine the following biological factors:

•	HER-2/neu immunohistochemistry (IHC)

•	Ki-67—cell proliferation marker

•	estrogen receptor (ER)—tumor hormone receptor marker

•	progesterone receptor (PR)—tumor hormone receptor marker

•	p53—tumor suppressor oncogene

•	AE1/AE3—pan-cytokeratin antibody

•	nuclear IHC markers

•	cytoplasmic IHC markers.

The Ariol™ and MDS™ systems offers a broad range of multiparametric analyses to aid pathologists in the interpretation of complex test results. We expect that the Ariol™ and MDS™, with the SPOT™ systems, and future variants of these systems may be the primary driver of our future sales growth.

In 2001, we introduced our PathVysion™ Digital Scoring Application that provides the first automated imaging capability to assist in detecting amplification of the HER-2/neu gene in tissue. This application utilizes the MDS™ system to automate the analysis of a complex fluorescent assay that is an important factor in the selection of certain breast cancer patients to receive Genentech’s Herceptin®, a drug for treating certain types of breast cancer. The PathVysion™ Digital Scoring Application automates the analysis of the results of the PathVysion HER-2 DNA Probe Kit developed by Vysis, Inc. to detect amplification of the HER-2/neu gene in breast cancer tissue using FISH techniques. (PathVysion is a trademark of Vysis, Inc. used under license by Applied Imaging. Herceptin is a registered trademark of Genentech, Inc.) The PathVysion™ Digital Scoring Application is available on the MDS™.

The IHC applications and the PathVysion™ application are released to clinical and research sites for research use, pending application to the Food and Drug Administration for full clearance of the applications for routine clinical use. With regard to the above-described cancer pathology applications, we have developed, or are developing, data on these uses and other applications of the Ariol™ and MDS™ systems in various studies. However, until we submit and obtain clearances from the FDA, we cannot make medical or diagnostic claims for these applications.

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

Our current products designed for use in the cancer pathology market are:

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

Ariol™ System

The Ariol™ system was introduced in 2002 and is the second generation of the MDS™ system. It is a high-throughput system designed to automate and standardize the analysis of IHC and FISH test results in clinical laboratories. The Ariol™ system was designed to assist the pathologist and oncologist in their review of breast cancer tests. It is expected that additional applications, including automated FISH analysis for DNA probes, will be released in 2003, subject to appropriate FDA clearances regarding their promotion. The system is also designed to detect micrometastatic cancer cells that may be found in bone marrow and other clinical samples.

Cancer Detection Reagents

We have obtained an exclusive option from StemCell Technologies, Inc. (“STI”) for a technology that may allow for the detection of circulating tumor cells in peripheral blood samples. The option from STI has an initial term of five years, beginning on July 2, 2001. We maintain exclusivity on the technology through minimum purchases of the product amounting to $141,000 in the first year of the agreement, increasing to $360,000 in the last three years of the agreement. We met the minimum purchase requirements in the first year of the agreement. We initiated pre-clinical trials of this technology, in conjunction with our MDS™ system, during 2001 and these trials were completed in 2002. We are evaluating the results of these trials and, if the results of these pre-clinical trials are positive, and if funding is available, we plan to develop a consumable reagent kit that will be used to isolate circulating tumor cells. We are evaluating licensing options, as well as strategic and product distribution relationships with companies offering specialized clinical and research reagents targeted at the cancer research market that we are pursuing for OncoPath™ placements.

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

Sales, Marketing and Distribution

We currently sell our image analysis products to government and private clinical laboratories, hospital laboratories, research institutions, universities and pharmaceutical companies. In North America, we sell our products directly to end-users. As of March 10, 2003, the North American sales team is comprised of 20 sales and application support specialists. Outside of North America, we sell our products either directly, through independent distributors, or through local agents who are remunerated on a commission basis. We manage our international sales and distribution activities from Applied Imaging International Ltd., a wholly owned subsidiary located in the United Kingdom. As of March 10, 2003, the international sales team is comprised of 16 sales and application support professionals, based in the United Kingdom, France, Israel and Germany. Our primary distributors are located in France, China, Italy, Japan, South Korea and Spain. Our primary distributor in Spain, Tecnicas Medicas, is also an investor in our company.

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

Under current law, if we manufacture finished devices in the U.S., we will be required to comply with the FDA’s Quality System Regulation and the State of California’s current Good Manufacturing Practice (“GMP”) regulations. In addition, the FDA and/or the California authorities may inspect our manufacturing facilities on a regular basis to determine such compliance. Our facilities in Newcastle, England and Santa Clara, California have successfully completed periodic third-party audits that resulted in certification under ISO 9001 guidelines for design, manufacture, installation and support of cancer and genetic testing equipment and under ISO 13485 for medical device companies.

Research and Development

Our research and development efforts include various research, product development, clinical evaluation and testing, quality assurance, regulatory and process development activities. The current focus of our research and development efforts is the continued enhancement of the OncoPath™ systems, including new applications. Other research and development efforts include collaborating with outside investigators and other companies to develop new cancer testing applications for the micrometastasis platform. Our future research and development efforts are expected to include development of additional applications of our current cytogenetic products, additional applications for the Ariol™ and MDS™ system and novel, high-throughput scanning platforms for tissue analysis.

We have obtained an exclusive option from StemCell Technologies, Inc. (“STI”) for a technology that may allow for the detection of circulating tumor cells in peripheral blood samples. The option from STI has an initial term of five years, beginning on July 2, 2001. We maintain exclusivity on the technology through minimum purchases of the product amounting to $141,000 in the first year of the agreement, increasing to $360,000 in the last three years of the agreement. We met the minimum purchase requirements in the first year of the agreement. We initiated pre-clinical trials of this technology, in conjunction with our MDS™ system, during 2001 and these trials were completed in 2002. We are evaluating the results of these trials and, if the results of these pre-clinical trials are positive, and if funding is available, we plan to develop a consumable reagent kit that will be used to isolate circulating tumor cells. We are evaluating licensing options, as well as strategic and product distribution relationships with companies offering specialized clinical and research reagents targeted at the cancer research market that we are pursuing for OncoPath™ placements.

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

In January 2002, we placed our first application, in alpha prototype, which will automatically image and interpret the results of tissue microarray studies on our MDS™ system with one of our collaborators. Tissue microarray technology is entering widespread use as the most efficient method for rapidly testing large numbers of gene and protein targets in tissues for pharmaceutical development and basic research purposes. We expect to continue development of this technology in 2003 using the Ariol™ system.

Patents and Proprietary Rights

We have pursued patent protection and to date have been granted thirteen patents and have other patent applications pending in the U.S. Our patent portfolio also includes multiple patents and pending applications that protect our technology in other countries.

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

The market for the Ariol™ and MDS™ system in cancer pathology is new and under development. Our primary competitors in this market are ChromaVision Medical Systems, Inc. and Metasystems. We believe our systems’ ability to analyze both proteins and genes in cells distinguishes us from competition.

Government Regulation

The testing, manufacturing, labeling, distribution, sales, and marketing of our products are subject to government regulation in the U.S. and in other countries. We believe that our future success will be significantly dependent upon commercial sales of our OncoPath™ systems, consisting of our MDS™, Ariol™ and SPOT™ systems. These systems are currently used for a number of applications. Before we can promote these systems for specific applications in the U.S., we will need to obtain FDA clearances. We have 510(k) clearance for our MDS™, CytoVision® and PowerGene® systems in the U.S. We also have obtained FDA clearance from the FDA to market the MDS™ for in vitro diagnostic use as an aid to pathologists in the detection and classification of specific rare cancer cells based on size, shape intensity of staining patterns and other factors. In the U.S., our products are also subject to regulation in the State of California whose requirements in this area include registration with the state and compliance with state GMP regulations.

In March 2003, we received a warning letter from the FDA regarding our promotional material for specific applications on the Ariol™ system. The letter requires us to modify our promotional practices for specific applications of the Ariol™ system until we obtain any required FDA clearances. We believe that we can satisfactorily meet the FDA requirements and are in the process of responding to the FDA letter. Failure to respond in a timely and adequate manner, however, may result in regulatory action being taken by the FDA. These actions could include seizure, injunction and/or civil monetary penalties.

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

Employees

As of March 10, 2003, we employed a total of 84 people, including 21 in research and development, 8 in manufacturing, 46 in sales, marketing and customer service and 9 in finance and administration. As of March 10, 2003, 51 of our employees were based in the U.S., 28 in the United Kingdom, 2 in France, 1 in Germany, and 1 in Israel. We are not subject to any collective bargaining agreements and we believe that our relationship with our employees is good.

Available Information

We are subject to the reporting requirements under the Securities Exchange Act of 1934. Consequently, we are required to file reports and information with the Securities and Exchange Commission (SEC), including reports on the following forms: annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. These reports and other information concerning us may be obtained at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549 or accessed through the SEC’s website at http://www.sec.gov. The SEC’s Public Reference Room phone number is 1-800-SEC-0330. In addition, electronic copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are posted to our website (http://www.aicorp.com). Such filings are placed on our website as soon as reasonably possible after they are filed with the SEC.

Additional Factors That Might Affect Future Results

The following represent some of the factors that create risk and uncertainty for our business and us. If any of the following factors actually occur, our business, financial condition or results of operations could be materially adversely affected.

We have a history of operating losses and may never achieve profitability.

We have not been profitable on a fiscal year basis since our inception in 1986. We incurred net losses of $495,000 and $3.7 million in 2002 and 2001, respectively. We recorded profits in the second and third quarters of 2002 of $150,000 and $131,000, respectively. As of December 31, 2002, we had an accumulated deficit of $42.4 million. We will continue to incur significant costs as we continue our efforts to develop and market our OncoPath™ systems. If we do achieve profitability in any period, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

We have substantial funding requirements. Additional funding may not be available to us or may not be available on acceptable terms.

We have expended and will continue to expend substantial amounts of money for research and development, preclinical testing, planned clinical investigations, capital expenditures, working capital needs and manufacturing and marketing of our products. Our future research and development efforts, in particular, are expected to include development of additional applications of our current cytogenetic products and additional applications for the OncoPath™ systems, which will likely require additional funds.

If we do not achieve our projected revenue targets or costs are higher than projected, we may incur negative cash flow from operations during 2003.

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

The marketing and sale of our products requires regulatory approval and on-going certifications. We have received a warning letter regarding our promotion of the Ariol system, to which we must adequately respond. Failure to obtain and maintain required regulatory approvals and certifications could prevent or delay our ability to market and sell our products and may subject us to significant regulatory fines or penalties.

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

In March 2003, we received a warning letter from the FDA regarding our promotional material for specific applications on the Ariol™ system. The letter requires us to modify our promotional practices for specific applications of the Ariol™ system until we obtain any required FDA clearances. We believe that we can satisfactorily meet the FDA requirements and are in the process of responding to the FDA letter. Failure to respond in a timely and adequate manner, however, may result in regulatory action being taken by the FDA. These actions could include seizure, injunction and/or civil monetary penalties.

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

We have experienced significant fluctuations in our quarterly operating results, and we expect to continue to experience fluctuations in the future. Our customers, who are primarily public and private clinical laboratories, research organizations and hospitals, generally operate on annual budgets. Their budgeting cycles and spending practices affect our revenues. Factors that may have an influence on our operating results in any particular quarter include:

•	demand for our products,

•	seasonality of our sales,

•	new product introductions by us or our competitors, and the costs and time required for a transition to the new products,

•	delays in the timing of introduction of new products, systems or applications due to longer research and development cycles than anticipated,

•	timing of orders and shipments for capital equipment sales,

•	our mix of sales between our distributors and our direct sales force,

•	competition, including pricing pressures,

•	timing and amount of research and development expenses, including clinical and pre-clinical trial-related expenditures,

•	foreign currency fluctuations, and

•	delays between our incurrence of expenses to develop new products, including expenses related to marketing and service capabilities, and the timing of sales and payments received for the new products.

In addition, because we develop applications for our imaging systems, a delay in the release of a system would result in the delay of applications for the system.

It is possible in the future that our operating results will be below the expectations of public market analysts and investors. If our operating results fall below market expectations, the price of our common stock could drop significantly.

We recently transferred our stock listing from the Nasdaq National Market to the Nasdaq SmallCap Market, which could adversely affect our ability to raise capital.

We recently transferred our stock listing from the Nasdaq National Market to the less followed Nasdaq SmallCap Market as of February 4, 2003 in order to meet the less stringent Nasdaq SmallCap listing requirements. This stock listings transfer could adversely affect the liquidity and price of our stock since the Nasdaq SmallCap Market is less followed by investors than the Nasdaq National Market. As a result, there may be less demand for our stock by investors and we may be unable to raise sufficient capital to fund our operations.

Nasdaq could remove our common stock from the Nasdaq SmallCap Market, which could materially adversely affect your investment in our common stock.

If we continue to experience losses from operations and are unable to raise additional capital, we may be unable to maintain the standards for continued listing on the Nasdaq SmallCap Market, and the shares of our common stock could be subject to delisting from the Nasdaq SmallCap Market. Trading in our common stock would therefore likely be subject to the so-called “penny stock” rules that impose additional sales practice and market making requirements on broker-dealers who sell and/or make a market in those securities. Consequently, removal from the Nasdaq SmallCap Market, if it were to occur, could affect the ability or willingness of broker-dealers to sell and/or make a market on our common stock and the ability of purchasers of our common stock to sell their securities in the secondary market. Certain “penny stock” rules apply, however, even if our common stock is quoted on the Nasdaq SmallCap Market if our stock price is below $5.00 per share. These rules could further limit the market liquidity of our common stock and the ability of investors to sell our common stock in the secondary market.

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

Our products have been classified in Europe as in vitro diagnostic devices (“IVDs”), which are regulated under a different standard than medical devices. As such, our products are subject to the requirements of the In Vitro Diagnostic Medical Device Directive (IVDD). An IVD is defined as a device which is a reagent, reagent product, kit, instrument, equipment or system, whether used alone or in combination, intended by the manufacturer to be used in vitro for the examination of samples derived from the human body with a view to providing information on the physiological state, state of health or disease, or congenital abnormality. IVDs are specifically excluded from the provisions of the Medical Device Directive (“MDD”), although IVDs are subject to equally stringent but different controls under the IVDD and other directives. If it is determined that our products are marketed as or intended to be issued as equipment that can produce therapeutic effects or alleviate the symptoms of any disability, injury or illness, the equipment may then fall within the scope of the MDD and product registration and appropriate documentation, including possible clinical trials would be required prior to commercialization. That same medical equipment, if also intended and promoted by us for use in the examination of samples derived from the human body with a view to providing information on the physiological state, state of health or disease, or congenital, abnormality, would be regulated under the IVDD, requiring performance data, including where appropriate, analytical sensitivity, diagnostic sensitivity, analytical specificity, diagnostic specificity, accuracy, repeatability and reproducibility.

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

We have significant international operations based in the United Kingdom. As of March 10, 2003, approximately 32 employees, constituting approximately 38% of the total number of our employees, were based outside of the U.S. We generate a substantial portion of our revenues from outside of the U.S. In 2002 and 2001, we derived approximately 38% and 39% of our total revenues, respectively, from our customers and distributors outside of the U.S. We expect that international sales will continue to account for a significant portion of our revenues.

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

Hospitals, physicians and other health care providers in the U.S. that purchase our products generally rely on third-party payors and other sources for reimbursement of health care costs to reimburse all or part of the cost of the procedures in which our products are used. If hospitals, physicians and other health care providers are unable to obtain adequate reimbursement from third-party payors for the procedures in which our products or products currently under development are intended to be used, our sales and future growth of our business could be adversely affected.

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

Our future success depends in significant part upon the continued service of key scientific, technical and management personnel, and our continuing ability to attract and retain highly qualified scientific, technical and managerial personnel. Competition for these personnel is intense, and we cannot assure you that we can retain our key scientific, technical and managerial personnel or that we can attract or retain other highly qualified scientific, technical and managerial personnel in the future. Our key employees include Carl Hull, our President and Chief Executive Officer, Barry Hotchkies, our Chief Financial Officer, Padraig O’Kelly, our Vice President-Operations and Diane Oates, our Vice President-Regulatory Affairs and Quality Assurance.

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

According to Forms 13D and 13G filed by our stockholders, approximately 6,262,193 shares of our common stock and warrants (representing approximately 37% of the total shares outstanding) are held by affiliates and are therefore subject to volume limitations pursuant to Rule 144. In the event any of such stockholders ceases to be an affiliate (for example, by resigning from the Board of Directors and holding less than 10% of the shares outstanding), (i) certain of the shares held by such stockholder will be eligible for immediate resale in the public market and (ii) pursuant to Rule 144(k), certain of such shares will no longer be subject to the manner of sale and volume limitations of Rule 144 and will be eligible for resale in the public market after 90 days from the date such stockholder ceases to be an affiliate. Any sale of a substantial number of shares may have the effect of depressing the trading price of our common stock. In addition, these sales could lower our value and make it more difficult for us to raise capital.

Our preferred shares rights plan, certificate of incorporation, bylaws and Delaware law contain provisions that could prevent or delay a takeover of Applied Imaging and negatively impact shareholder value.

On May 28, 1998, we adopted a preferred shares rights plan. The purpose of the plan is to assure fair value in the event of a future unsolicited business combination or similar transaction involving Applied Imaging. If an individual or entity accumulates or solicits a tender or exchange offer for 20% of our common stock, or 25% in the case of Special Situation Funds and affiliates, the rights become exercisable for additional shares of our preferred stock. The intent of these rights is to encourage a potential acquirer to negotiate with our Board of Directors to increase the consideration paid for our stock. The existence of this plan, however, may deter a potential acquirer, which could negatively impact stockholder value. We also are authorized to issue 6,000,000 shares of undesignated preferred stock, which we may issue without stockholder approval and upon such terms as our Board of Directors may determine.

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

Our corporate headquarters are located in an approximately 14,000 square foot facility in Santa Clara, California, under a lease, which terminates on August 31, 2004. In the United Kingdom, we lease an approximately 10,000 square foot facility in Newcastle under a lease that terminates in July 2008, with an option to cancel in July 2003. We also lease approximately 4,400 square feet in League City, Texas that we are in the process of closing. This lease expires on October 31, 2006.

ITEM 3.	LEGAL PROCEEDINGS

We are not party to any material legal proceedings.

ITEM 4. SUBMISSION	OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s common stock traded on the Nasdaq National Market during 2002 and 2001 under the symbol “AICX.” The following table sets forth the range of the high and low sale prices by quarter as reported on the Nasdaq National Market for the periods indicated.

	High	Low
2002
First Quarter	$2.79	$1.67
Second Quarter	3.09	2.05
Third Quarter	3.00	1.78
Fourth Quarter	2.37	1.45
2001
First Quarter	4 3/8	1 9/16
Second Quarter	2.53	1.72
Third Quarter	2.70	1.01
Fourth Quarter	3.11	1.25

On January 31, 2002, we completed a private placement of 571,500 shares of our common stock to Special Situations Fund (purchasing for three separate funds) at a purchase price of $1.75 per share. This offering was exempt from registration under Section 4(2) of the Securities Act. The Stock Purchase Agreement between the investors and us was filed with the Securities & Exchange Commission on Form S-3, as amended, on October 3, 2002. In addition, on July 29, 2002 each investor received a warrant exercisable for the number of shares of our common stock equal to the number of shares of our common stock purchased by that investor in the January 31, 2002 financing. The warrants are exercisable for four years from July 29, 2002 at a price of $2.25 per share.

Effective at the opening of the market on Tuesday, February 4, 2003, our common stock listing was transferred from The Nasdaq National Market to The Nasdaq SmallCap Market and continued trading under the same symbol: AICX.

As of March 31, 2003, the number of common stockholders of record was 120, and the number of beneficial stockholders exceeded 2,000. The Company currently intends to retain any earnings for use in its business and has not in the past, nor does it anticipate paying in the foreseeable future any cash dividends.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with the Company’s audited consolidated financial statements and related notes thereto and with Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are included elsewhere in this Form 10-K. The consolidated statement of operations data for the years ended December 31, 2002, 2001 and 2000 and the consolidated balance sheet data at December 31, 2002 and 2001 are derived from, and are qualified by reference to, the consolidated financial statements that are included elsewhere in this document. The consolidated statement of operations data for the years ended December 31, 1999 and 1998 and the consolidated balance sheet data at December 31, 2000, 1999 and 1998 are derived from consolidated financial statements that are not included in this Form 10-K.

	Year Ended December 31,
	2002	2001	2000	1999	1998
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues:
Product sales	$16,454	$13,704	$13,037	$11,533	$9,077
Software maintenance, service and grant revenues	4,780	4,583	3,652	2,655	2,650

Total revenues	21,234	18,287	16,689	14,188	11,727
Cost of revenues	8,271	7,669	7,564	6,744	6,053

Gross profit	12,963	10,618	9,125	7,444	5,674

Operating expenses:
Research and development	3,416	3,900	3,525	4,299	6,662
Sales and marketing	7,191	7,457	6,409	5,232	4,950
General and administrative	2,567	2,662	2,964	3,138	2,721
Amortization of goodwill	—	306	280	124	—
Restructuring costs	220	—	—	818	353

Total operating expenses	13,394	14,325	13,178	13,611	14,686

Operating loss	(431)	(3,707)	(4,053)	(6,167)	(9,012)
Other income (expense), net	(64)	(18)	(140)	158	541

Net loss	$(495)	$(3,725)	$(4,193)	$(6,009)	$(8,471)

Net loss per share—basic and diluted	$(0.03)	$(0.25)	$(0.31)	$(0.50)	$(0.86)

Shares used to calculate basic and diluted net loss per share	15,817	15,191	13,594	11,930	9,850

	December 31,
	2002	2001	2000	1999	1998
	(In thousands)
Balance Sheet Data:
Cash, cash equivalents, restricted cash and short-term investments	$3,053	$3,435	$7,012	$8,406	$11,728
Working capital	3,267	2,841	6,505	7,132	10,753
Total assets	15,696	13,877	19,442	19,744	18,808
Bank debt, less current portion	—	—	500	1,167	—
Deferred revenue, non-current	333	396	345	518	—
Non-current of notes payable	—	—	—	250	—
Capital lease obligation, net of current portion	—	—	9	37	64
Accumulated deficit	(42,426)	(41,931)	(38,206)	(34,013)	(28,004)
Total stockholders’ equity	6,374	5,866	9,483	8,612	12,343

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information in this Item 7 contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of risks and uncertainties, including, but not limited to, those discussed below under “Factors That Might Affect Future Results,” those discussed under Item 1 in this document, including “Additional Factors That Might Affect Future Results,” and those discussed in other reports filed with the Securities and Exchange Commission. You should not rely on these forward-looking statements, which reflect our position as of the date of this report. We are under no obligation to revise or update any forward-looking statements.

Overview

The Company was founded in 1986 to develop, manufacture, and market automated genetic imaging systems for use in cytogenetic laboratories for cancer testing, prenatal testing and other genetic testing applications. We sell our products to government and private clinical laboratories, research institutions, universities, and pharmaceutical companies located in the United States, Canada, Europe, Japan and other countries. We also market imaging systems designed for use in plant and animal genetic research programs. In addition, we have received FDA clearance for a clinical system to detect micrometastatic cancer cells in bone marrow from cancer patients. This system and its research capabilities assists physicians in determining the initial staging of cancer cases, in detecting disease recurrence and in genetically characterizing cancer cells.

We are headquartered in Santa Clara, California, and have facilities in the United Kingdom. We are the world’s leading provider of automated cytogenetic instrument systems. Our products are sold worldwide through a direct sales force, third-party distributors and independent sales representatives. We employ 84 people worldwide.

We have an installed base of over 3,000 instruments in over 1,000 laboratories and clinics in more than 60 countries. Our CytoVision®, PowerGene® and QUIPS® systems are widely utilized because of their ability to analyze human chromosome preparations using powerful software classification algorithms and a specialized user interface. These systems also incorporate the capability to analyze and record images produced by advanced genetic research assays that employ fluorescent in situ hybridization (“FISH”) or comparative genomic hybridization (“CGH”) methods.

In 2002, we released two new genetic analysis systems, Ariol™ and SPOT™, that combine with our MDS™ systems to form the OncoPath™ series of systems. The Ariol™ system is a high-throughput system designed to automate and standardize the analysis of immunohistochemistry (“IHC”) and FISH test results in clinical laboratories. The Ariol™ system is designed to assist the pathologist and oncologist in their review of key breast cancer IHC tests. The system is also designed to detect micrometastatic cancer cells that may be found in bone marrow and other clinical samples. The Ariol system is the second generation of the Company’s pioneering MDS™ System.

The SPOT™ genetic analysis system automatically detects and counts fluorescent-labeled DNA probe signals in cells. The system is designed for a range of applications, one of which is to assist in the detection of specific genetic abnormalities that identify which patients may respond to new molecularly targeted therapies. For example, the SPOT AX system is designed to automate the analysis of a fluorescent DNA probe assay that may be a factor in the selection of patients with chronic myelogenous leukemia to receive Novartis’ Gleevec® therapy.

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

We achieved a number of important operational and financial milestones in 2002. Sales for the year were a record at $21.2 million, an increase of 16% over the $18.3 million recorded in 2001. Our net loss for the year was $495,000, a decrease of $3.2 million or 87% from the net loss of $3.7 million recorded in 2001.

In December 2002, we became aware that some of our sales employees had given verbal undertakings to certain distributors in Asia and Europe that were not in compliance with our revenue recognition policies. These verbal undertakings affected a limited number of transactions beginning in December 2001. On further investigation, we determined that these verbal undertakings, had they been known at the time, would have served to defer the recognition of the related revenue by, generally, one or two quarters. The impact of the revenue deferral on our previously-issued financial statements is to: (i) reduce revenue in the fourth quarter and full year 2001 by $250,000, reduce revenue in the first quarter of 2002 by $152,000, increase revenue in the second quarter of 2002 by $26,000 and reduce revenue in the third quarter of 2002 by $239,000, and (ii) increase the net loss in the fourth quarter and full year 2001 by $193,000, increase the net loss in the first quarter of 2002 by $111,000, increase the net profit in the second quarter of 2002 by $35,000 and reduce the net profit in the third quarter of 2002 by $176,000. There was also a small impact on inventories, accounts receivables and deferred revenue in the quarters under discussion. While we concluded that the impact of the revenue recognition matter on each quarter in question was not necessarily material, we decided to restate our financial results for fiscal year 2001 and the first three quarters of fiscal 2002. The restated quarterly financial information is shown in the Footnote 16—Quarterly Financial Data (unaudited) in the Notes to Consolidated Financial Statements.

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

Results of Operations

Fiscal 2002 Compared With Fiscal 2001

Revenues.    Revenues increased to $21.2 million in 2002 from $18.3 million in 2001, an increase of 16%. This reflected a revenue increase of 20% in North America and an increase of 10% in the rest of the world. Growth in sales in North America was due primarily to the unit growth in the OncoPath™ series of products. The slower growth experienced in the rest of the world was due to the impact of phasing out one of our genetics systems (approximately $1 million) and the completion of a grant program that had generated $400,000 of revenue in 2001 and no revenue in 2002. For 2002 and 2001 revenues derived outside of North America were approximately 38% and 39% of total revenues, respectively, reflecting the growth in North American system sales during 2002 and the slower growth in the rest of the world markets discussed previously. We expect that our OncoPath™ systems may be the primary driver of our future sales growth.

Sales of systems were $16.5 million in 2002, an increase of 20% over the $13.7 million achieved in 2001, primarily due to unit growth in North American markets discussed previously.

Software maintenance, service contract and grant revenues at $4.8 million in 2002 increased 4% from the $4.6 million recorded in 2001. Excluding the impact of the completion of the grant program discussed previously, service contract revenues increased by 14% to $3.3 million in 2002 from $2.9 million in 2001, primarily due to growth in service contract revenues reflecting the increased emphasis placed on marketing service contracts to our customers. Grant proceeds were zero in 2002 compared to $400,000 in 2001. Grant revenues fluctuate based on the completion of programs, with revenue being recognized as the work is performed.

Cost of Revenues.    Cost of revenues includes direct material and labor costs, manufacturing overhead, warranty-related expenses and post-warranty service and application support expenses. Cost of revenues as a percentage of revenues was 39% in 2002 compared to 42% in 2001. The lower costs as a percent of revenues are due to reduced manufacturing costs (primarily lower material costs of components such as personal computers, monitors and flat panel displays) and the consolidation of manufacturing facilities in Santa Clara, California that was completed in the first quarter of 2002. Cost of system revenues increased from $5.7 million in 2001 to $6.2 million in 2002 (or by 9%) and as a percentage of revenues decreased from 42% in 2001 to 38% in 2002 due primarily to reduced manufacturing costs and the consolidation of manufacturing facilities discussed previously. Cost of service contract, software maintenance and grant revenues increased from $2.0 million in 2001 to $2.1 million in 2002 (or by 5%) and as a percentage of revenues was 43% in 2002, the same level as in 2001. Grant revenues did not have a significant impact on cost of revenues in either 2002 or 2001.

Research and Development Expenses.    Research and development expenses decreased from $3.9 million in 2001 to $3.4 million in 2002, or by 12% due primarily to the consolidation of software support operations in January 2002 that resulted in the elimination of five personnel positions. Research and development costs were 16% of total revenues in 2002 compared to 21% of total revenues in 2001.

Sales and Marketing Expenses.    Sales and marketing expenses decreased to $7.2 million in 2002 from $7.5 million in 2001, or by 4%. Sales and marketing expenses as a percentage of total revenues were 34% in 2002 and 40% in 2001. The decrease is primarily related to reduced international sales expenses reflecting a reduced number of personnel. Included in the sales and marketing expenses for 2002 was $108,000 for the termination of an under-performing sales distributor in Europe.

General and Administrative Expenses.    General and administrative expenses decreased to $2.6 million in 2002 from $2.7 million in 2001, a decrease of 4%. As a percentage of revenue, general and administrative costs were 12% of total revenues in 2002 compared to 14% of total revenues in 2001. The reduction in the absolute dollar amount of spending and percentage of sales ratio is due primarily to reduced expenditures on our investor relations program ($56,000) and consulting ($43,000.)

Amortization of Goodwill.    Amortization of goodwill amounted to $306,000 for 2001 with no such expenses in 2002. With the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets” in 2002, our goodwill is no longer being amortized in 2002. The amortization expenses in 2001 represent the amortization of goodwill resulting from the acquisition of the cytogenetic imaging business of Vysis, Inc. in July 1999 and the acquisition of the United States-based PowerGene® business of Perceptive Scientific Instruments, LLC in July 2000.

Restructuring Costs.    Restructuring costs amounted to $220,000 in 2002 with no such costs in 2001. In January 2002, we instituted a series of actions to rationalize our operations to provide a lower operating cost while increasing efficiencies. We are closing our League City, Texas office and have consolidated our manufacturing and engineering facilities. We recorded a restructuring charge of $220,000 in 2002 that was due to the costs of terminating 12 employees ($130,000 – five employees in engineering, three in manufacturing, two in administration and two in sales and support) and closing the League City, Texas office ($90,000.)

Other Income (Expense), Net.    The increase in other expense from $18,000 in 2001 to $64,000 in 2002 was due primarily to the increase in net interest expense from $10,000 in 2001 to $87,000 in 2002 reflecting an increase in our borrowings that were $1.7 million at the end of 2001 compared to $2.2 million at the end of 2002.

Fiscal 2001 Compared With Fiscal 2000

Revenues.    Revenues increased to $18.3 million in 2001 from $16.7 million in 2000, an increase of 10%. This reflected a revenue increase of 19% in North America and a decrease of 3% in the rest of the world. Sales, particularly in North America, benefited from the purchase of the PowerGene® instrument business from International Remote Imaging Systems, Inc. on July 6, 2000. As a result, we had a full year of PowerGene® sales in 2001 compared to six months in 2000 that provided an additional $0.5 million and $0.3 million of revenues, in North America and the rest of the world, respectively. In addition, sales in North America benefited from growth in our base cytogenetic markets ($0.6 million, excluding the increase in PowerGene revenues noted above) and related service revenues ($0.6 million). For 2001 and 2000 revenues derived outside of North America were approximately 39% and 44% of total revenues, respectively, reflecting the growth in North American instrument and service sales during 2001 discussed previously. We expect that the OncoPath™ systems may be the primary driver of our future sales growth

Sales of systems were $13.7 million in 2001, an increase of 5% over the $13.0 million achieved in 2000, primarily due to growth in North American markets.

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

Cost of Revenues.    Cost of revenues as a percentage of revenues was 42% in 2001 compared to 45% in 2000. The lower costs as a percent of revenues are due to reduced manufacturing costs (primarily lower material costs of components such as personal computers, monitors and flat panel displays) and the increase in grant revenues discussed above. Cost of system revenues decreased from $5.9 million in 2000 to $5.7 million in 2001 (or by 3%) and as a percentage of revenues from 45% in 2000 to 42% in 2001 due primarily to reduced manufacturing costs. Cost of service contract, software maintenance and grant revenues increased from $1.7 million in 2000 to $2.0 million in 2001 (or by 18%) and as a percentage of revenues decreased from 46% in 2000 to 43% in 2001 due primarily to the addition of personnel in the service function. Grant revenues did not have a significant impact on cost of revenues in either 2000 or 2001.

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

Amortization of Goodwill.    Amortization expense amounted to $306,000 in 2001 and $280,000 in 2000. Amortization expense relates to the amortization of the intangible assets that included goodwill and intellectual and software property in connection with our acquisition of the cytogenetic imaging business of Vysis Inc. on July 16, 1999 and the PowerGene® product line on July 6, 2000. The increase in 2001 versus 2000 is due to the inclusion of a full year of amortization related to the PowerGene® acquisition in 2001 compared to six months amortization in 2000.

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

Factors That Might Affect Future Results

We have experienced significant fluctuations in our quarterly operating results in the past, and we expect to experience fluctuations in the future. Our customers, who are primarily public and private clinical laboratories, research organizations and hospitals, generally operate on annual budgets. Their spending practices, business cycles and budgeting cycles affect our revenues. Factors that may have an influence on our operating results in any particular quarter include: demand for our products, seasonality of our sales, new product introductions by us or our competitors, and the costs and time required for a transition to the new products, timing of orders and shipments for capital equipment sales, our mix of sales between our distributors and our direct sales force, competition (including pricing pressures), timing and amount of research and development expenses (including clinical trial-related expenditures), foreign currency fluctuations, delays between our incurrence of expenses to develop new products (including expenses related to marketing and service capabilities), and the timing of sales and payments received for the new products and the uncertainty of FDA or other domestic and international regulatory clearances or approvals.

Due to the factors noted above, our future earnings and stock price may be subject to significant volatility, particularly on a quarterly basis. It is possible that our future operating results will be below the expectations of public market analysts and investors. If our operating results fall below market expectations, the price of our common stock could decline significantly.

Liquidity and Capital Resources

As of December 31, 2002, we had cash, cash equivalents, restricted cash and short-term investments of $3.1 million compared to $3.4 million at December 31, 2001. We maintain our cash equivalents primarily in securities with maturities of 90 days or less. Restricted cash, which collateralizes various credit and bank guarantees in the United Kingdom, amounted to $156,000 at December 31, 2002 compared to $245,000 at December 31, 2001. The reduction in cash, cash equivalents and short-term investments in 2002 was due primarily to increases in inventory and accounts receivable following sales growth. Working capital amounted to $3.3 million at December 31, 2002 compared to $2.8 million at December 31, 2001.

Cash used in operations for the year ended December 31, 2002 was $1.1 million compared to $2.1 million for 2001. The $1.0 million decrease in cash used in operations was primarily due to a $3.2 million reduction in the operating loss for the year discussed above and a $1.4 million increase in the needs for accrued expenses (an increase of $163,000 in 2002 compared to a decrease of $1.2 million in 2001.) These were partially offset by increased requirements for accounts receivables of $3.0 million (an increase of $1.7 million in 2002 versus a decrease of $1.3 million in 2001) and for inventories of $1.3 million (an increase of $697,000 in 2002 versus a decrease of $565,000), reflecting increased sales. The increase in accrued expenses is due primarily to increased accruals for compensation ($305,000) and audit/legal ($259,000).

Trade accounts receivable as a percent of fourth quarter sales were 130% in 2002 compared to 108% in 2001 and 145% in 2000. This strong relationship between year-end receivables and last quarter sales is primarily due to the fact that most of our sales occur late in the quarter as is typical of capital equipment businesses. Although our payment terms are net 30 days, our customers, specifically government, university, Japanese, Chinese and European customers tend to take longer to pay their receivable balances. We do not experience significant collection issues with our accounts, but many of our customers take longer than the stated 30-day payment period. At December 31, 2002, approximately 33% of the receivables were outstanding for greater than 90 days and at December 31, 2001, approximately 27% were older than 90 days.

Cash used in investing activities was $86,000 in 2002 compared to $335,000 in 2001. This change was primarily due to a decrease in our short-term investments of $650,000 in 2002 versus a decrease of $247,000 in 2001. This was partially offset by an increase in the amount we invested for purchases of capital equipment to $710,000 in 2002 compared to $581,000 in 2001.

Cash provided by financing activities was $1.6 million in 2002 compared to $503,000 in 2001. We received $1.0 million from the issuance of common stock in 2002 primarily from a private placement of our common stock in January, 2002 compared to $102,000 in 2001, primarily from the exercise of employee stock options. Bank debt increased by $488,000 in 2002 to fund our working capital requirements compared to a decrease in bank and other loans in 2001 of $1.0 million that included the repayment of a loan from Vysis, Inc. of $250,000 in 2001. Restricted cash was reduced by $89,000 in 2002 compared to a reduction of $1.4 million in 2001. We had restricted cash at December 31, 2000 of $1.7 million, representing cash collateralizing our bank loans. This was reduced to $245,000 at the end of 2001 as we entered into new loan agreements in 2001.

On January 31, 2002, we completed a private placement of 571,500 shares of our common stock to an institutional investor (purchasing for three separate funds) at a purchase price of $1.75 per share. Additional shares may be issuable to the investors under provisions contained in the Stock Purchase Agreement between the investors and us, which we filed with the Securities & Exchange Commission on Form S-3 on October 3, 2002, as amended. On July 29, 2002, each investor received a warrant exercisable for the number of shares of our common stock equal to the number of shares of common stock purchased by that investor in the January 31, 2002 financing. A total of 571,500 warrants were issued. The warrants are exercisable for four years from July 29, 2002 at a price of $2.25 per share. All of the warrants remain outstanding as of December 31, 2002.

On December 14, 2000, we completed a private placement of $3.5 million with the sale of 1,280,908 shares of our common stock to two institutional investors (purchasing for five separate funds) at a purchase price of $2.75 per share. The Company received proceeds of $3.2 million from the private placement net of issuance costs of $0.3 million. Warrants were also issued to the investors entitling them to purchase an additional 422,700 shares of our common stock at an exercise price of $3.75 per share. Additional shares and warrants may be issuable to the investors under anti-dilution provisions of the Stock Purchase Agreement between the Company and the investors, and terms of the warrants issued to the investors. No such additional shares or warrants have been issued. All of the warrants remain outstanding as of December 31, 2002.

On July 6, 2000 we acquired the United States-based genetic imaging business of PSI from International Remote Imaging Systems, Inc. (“IRIS”). The consideration paid was 385,371 shares of common stock valued at

$915,000, the assumption of certain liabilities, and potential future cash payments to a maximum of $0.9 million based on the future performance of the business. We paid $11,000 to IRIS in 2002 and no such performance payments were paid in 2001 and 2000.

In November 1999, we raised $2.0 million of additional equity via a private placement of one million shares of our Common Stock at a price of $2.00 per share. The investors also entered into an exclusive distribution agreement for the Company’s products. The price exceeded the closing price of our common stock as reported on the Nasdaq National Market System. As part of the private placement, we recognized deferred revenue of $720,000 to be amortized over 50 months, the term of the distribution agreement. As of December 31, 2002, the remaining balance of the deferred revenue as a result of this private placement was $173,000.

We had a £750,000 ($1,087,500) gross and £500,000 ($725,000) net unsecured revolving line of credit with an international bank in the United Kingdom that expired on March 31, 2001. The line of credit was guaranteed by the U.S. Corporation. The international bank subsequently provided us with a £750,000 ($1,087,500) gross and net zero borrowing facility with various renewals through October 31, 2001. The line of credit expired at that time and we had no loans under that facility at December 31, 2001. We collateralized various credit card and bank guarantees (used for customs clearance purposes) with cash deposits at the international bank amounting to £100,000 ($160,000) at December 31, 2002.

In September 1999, we established a $2.0 million, three-year term loan with Silicon Valley Bank (“SVB”). The loan had monthly principal payments of $55,556 plus interest at SVB prime rate plus one and a quarter percent. In June 2000, we expanded the loan agreement to include a $500,000 revolving line of credit.

We executed a new loan agreement with SVB on September 28, 2001. This new facility replaced the three-year term loan and the revolving line of credit that had an outstanding balance of $1.2 million on September 28, 2001. The new loan agreement provided the capability to borrow up to $2.0 million based on the level of certain of our North American accounts receivable and inventories. On August 15, 2002 and on October 4, 2002, the loan agreement was amended to extend the term of the loan for an additional year, through September 27, 2003, to increase borrowing capability to $3.5 million (based on the level of certain of our North American accounts receivable) and to increase the requirement for us to maintain a minimum level of tangible net worth. At December 31, 2002 we had used $2,175,000 of the facility with $1,049,000 available but not used. The interest rate on the facility was 6.25% at December 31, 2002, computed as the SVB prime rate plus 2 percent. The loan is collateralized by substantially all of the assets of the U.S. Corporation and requires us to maintain a minimum level of tangible net worth amounting to $4.8 million at December 31, 2002. Other loan covenants include the need to maintain insurance on our property, monthly reporting to SVB, the need to obtain SVB approval for any extraordinary action and a limitation on the U.S. Corporation’s ability to transfer more than $600,000 to a subsidiary. We were not in compliance with the covenant requiring us to maintain $4.8 million in minimum tangible net worth at December 31, 2002 and we have subsequently obtained a waiver for this covenant violation.

In July 1999, we acquired certain cytogenetic instrumentation assets of Vysis, Inc. Total consideration paid was $2,350,000 consisting of 497,368 shares of the Company’s common stock, a cash payment of one million dollars and installment payments of $500,000 paid July 16, 2000 and $250,000 paid January 16, 2001.

Since our formation in July 1986 through December 2002, we have generated an accumulated deficit of approximately $42.4 million. We expect negative cash flow from operations to continue through at least 2003, as we continue the development of our OncoPath™ system, conduct clinical trials required for FDA clearance of new products, expand our marketing, sales and customer support capabilities, and add additional administrative infrastructure. In January 2002, we instituted a series of actions to rationalize our operations to provide a lower operating cost while increasing efficiencies. We believe that our capital resources will enable us to meet our short-term capital needs through at least 2003.

However, expenditures required to achieve growth and profitability in the long term may be greater than projected or the cash flow generated from operations may be less than projected. As a result, our long-term capital needs may require us to seek to obtain additional funds through equity or debt financing, collaborative or other arrangements with other companies, bank financing and other sources. We have expended and will continue to expend substantial amounts of money for research and development, preclinical testing, planned clinical investigations, capital expenditures, working capital needs and manufacturing and marketing of our products. Our future research and development efforts, in particular, are expected to include development of additional applications of our current cytogenetic products and additional applications for the OncoPath™ system, which will likely require additional funds.

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

Future payments due under debt and lease obligations as of December 31, 2002 is as follows (in thousands):

	Bank Loans	Operating Leases
2003	$2,175	$864
2004	—	656
2005	—	239
2006	—	225
2007	—	155

Total	$2,175	$2,139

Critical Accounting Policies

Our discussion and analysis of our financial position and results of operations is based on our financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. This requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

We use the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. We have not recorded an income tax benefit in 2002, 2001 and 2000 due to the recording of a valuation allowance as an offset to net deferred tax assets. A valuation allowance is provided due to uncertainties surrounding the realization of deferred tax assets due to our history of operating losses.

Recent Accounting Pronouncements

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under Emerging Issues Task Force (“EITF”) No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The scope of SFAS No. 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002 and early application is encouraged. We will adopt SFAS No. 146 during the first quarter ending March 31, 2003. We do not expect the adoption to have a significant impact on our financial statements.

In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, which clarifies disclosure and recognition/measurement requirements related to certain guarantees. The disclosure requirements are effective for financial statements issued after December 15, 2002 and the recognition/measurement requirements are effective on a prospective basis for guarantees issued or modified after December 31, 2002. The application of the requirements of FIN 45 did not have a material impact on our financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosure”. SFAS No. 148 amends SFAS No. 123, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. As we did not make a voluntary change to the fair value based method of accounting for stock-based employee compensation in 2002, the adoption of SFAS No. 148 did not have a material impact on our financial position and results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company does not have any ownership in any variable interest entities as of December 31, 2002. The Company will apply the consolidation requirement of FIN 46 in future periods if we should own any interest in any variable interest entity.

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

We currently do not use financial instruments to hedge operating expenses in the U. K. denominated in the respective local currency. Instead, we believe that a natural partial hedge exits, because local currency revenues will substantially offset the operating expenses denominated in the respective local currency. We assess the need to utilize financial instruments to hedge currency exposure on an ongoing basis. We did not engage in hedging activities in 2002 and 2001 and, as of December 31, 2002, we had no hedging contracts outstanding.

We do not use derivative financial instruments for speculative trading purposes, nor do we hedge our foreign currency exposure in a manner that entirely offsets the effects of changes in foreign exchange rates. We regularly review our hedging program and may as a part of this review determine at any time to change our hedging program.

Fixed income investments

Our exposure to market risks due to changes in interest rates relates primarily to investments in debt securities issued by U.S. government agencies and corporate debt securities. Our general policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting market and credit risk. We place our investments with high credit quality issuers and, by policy, limit the amount of the credit exposure to any one issuer. All highly liquid investments with maturity of three months or less at the date of purchase are considered to be cash equivalents and not subject to interest rate risks. Investments with maturities over three months and less than one year are considered to be short-term investments. At December 31, 2002 we did not have any short-term investments.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and Stockholders of

Applied Imaging Corp.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) on page 57 present fairly, in all material respects, the financial position of Applied Imaging Corp. and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) on page 57 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 14 to the financial statements, effective January 1, 2002, the Company changed its method of accounting for goodwill.

/s/    PRICEWATERHOUSECOOPERS LLP

San Jose, California

April 10, 2003

APPLIED IMAGING CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$2,897	$2,538
Restricted cash	156	245
Short-term investments	—	652
Trade accounts receivable, net of allowance for doubtful accounts of $306 and $222, respectively	7,155	5,412
Inventories	1,759	1,062
Prepaid expenses and other current assets	289	547

Total current assets	12,256	10,456
Property and equipment, net	1,014	1,021
Goodwill	2,364	2,344
Other assets	62	56

Total assets	$15,696	$13,877

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank debt	$2,175	$1,687
Capital lease obligation	—	14
Accounts payable	2,372	1,758
Accrued expenses	1,562	1,399
Deferred revenue, current	2,880	2,757

Total current liabilities	8,989	7,615
Deferred revenue, non-current	333	396

Total liabilities	9,322	8,011

Commitments and contingencies (Note 6)

Stockholders’ equity:
Preferred stock; $0.001 par value; 6,000,000 shares authorized; none issued and outstanding at December 31, 2002 and 2001	—	—
Common stock; $0.001 par value; 50,000,000 shares authorized; 15,913,339 and 15,242,417 issued and outstanding December 31, 2002 and 2001, respectively	16	15
Additional paid-in capital	49,151	48,154
Accumulated deficit	(42,426)	(41,931)
Deferred stock compensation	—	(7)
Accumulated other comprehensive loss	(367)	(365)

Total stockholders’ equity	6,374	5,866

Total liabilities and stockholders’ equity	$15,696	$13,877

The accompanying notes are an integral part of these consolidated financial statements.

APPLIED IMAGING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share data)

	Year Ended December 31,
	2002	2001	2000
Revenues:
Product sales	$16,454	$13,704	$13,037
Software maintenance, service and grant revenues	4,780	4,583	3,652

Total revenues	21,234	18,287	16,689

Cost of revenues:
Product sales	6,197	5,691	5,891
Software maintenance, service and grant revenues	2,074	1,978	1,673

Total cost of revenues	8,271	7,669	7,564

Gross profit	12,963	10,618	9,125

Operating expenses:
Research and development	3,416	3,900	3,525
Sales and marketing	7,191	7,457	6,409
General and administrative	2,567	2,662	2,964
Amortization of goodwill	—	306	280
Restructuring costs	220	—	—

Total operating expenses	13,394	14,325	13,178

Operating loss	(431)	(3,707)	(4,053)
Other income (expense), net	(64)	(18)	(140)

Net loss	(495)	(3,725)	(4,193)
Other comprehensive loss, net of tax:
Change in unrealized loss on short-term investments	(2)	1	13

Comprehensive loss	$(497)	$(3,724)	$(4,180)

Net loss per share—basic and diluted	$(0.03)	$(0.25)	$(0.31)

Shares used to calculate basic and diluted net loss per share	15,817	15,191	13,594

The accompanying notes are an integral part of these consolidated financial statements.

APPLIED IMAGING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands )

	Common stock		Additional paid-in capital	Accumulated deficit	Deferred stock compensation	Accumulated other comprehensive loss	Total stockholders’ equity
	Shares	Amount
Balances as of December 31, 1999	13,055	$13	$43,034	$(34,013)	$(43)	$(379)	$8,612
Exercise of common stock options	398	1	857	—	—	—	858
Private placement—net proceeds	1,281	1	3,183	—	—	—	3,184
Employee stock purchase	22	—	47	—	—	—	47
PSI Asset Purchase	385	—	915	—	—	—	915
Deferred stock compensation	—	—	34	—	(34)	—	—
Amortization of deferred stock compensation	—	—	—	—	47	—	47
Change in unrealized loss from short-term investments	—	—	—	—	—	13	13
Net loss	—	—	—	(4,193)	—	—	(4,193)

Balances as of December 31, 2000	15,141	15	48,070	(38,206)	(30)	(366)	9,483
Exercise of common stock options	34	—	53	—	—	—	53
Private placement expenses	—	—	(58)	—	—	—	(58)
Employee stock purchase	67	—	106	—	—	—	106
Deferred stock compensation	—	—	(17)	—	17	—	—
Amortization of deferred stock compensation	—	—	—	—	6	—	6
Change in unrealized gain from short-term investments	—	—	—	—	—	1	1
Net loss	—	—	—	(3,725)	—	—	(3,725)

Balances as of December 31, 2001	15,242	15	48,154	(41,931)	(7)	(365)	5,866
Exercise of common stock options	50	—	95	—	—	—	95
Private placement—net proceeds	571	1	814	—	—	—	815
Employee stock purchase	50	—	88	—	—	—	88
Amortization of deferred stock compensation	—	—	—	—	7	—	7
Change in unrealized loss from short-term investments	—	—	—	—	—	(2)	(2)
Net loss	—	—	—	(495)	—	—	(495)

Balances as of December 31, 2002	15,913	$16	$49,151	$(42,426)	$—	$(367)	$6,374

The accompanying notes are an integral part of these consolidated financial statements.

APPLIED IMAGING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Year Ended December 31,
	2002	2001	2000
Cash flows from operating activities:
Net loss	$(495)	$(3,725)	$(4,193)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	642	955	706
Provision for doubtful accounts	(84)	—	162
Amortization related to deferred stock compensation	7	6	47
Loss on sale of fixed assets	75	37	—
Changes in operating assets and liabilities:
Trade accounts and related party receivable	(1,659)	1,320	(355)
Inventories	(697)	565	(64)
Prepaid expenses and other current assets	258	(308)	(42)
Accounts payable	614	(71)	(474)
Accrued expenses	163	(1,247)	(578)
Deferred revenue	60	391	719

Net cash used in operating activities	(1,116)	(2,077)	(4,072)

Cash flows from investing activities:
Purchase of short-term investments	—	(9,306)	(27,493)
Proceeds from sale and maturities of investments	650	9,553	32,182
Goodwill	(20)	—	—
Acquisition of assets	—	—	(170)
Purchases of property and equipment	(710)	(581)	(304)
Other assets	(6)	(1)	25

Net cash provided by (used in) investing activities	(86)	(335)	4,240

Cash flows from financing activities:
Net proceeds from issuance of common stock	998	102	4,089
Bank and other loan proceeds	13,675	3,899	1,296
Bank and other loan payments	(13,187)	(4,891)	(2,243)
Capital lease payments, principal portion	(14)	(29)	(28)
Restricted cash	89	1,422	(1,667)

Net cash provided by financing activities	1,561	503	1,447

Net increase (decrease) in cash and cash equivalents	359	(1,909)	1,615
Cash and cash equivalents at beginning of year	2,538	4,447	2,832

Cash and cash equivalents at end of year	$2,897	$2,538	$4,447

Supplemental disclosure of cash flow information:
Cash paid for interest during the period	$114	$189	$362

Cash paid for taxes during the period	$28	$23	$15

Supplemental disclosure of non-cash investing and financing activities:
Accrual recorded for business acquired	$—	$—	$90

Stock issued in connection with acquisition	$—	$—	$915

Change in unrealized loss from short-term investments	$(2)	$1	$13

Deferred stock compensation	$—	$(17)	$34

The accompanying notes are an integral part of these consolidated financial statements.

APPLIED IMAGING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  Summary of the Company and Significant Accounting Policies

The Company

Applied Imaging Corp (the “Company”) was incorporated in California in July 1986 and subsequently reincorporated in Delaware in October 1996 to develop, manufacture, and market automated genetic imaging systems for use in cytogenetic laboratories for cancer testing, prenatal testing and other genetic testing applications. The Company sells products to government and private clinical laboratories, research institutions, universities, and pharmaceutical companies located in the United States, Canada, Europe, Japan and other countries. The Company also markets imaging systems designed for use in plant and animal genetic research programs. In addition, the Company has received clearance from the Food and Drug Administration (“FDA”) for a clinical system to detect micrometastatic cancer cells in bone marrow from cancer patients. This system and its research capabilities allows physicians to better determine the initial staging of cancer cases, to detect disease recurrence earlier than is currently possible and to genetically characterize cancer cells. The Company is headquartered in Santa Clara, California, and has facilities in the United Kingdom. The Company’s products are sold worldwide through a direct sales force, third-party distributors and independent sales representatives.

Product Warranty

The Company generally warrants its products against defects for a period of one year and records a liability for such product warranty obligations at the time of sale based upon historical experience. The Company does not provide separately priced extended warranty coverage. However, the Company sells separately priced service contracts to provide additional service coverage on its systems when the warranty period expires. The related revenue on the service contracts is recognized on a straight-line basis over the life of the service contract, which is generally one year. Costs associated with services performed under the service contract obligation are expensed as incurred.

Changes in product warranty obligations for the year ended December 31, 2002 are as follows (in thousands):

Balance as of January 1, 2002	$144
Add accruals for warranties issued	25
Less costs incurred under warranties issued	(42)

Balance as of December 31, 2002	$127

Liquidity

These consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses in fiscal 2002 and 2001 and there can be no assurance that the Company will attain profitability.

At December 31, 2002, the Company had aggregate consolidated net losses of $42.4 million. The Company expects negative cash flow from operations to continue through at least 2003, with the need for funding additional development of the OncoPath system, conducting clinical trials required for FDA clearance of new products, expanding marketing, sales and customer support capabilities, and adding additional administrative infrastructure. The Company raised $1.0 million in January 2002 with a private placement of 571,500 shares of its common stock at a price of $1.75 per share. In January 2002, the Company instituted a series of actions to rationalize its operations to provide a lower operating cost. The Company is closing its League City, Texas office

APPLIED IMAGING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and has consolidated its manufacturing and engineering facilities. As a result of these actions, management believes that its existing cash balances will be sufficient to meet the Company’s capital and operating requirements through at least 2003.

However, expenditures required to achieve growth and profitability in the long term may be greater than projected or the cash flow generated from operations may be less than projected. As a result, the Company’s long-term capital needs may require the Company to seek to obtain additional funds through equity or debt financing, collaborative or other arrangements with other companies, bank financing and other sources. There can be no assurance that the Company will be able to obtain additional debt or equity financing on terms acceptable to the Company, or at all. If adequate funds are not available, the Company could be required to delay development or commercialization of certain products, to license to third parties the rights to commercialize certain products or technologies that the Company would otherwise seek to commercialize internally, or to reduce the marketing, customer support, or other resources devoted to product development. Accordingly, the failure of the Company to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on the Company’s ability to achieve its longer term business objectives.

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

All investments with original maturities at date of purchase of three months or less are considered by the Company to be cash equivalents.

Restricted Cash

At December 31, 2002 cash of $156,000 was restricted from withdrawal and held at the Company’s international bank in the U.K. as collateral for various credit and bank guarantees (used for customs clearance purposes). Restricted cash at December 31, 2001 amounted to $245,000.

Short-Term Investments

Short-term investments consist of investments acquired with maturities exceeding three months and less than one year. While the Company’s intent is to hold debt securities to maturity, consistent with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, the Company has classified all securities as available-for-sale, as the sale of such securities may be required prior to maturity to implement management strategies. Such securities are reported at fair value with unrealized gains or losses excluded from earnings and reported as a separate component of stockholders’ equity, net of applicable taxes.

APPLIED IMAGING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2002, the Company had no short-term investments. As of December 31, 2001, the Company’s short-term investments consisted of the following (in thousands):

	2001
	Amortized Cost	Unrealized Gain	Fair Value
Corporate bonds	$650	$2	$652

Realized gains and losses were immaterial for all periods presented.

Inventories

Inventories are stated at the lower of cost (determined on a first in, first out) or market. The Company records provisions to write down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of the inventory and its estimated market value based upon assumptions about future market demand and market conditions. If future demand or market conditions are less favorable than currently expected, additional inventory provisions may be required.

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

Goodwill

Net intangible assets amounted to $2.4 million at December 31, 2002. Intangible assets include goodwill and intellectual property in connection with the acquisition of the cytogenetic imaging instrumentation businesses of Vysis, Inc. and Perceptive Scientific Instruments, LLC (“PSI”). With the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets” in 2002, the Company is no longer amortizing goodwill. Goodwill is assessed for impairment based on a fair value model on an annual basis and whenever there are indications that impairment may have occurred.

Impairment of Long-Lived Assets

The Company accounts for long-lived assets under SFAS No. 144 , “Accounting for the Impairment or Disposal of Long-Lived Assets” which requires the Company to review for impairment of long-lived assets, whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. When such an event occurs, management determines whether there has been an impairment by comparing the anticipated undiscounted future net cash flows to the related asset’s carrying value. If an asset is considered impaired, the asset is written down to fair value, which is determined based either on discounted cash flows or appraised value, depending on the nature of the asset.

Fair Value of Financial Instruments

Financial instruments consist principally of cash equivalents, short-term investments, trade receivables, accounts payable, and bank debt. The carrying amounts of these financial instruments approximate fair value.

APPLIED IMAGING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Revenue Recognition

The Company recognizes revenue on product sales upon shipment, provided that, at the time of shipment, there is evidence of contractual arrangement with the customer, the fee is fixed or determinable, collection of the resulting receivable is probable and there are no significant remaining obligations. Concurrent with shipment, the Company accrues for expected hardware warranty expenses and establishes reserves, based on the Company’s historical experience, for product returns.

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

Capitalized Software Costs

Computer software development costs incurred subsequent to the determination of product technological feasibility are capitalized in accordance with the provisions of SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed”. Amortization of these capitalized costs is provided using the greater of the ratio of revenues generated in the period over total future revenues of the product, or the straight-line method over the estimated market life of the related products, generally three years, commencing when the product becomes generally available to customers. For the years ended December 31, 2002, 2001 and 2000, software development costs incurred subsequent to the establishment of technological feasibility have not been material. The net book value of capitalized costs is not significant and is included in other assets in the consolidated balance sheets.

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

The Company has adopted the pro forma disclosure provisions of SFAS No. 148 for the 1998 Stock Plan and Employee Stock Purchase Plan. The fair value of the stock options granted to employees is calculated using

APPLIED IMAGING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the Black-Scholes option pricing model as of the date of grant. Had compensation cost for the Company’s stock-based compensation plans been determined in a manner consistent with the fair value approach described in SFAS No. 123, the Company’s net loss and pro forma net loss per share as reported would have been increased to the pro forma amounts indicated below (in thousands, except per share data):

	December 31,
	2002	2001	2000
Net loss:
As reported	$(495)	$(3,725)	$(4,193)
Stock-based employee compensation expense determined under fair-value method	(729)	(574)	(349)

Pro forma	$(1,224)	$(4,299)	$(4,542)

Net loss per share:
As reported:
Basic and diluted	$(0.03)	$(0.25)	$(0.31)
Pro forma:
Basic and diluted	$(0.08)	$(0.28)	$(0.33)

The fair value of each option is estimated on the date of grant using the fair value method with the following weighted-average assumptions:

	2002	2001	2000
Risk-free interest rate	3.1%	4.5%	6.0%
Expected life (in years)	3	3	3
Dividend yield	—	—	—
Expected volatility	96%	60%	60%

All of the above assumptions were used for the Employee Stock Purchase Plan except that the expected life is six months.

Foreign Exchange

The Company accounts for its foreign operations in accordance with SFAS No. 52, “Foreign Currency Translation”. Prior to April 1994, the functional currency for Applied Imaging International Limited was the British pound and, accordingly, translation adjustments resulting from the conversion of the subsidiary’s financial statements into U.S. dollars were accumulated and reported as a separate component of stockholders’ equity. Beginning in April 1994, certain operational and organizational changes within the Company caused the functional currency for the Company’s subsidiary to become the U.S. dollar. Therefore, monetary assets and liabilities of the subsidiary are remeasured to the U.S. dollar at year-end exchange rates while nonmonetary items are remeasured at historical rates. Revenue and expense accounts related to monetary assets and liabilities are remeasured at the average rates in effect during the year. Revenue and expenses related to non-monetary assets and liabilities are translated at historical rates. Foreign currency gains and losses resulting from the conversion of the subsidiary’s financial statements into U.S. dollars are recognized in the consolidated statement of operations and comprehensive loss in other income and expense. The functional currency of Applied Imaging Limited is also the U.S. dollar.

APPLIED IMAGING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Loss per Share

Basic and diluted net loss per share is computed using the weighted average number of outstanding shares of common stock. There were no reconciling items of the numerators and denominators of the basic and diluted EPS computation. Shares excluded from the computation of EPS because their effect on EPS was antidilutive, but could dilute basic EPS in future periods are as follows:

	2002		2001		2000
	Shares	Weighted average exercise price	Shares	Weighted average exercise price	Shares	Weighted average exercise price
Options	2,993,439	$2.52	2,517,473	$2.56	2,012,391	$2.59
Warrants	1,222,290	2.97	650,790	3.61	650,790	3.61

Total	4,215,729		3,168,263		2,663,181

Recent Accounting Pronouncements

In June 2002, The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146 (“SFAS 146”), Accounting for Costs Associated with Exit or Disposal Activities, which supersedes EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). This new standard requires companies to recognize costs associated with exit or disposal activities when the costs are incurred rather than at the date of a commitment to an exit disposal plan. Costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operations, plant closing, or other exit or disposal activity. This standard is effective for exit or disposal activities that are initiated after December 31, 2002. The Company will adopt SFAS No. 146 as of January 1, 2003 and does not believe that the adoption will have a significant impact on the financial position or results of operations.

In November 2002, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company believes that the adoption of this standard will have no material impact on its financial statements.

In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to

APPLIED IMAGING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company believes the adoption of this standard will have no material impact on the Company’s financial statements.

In December 2002, the FASB issued SFAS No. 148, which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The interim disclosure requirements are effective for interim periods beginning after December 15, 2002. The adoption of this standard did not have a material impact on the Company’s financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company does not have any ownership in any variable interest entities as of December 31, 2002. The Company will apply the consolidation requirement of FIN 46 in future periods if it should own any interest in any variable interest entity.

(2)  Inventories

A summary of inventories follows (in thousands):

	December 31,
	2002	2001
Raw materials	$1,210	$898
Work in process	306	49
Finished goods	243	115

	$1,759	$1,062

(3)  Property and Equipment, Net

A summary of property and equipment, net follows (in thousands):

	December 31,
	2002	2001
Equipment	$2,667	$2,757
Demonstration equipment	1,028	1,330
Furnitures and fixtures	445	692

	4,140	4,779
Less: accumulated depreciation	3,126	3,758

	$1,014	$1,021

APPLIED IMAGING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2002 and 2001, the Company had $0 and $41,000 respectively, of equipment under capital lease net of accumulated amortization of $0 and $124,000, respectively. Depreciation expense was $677,000, $622,000, and $420,000 for 2002, 2001 and 2000, respectively.

(4)  Accrued Expenses

A summary of accrued expenses follows (in thousands):

	December 31,
	2002	2001
Compensation and related costs	$802	$767
Audit, tax, legal and external reporting costs	186	79
Warranty related costs	127	144
Royalties	75	82
Consulting related expenses	18	22
Other	354	305

	$1,562	$1,399

(5)  Debt Obligations

The Company had a £750,000 ($1,087,500) gross and £500,000 ($725,000) net unsecured revolving line of credit with an international bank in the United Kingdom that was guaranteed by the U.S. Corporation. The line of credit expired on March 31, 2001. The international bank subsequently provided the Company with a £750,000 ($1,087,500) gross and net zero borrowing facility with various renewals through October 31, 2001. The line of credit expired at that time and the Company had no loans under that facility at December 31, 2001. The Company collateralized various credit card and bank guarantees (used for customs clearance purposes) with cash deposits at the international bank amounting to £100,000 ($156,000) at December 31, 2002.

In September 1999, the Company established a $2.0 million, three-year term loan with Silicon Valley Bank (“SVB”). The loan had monthly principal payments of $55,556 plus interest at SVB prime rate plus one and a quarter percent. In June 2000, the Company expanded the loan agreement to include a $500,000 revolving line of credit.

The Company executed a loan agreement with SVB on September 28, 2001. This new facility replaced the three-year term loan and the revolving line of credit that had an outstanding balance of $1.2 million on September 28, 2001. The new loan agreement provided the capability to borrow up to $2.0 million based on the level of certain of our North American accounts receivable and inventories. On August 15, 2002 and on October 4, 2002, the loan agreement was amended to extend the term of the loan for an additional year, through September 27, 2003, to increase borrowing capability to $3.5 million (based on the level of certain of our North American accounts receivable) and to increase the requirement for us to maintain a minimum level of tangible net worth. At December 31, 2002 we had used $2,175,000 of the facility with $1,049,000 available but not used. The interest rate on the facility was 6.25% at December 31, 2002, computed as the SVB prime rate plus 2 percent. The loan is collateralized by substantially all of the assets of the U.S. Corporation and requires us to maintain a minimum level of tangible net worth amounting to $4.8 million at December 31, 2002. Other loan covenants include the need to maintain insurance on our property, monthly reporting to SVB, the need to obtain SVB approval for any extraordinary action and a limitation on the U.S. Corporation’s ability to transfer more than $600,000 to a subsidiary. We were not in compliance with the covenant requiring us to maintain $4.8 million in minimum tangible net worth at December 31, 2002 and we have subsequently obtained a waiver for this covenant violation.

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

(6)  Commitments and Contingencies

The Company has various noncancelable operating leases for equipment, vehicles, and facilities expiring through 2006. The facility leases generally contain renewal options for periods ranging from two to five years and require the Company to pay all executory costs such as maintenance, property taxes, and insurance. Rent expense under operating leases aggregated $829,000, $853,000, and $535,000 during 2002, 2001 and 2000, respectively. The Company’s primary lease commitments are for its facilities in Santa Clara, California, which aggregated approximately $541,000 for 2002. The lease on the Santa Clara facilities is effective April 1, 2001 through August 31, 2004 at a monthly rent of $52,100, including operating expenses. In addition, the Company leases facilities in the United Kingdom, which aggregate approximately £97,000 ($155,000) per year through 2008. The lease in the United Kingdom also provides that the landlord may increase the rent to market rates in July 2003. The amount, if any, of the increase cannot be determined at this time.

The Company leases approximately 4,400 square feet of office space in League City, Texas. The lease is effective November 1, 2001 through October 31, 2006 at a monthly rent of $7,000, including operating expenses.

The Company has future minimum lease payments under non-cancelable operating leases as follows (in thousands):

Operating Leases

2003	$864
2004	656
2005	239
2006	225
2007	155

$2,139

The Company has entered into a non-cancelable purchase agreement with a company for the purchase of components to be used in the assembly of the Company’s imaging systems. The balance of the purchase commitment amounted to $53,000 at December 31, 2002.

The Company has obtained an exclusive option from StemCell Technologies, Inc. (“STI”) for a technology that may allow for the detection of circulating tumor cells in peripheral blood samples. The option from STI has an initial term of five years, beginning on July 2, 2001. The Company maintains exclusivity on the technology through minimum purchases of the product amounting to $141,000 in the first year of the agreement, increasing to $360,000 in the last three years of the agreement. The Company met the minimum purchase requirements in the first year of the agreement.

As of December 31, 2002, the Company had no off-balance sheet financing arrangements or commitments other than those disclosed above.

In October 2001, the Company established The Applied Imaging, Corp. Retention Incentive Program (the “Program”) to provide retention incentives to officers and outside directors in the event of a change in control of the Company.

APPLIED IMAGING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company is subject to claims and assessments from time to time in the ordinary course of business. Management does not believe that any such matters, individually or in the aggregate, will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

(7)  Stockholders’ Equity

Common Stock

The Company is authorized to issue 50,000,000 shares of common stock. As of December 31, 2002, there were 15,913,339 shares of common stock outstanding and warrants outstanding to purchase 422,700 shares of common stock at $3.75 per share, 100,000 shares at $3.67 and 128,090 shares at $3.10 per share. These warrants expire in 2005. In addition, there are warrants outstanding to purchase 571,500 shares of common stock at $2.25 per share that expire in 2006.

Private Placement Transactions

On January 31, 2002, the Company completed a private placement of 571,500 shares of its common stock to an institutional investor (purchasing for three separate funds) at a purchase price of $1.75 per share. Additional shares may be issuable to the investors under provisions contained in the Stock Purchase Agreement between the investors and the Company, which the Company filed with the Securities & Exchange Commission on Form S-3 on October 3, 2002. On July 29, 2002, each investor received a warrant exercisable for the number of shares of common stock equal to the number of shares of common stock purchased by that investor in the January 31, 2002 financing. A total of 571,500 warrants were issued and are exercisable for four years from July 29, 2002 at a price of $2.25 per share. The Company has assigned a value, determined using the Black-Scholes pricing model, of $391,000 to these warrants, assuming volatility of 96%, a maximum contractual life of four years, a risk-free interest rate of 3.29% and dividends are not expected. All warrants remain outstanding as of December 31, 2002.

On December 14, 2000, the Company completed a private placement of $3.5 million with the sale of 1,280,908 shares of its common stock to two institutional investors (purchasing for five separate funds) at a purchase price of $2.75 per share. The Company received net proceeds of $3.2 million from the private placement after deducting fees and costs of $0.3 million . The purchase price was negotiated with the investors and represented a discount from the previous day’s closing price of $3.00 per share as reported by the Nasdaq National Market System. Warrants were also issued to the investors entitling them to purchase an additional 422,700 shares of common stock at an exercise price of $3.75 per share. The Company has assigned a value, determined using the Black-Scholes pricing model, of $747,000 to these warrants, assuming volatility of 75%, a maximum contractual life of five years, a risk-free interest rate of 5.18% and no expected dividends. Additional shares and warrants may be issuable to the investors under anti-dilution provisions of the Stock Purchase Agreement between the Company and the investors, and terms of the warrants issued to the investors. No such additional shares or warrants have been issued. All the warrants remain unexercised as of December 31, 2002.

On November 3, 1999, the Company consummated a private sale of one million shares of its common stock to certain accredited investors at a purchase price of $2.00 per share. One of the investors, Tecnicas Medicas, also entered into a distribution agreement for the Company’s products in Spain. The price exceeded the closing price of the Company’s common stock as reported on the Nasdaq National Market System. As part of the private placement, the Company recognized deferred revenue of $720,000 to be amortized over 50 months. The total recognized to date is $547,000.

APPLIED IMAGING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Plans

As of December 31, 2002, the Company has reserved for issuance 2,651,788 shares of common stock under its 1998 Incentive Stock Option Plan (“1998 Stock Plan”), 3,354,795 shares reserved for issuance under all plans. This represents the maximum aggregate number of shares that remain to be optioned or sold under the 1998 Stock Plan. A total of 2,293,870 options are outstanding at December 31, 2002 under the 1998 Stock Plan (2,993,439 options under all plans). Under the 1998 Stock Plan, stock options may be granted to Board members, officers, key employees, and consultants at the fair market value of the common stock at the date of the grant, as determined by the Board of Directors. Options are exercisable over 10 years from the date of grant, and typically vest ratably over 4 years. An amendment of the Company’s 1998 Stock Plan was approved by the Company’s stockholders on May 16, 2001 to increase the total number of shares authorized for issuance under the 1998 Stock Plan to 2,850,000 shares, an increase of 950,000 shares. As of December 31, 2002, there were 357,918 options available for grant under the 1998 Stock Plan.

In October 1998, the Company’s 1988 Amended and Restated Incentive Stock Option Plan (“1988 Stock Plan”), expired. No options were granted after October 1998. As of December 31, 2002, 589,569 options were outstanding under the 1988 Plan.

In 1994, the Company enacted a Directors Option Plan designed to encourage participation on the Company’s Board of Directors. Under this plan, 10,000 shares per year are automatically granted to non-employee directors. The terms of the plan allow the granting of stock options upon initial election to the Board of Directors and for each subsequent term on the Board of Directors. As of December 31, 2002 there were 113,438 shares reserved for issuance under this plan and a total of 110,000 options have been granted and are outstanding at December 31, 2002.

A summary of the status of the Company’s stock option activity for the years ended December 31, 2002, 2001 and 2000 is as follows:

	Shares		Weighted- average exercise price	Weighted- average fair value
Outstanding at December 31, 1999	1,988,568		$2.10
Granted	670,300		3.64	$1.77
Cancelled	(247,724)		2.22
Exercised	(398,753	) (a)	2.15

Outstanding at December 31, 2000	2,012,391		$2.59
Granted	735,000		2.68	$1.36
Cancelled	(196,018)		3.50
Exercised	(33,900)		1.71

Outstanding at December 31, 2001	2,517,473		$2.56
Granted	635,875		2.38	$1.62
Cancelled	(110,349)		2.90
Exercised	(49,560)		1.82

Outstanding at December 31, 2002	2,993,439		$2.52

(a)	Includes 467 options exercised in 2000 but shares issued in 2001

APPLIED IMAGING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about stock options outstanding as of December 31, 2002:

	Options Outstanding			Options Exercisable
Range of exercise prices	Number of options	Weighted average remaining contractual life	Weighted average exercise price	Number of options	Weighted average exercise price
From $0.72 to $1.19	227,000	6.69 years	$1.06	185,749	$1.06
From $1.44 to $1.80	158,750	4.27 years	1.69	137,750	1.72
From $1.84 to $1.88	422,246	6.77 years	1.87	328,891	1.87
From $2.03 to $2.40	739,292	8.86 years	2.37	113,746	2.28
From $2.44 to $2.64	451,056	5.54 years	2.46	404,056	2.44
From $2.75 to $3.44	609,095	7.41 years	3.03	324,661	2.98
From $3.63 to $4.03	386,000	7.55 years	3.97	187,231	3.97

	2,993,439		$2.52	1,682,084	$2.38

The number of options exercisable increased 373,821 from December 31, 2001 to December 31, 2002 and 226,527 from December 31, 2000 to December 31, 2001.

Employee Stock Purchase Plan

On June 19, 1996, the Board adopted, effective upon the closing of the IPO, the Company’s Employee Stock Purchase Plan (the “Plan”) which has a term of 10 years whereby eligible employees may purchase common stock through payroll deductions of up to 10% of compensation, at a per share price of 85% of the fair market value of the Company’s common stock on the enrollment date or the exercise date six months later, whichever is lower. As of December 31, 2002 there were 194,440 shares issued and 5,560 shares reserved for issuance under the Plan. There were 49,862 shares issued under the Plan in 2002.

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

Stock-based compensation expense related to stock options granted to non-employees is recognized as the stock options are earned. The Company believes that the fair value of the stock options is more readily

APPLIED IMAGING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

measurable than the fair value of the services received. The fair value of the stock options granted is calculated at each reporting date using the Black-Scholes option pricing model. The stock-based compensation expense will fluctuate as the fair market value of the common stock fluctuates. In connection with the grant of stock options to non-employees, the Company did not incur any stock-based compensation charges for non-employees in 2002 and recorded a reduction in deferred stock compensation of $17,000 in 2001 and an increase of $34,000 in 2000, of which $7,000 was amortized to expense in 2002, $6,000 in 2001 and $4,000 in 2000.

(8)  Acquisitions of Assets

On July 6, 2000 the Company acquired the United States-based genetic imaging business of PSI from International Remote Imaging Systems, Inc. (“IRIS”). The acquisition was accounted for as a purchase. The consideration paid was 385,371 shares of common stock valued at $915,000. There are additional potential future cash payments to a maximum of $883,000 based on the future performance of the business which are contingent and will be accounted for upon resolution of the contingencies. The Company paid $11,000 to IRIS in 2002 and no such performance payments were required in 2001 and 2000. The Company has recorded goodwill of $578,000. The purchase price, including $170,000 of costs incurred by the Company, was allocated as follows (in thousands):

Accounts receivable	$209
Inventories	194
Other assets	10
Property and equipment	229
Liabilities	(135)
Goodwill	578

Total purchase price	$1,085

On July 16, 1999, the Company acquired the intellectual and software property related to the cytogenetic imaging instrumentation business of Vysis Inc. The acquisition was accounted for as a purchase. The consideration paid was $2,350,000 consisting of a cash payment of $1.0 million, $500,000 in cash paid in July 2000, $250,000 in cash paid in January 2001 and 497,368 shares of the Company’s common stock issued at $1.206 per share. The installment payments bear interest at the annual rate of seven percent. The interest is due and payable at the time the installment is due. In addition, the Company recorded a liability of approximately $100,000 for the estimated costs associated with certain warranties and service contracts that the Company has taken responsibility for. In addition, the Company incurred approximately $32,000 in legal expenses directly related to this acquisition. The Company has recorded goodwill of $2,482,000. The goodwill was originally amortized over a ten year life but, with the adoption of SFAS No. 142 in 2002, the Company is no longer amortizing goodwill.

APPLIED IMAGING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(9)  Other Income (Expense), Net

The components of other income (expense), net are as follows (in thousands):

	December 31,
	2002	2001	2000
Interest income	$24	$179	$337
Interest expense	(111)	(189)	(296)
Gain (loss) on foreign exchange	27	1	(208)
Provision for income taxes	(18)	(16)	(10)
Miscellaneous income	14	7	37

	$(64)	$(18)	$(140)

(10)  Income Taxes

The Company has not recorded an income tax benefit in 2002, 2001 and 2000 due to the recording of a valuation allowance as an offset to net deferred tax assets. A valuation allowance is provided due to uncertainties surrounding the realization of deferred tax assets due to the history of operating losses incurred by the Company. The tax effects of temporary differences that give rise to significant portions of deferred tax assets amount to $18,000 at December 31, 2002 and $0 at December 31, 2001 due to current state tax payments.

Deferred tax assets (liabilities) consist of the following (in thousands):

	December 31,
	2002	2001
Deferred tax assets:
Bad debt reserve	$31	$66
Inventory reserve	119	118
Depreciation & amortization	292	(48)
Other deferreds	360	851
Accrued expenses	117	223
Net operating loss carryforwards	13,182	12,338
Business credit carryforwards	1,171	1,290

Total gross deferred assets	15,272	14,838
Valuation allowance	(15,272)	(14,838)

Net deferred tax assets	$—	$—

As of December 31, 2002, the Company had net operating loss carryforwards for U.S. federal, California and foreign tax return purposes of approximately $35.0 million, $11.0 million and $3.5 million respectively. In addition, the Company has federal and state credit carryforwards of approximately $800,000 and $650,000 available to offset future tax liabilities. The Company’s federal net operating loss carryforwards, as well as credit carryforwards, will expire at various dates beginning in 2004 through 2020 if not utilized. The Company’s state net operating loss carryforwards expire in the years between 2002 and 2006.

Under the Internal Revenue Code, the amounts of, and benefits from, net operating loss carryforwards may be impaired or limited in certain circumstances. Events which cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50%, as defined, over a three year period.

APPLIED IMAGING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reconciliation of the statutory federal income tax to the Company’s effective tax rate follows:

	2002	2001
	%	%

Tax at Federal Statutory Rate	-34.0%	-34.0%
State, Net of Federal Benefit	-6.0%	-6.0%
Deferred Tax Assets Not Benefited	39.1%	46.9%
Federal Research and Development Credit	0.0%	-10.2%
Permanent Differences	3.3%	0.7%
Other—Effect of foreign rates	1.2%	2.6%

Provision for Taxes	3.6%	—%

(11)  Employee Benefit Plans

In January 1994, the Company implemented a retirement savings and investment plan that is intended to qualify under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”) covering all of the Company’s United States-based employees. An employee may elect to defer, in the form of contributions to the 401(k) Plan on his or her behalf, up to 15% of the total compensation that would otherwise be paid to the employee, not to exceed the amount allowed by applicable Internal Revenue Service guidelines. The Company matches 100% of the amounts deferred by the employee participants up to 3% of such employee’s total compensation and such matching amounts vest over a three-year period from the initial participation date. The Company contributed $84,000, $63,000 and $72,000 in 2002, 2001 and 2000, respectively.

The Company’s United Kingdom-based employees are covered by retirement savings plans (the “International Retirement Plans”). Under such plans, an employee may elect to make contributions of 3.5% of such employee’s earnings. Amounts contributed by the Company range from 5.5% to 6.0% of such employee’s earnings. During 2002, 2001 and 2000, respectively, the Company made contributions to the International Retirement Plans totaling $80,000, $61,000, and $66,000, respectively.

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

	North America		International— Principally Europe		Consolidated
Revenues
2002	$13,260		$7,974		$21,234
2001	11,068		7,219		18,287
2000	9,277		7,412		16,689
Identifiable Assets
2002	$11,176		$4,520		$15,696
2001	9,704		4,173		13,877
2000	11,586		7,856		19,442
Long Lived Assets
2002	$2,968	(a)	$472	(b)	$3,440
2001	3,134	(a)	287	(b)	3,421
2000	3,399	(a)	433	(b)	3,832
Notes: (1) All in the U.S. (2) Primarily in the U.K.

No single customer accounted for greater than 10% of revenues or accounts receivable for each of the years ended December 31, 2002, 2001 and 2000.

(13)  Restructuring

To focus the Company on the execution of its sales and marketing strategy and to transition from working in fetal cell research to work in cancer metastasis, and to reduce operating costs, the Company eliminated 15 positions in 1999 at both its United States and United Kingdom facilities. The Company recorded a net restructuring charge for the year of $818,000. The charge is related to the severance costs of the terminated employees ($516,000) and certain costs ($302,000) associated with discontinued products. In December 1999, the Company decided to exit the RxFish reagent business and this resulted in the $302,000 restructuring charge, consisting of $234,000 in costs to be paid to contracted researchers, $48,000 in prepaid license fee and $20,000 in inventory write-off. In 2001 all amounts have been paid against the liability related to the termination benefits for the terminated employees and $289,000 has been paid against the discontinued product liability. During 2002, the final payments of $13,000 were paid.

In January 2002, we instituted a series of actions to rationalize our operations to provide a lower operating cost while increasing efficiencies. We are closing our League City, Texas office and have consolidated our manufacturing and engineering facilities. We recorded a restructuring charge of $220,000 in the first quarter of 2002 that was reflected in the Condensed Consolidated Statement of Operations an Comprehensive Loss as a separate line item under operating expenses. This charge is due to the costs of terminating 12 employees

APPLIED IMAGING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

($130,000—five employees in engineering, three in manufacturing, two in administration and two in sales and support) and closing the League City, Texas office ($90,000.) The employee separation costs were all cash and the costs related to the closure of the League City office were made up of $40,000 in cash charges and $50,000 in non-cash charges. As of December 31, 2002, all payments had been made and the reserve balance was zero.

The following table summarizes the restructuring reserve balances through December 31, 2002 (in thousands):

Restructuring Costs
Restructuring reserve balances at December 31, 1999	$516
Cash payments	(349)
Non cash charges	(25)

Restructuring reserve balances at December 31, 2000	142
Cash payments	(129)

Restructuring reserve balances at December 31, 2001	13
Restructuring charge in 2002	220
Cash payments	(143)
Non cash charges	(90)

Restructuring reserve balances at December 31, 2002	$—

(14)  Goodwill

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

The following table reconciles the Company’s fiscal 2002 and 2001 net loss, net loss per share—basic and diluted adjusted to exclude goodwill amortization pursuant to SFAS No. 142 to amounts previously reported (in thousands, except per share data):

	2002	2001
Reported net loss	$(495)	$(3,725)
Add back: goodwill amortization	—	306

Adjusted net loss	$(495)	$(3,419)

Net loss per share—basic and diluted:
— as reported	$(0.03)	$(0.25)
— adjusted	$(0.03)	$(0.23)
Weighted average shares outstanding:
— basic and diluted	15,817	15,191

APPLIED IMAGING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(15)  Restatement

In December 2002, the Company became aware that some of its sales employees had given verbal undertakings to certain distributors in Asia and Europe that were not in compliance with the Company’s revenue recognition policies. These verbal undertakings affected a limited number of transactions beginning in December 2001. On further investigation, the Company determined that these verbal undertakings, had they been known at the time, would have served to defer the recognition of the related revenue by, generally, one or two quarters. The impact of the revenue deferral on the Company’s previously-issued financial statements is to: (i) reduce revenue in the fourth quarter and full year 2001 by $250,000, reduce revenue in the first quarter of 2002 by $152,000, increase revenue in the second quarter of 2002 by $26,000 and reduce revenue in the third quarter of 2002 by $239,000, and (ii) increase the net loss in the fourth quarter and full year 2001 by $193,000, increase the net loss in the first quarter of 2002 by $111,000, increase the net profit in the second quarter of 2002 by $35,000 and reduce the net profit in the third quarter of 2002 by $176,000. There was also a small impact on inventories, accounts receivables and deferred revenue in the quarters under discussion.

(16)  Quarterly Financial Data (unaudited)

The following table shows selected unaudited quarterly financial data for the years ended December 31, 2002 and 2001 (in thousands, except per share data). In the opinion of the Company’s management, this quarterly information has been prepared on the same basis as the financial statements and included all adjustments necessary to present fairly the information for the periods presented.

The financial data for the quarters ended December 31, 2001, March 31, 2002, June 30, 2002 and September 30, 2002 have been restated to reflect the impact of some verbal undertakings that had been made to certain distributors in Asia and Europe on revenue recognition in those quarters. The impact on the Company’s previously-issued financial statements is to: (i) reduce revenue in the fourth quarter and full year 2001 by $250,000, reduce revenue in the first quarter of 2002 by $152,000, increase revenue in the second quarter of 2002 by $26,000 and reduce revenue in the third quarter of 2002 by $239,000, and (ii) increase the net loss in the fourth quarter and full year 2001 by $193,000, increase the net loss in the first quarter of 2002 by $111,000, increase the net profit in the second quarter of 2002 by $35,000 and reduce the net profit in the third quarter of 2002 by $176,000. There was also a small impact on inventories, accounts receivables and deferred revenue in the quarters under discussion.

	Fiscal 2002 Quarter Ended
	March 31,		June 30,		September 30,
	(Previously Reported)	(Restated)	(Previously Reported)	(Restated)	(Previously Reported)	(Restated)	December 31,
Total revenues	$4,999	$4,847	$5,319	$5,345	$5,780	$5,541	$5,501
Operating income (loss)	(324)	(435)	89	124	344	168	(288)
Net income (loss)	(381)	(492)	115	150	307	131	(284)
Net loss per share—basic and diluted	(0.02)	(0.03)	0.01	0.01	0.02	0.01	(0.02)

	Fiscal 2001 Quarter Ended
				December 31,
	March 31,	June 30,	September 30,	(Previously Reported)	(Restated)
Total revenues	$3,930	$4,528	$4,827	$5,252	$5,002
Operating loss	(1,811)	(875)	(857)	29	(164)
Net loss	(1,762)	(868)	(932)	30	(163)
Net loss per share—basic and diluted	(0.12)	(0.06)	(0.06)	0.00	(0.01)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to the information under the caption “Certain Transactions” in the Proxy Statement.

ITEM 14.	DISCLOSURE CONTROLS AND PROCEDURES

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was performed within 90 days before the filing date of this annual report. Our disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on their evaluation, the CEO and CFO concluded that the company’s disclosure controls and procedures were effective in timely alerting them to material information required to be included in our periodic SEC reports. There have been no significant changes in our internal controls or, to the knowledge of management, in other factors that could significantly affect internal controls since their evaluation, with exception of the additional controls and procedures related to revenue recognition discussed in Item 7 above.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1.	Financial Statements

The following Financial Statements of Applied Imaging Corp. and Report of PricewaterhouseCoopers LLP, have been provided as Item 8, above:

2.	Financial Statement Schedule

The financial statement schedule entitled “Valuation and Qualifying Accounts” is included at page 64 of this Form 10-K.

All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or the notes thereto.

3.	Exhibits

Refer to (c) below.

(b)  Reports on Form 8-K

We filed the following Current Reports on Form 8-K during 2002:

i.	Current Report on Form 8-K dated February 13, 2002 to disclose the private placement of 571,500 shares of common stock to an institutional investor (purchasing for three separate funds) at a purchase price of $1.75 per share.

ii.	Current Report on Form 8-K dated February 19, 2002 to disclose that we were in compliance with the Nasdaq Marketplace Rules for continued listing of our common stock on the Nasdaq National Market.

(c)  Exhibits

Exhibit No.	Description

3.1(1)	Restated Certificate of Incorporation of the Registrant.

3.2(2)	Bylaws of the Registrant as amended.

3.3(12)	Certificate of Amendment of the Certificate of Incorporation of the Registrant.

4.1(1)	Specimen Common Stock Certificate.

4.3(3)

Preferred Shares Rights Agreement dated as of May 29, 1998, between the Registrant and Norwest Bank Minnesota, N.A. including the form of Rights Certificate, the Certificate of Designation and the summary of Rights attached thereto as Exhibits A, B, and C, respectively.

10.1(1)	Form of Indemnification Agreement for directors and officers.

10.2(b)(4)	1998 Incentive Stock Option Plan and form of Stock Option Agreement thereunder.

10.4(1)	Employee Stock Purchase Plan.

10.5(1)	Amended and Restated Registration Rights Agreements.

10.9(9)	Lease dated July 1998 between Bio Science Center and Applied Imaging International Ltd.

10.18(1)	Development Agreement dated February 5, 1996 between EM Industries and Registrant.

10.21(2)	License Agreement dated October 24, 1997 between Cambridge University and the Registrant.

10.23(b)(5)	Stock and Warrant Purchase Agreement dated May 22, 1997 between the registrant and certain investors

10.24(6)	Form of Stock Purchase Agreement between the Registrant and certain investors used in connection with sales of Common Stock on July 7 and July 15, 1998.

10.25(7)	Asset Purchase, License and Distribution Agreement between the Company and Vysis, Inc. dated July 16,1999.

10.26(8)	Form of Stock Purchase Agreement between Applied Imaging Corp. and certain investors dated October 27, 1999 and October 29, 1999.

10.27(8)	Form of Stock Purchase Agreement between Applied Imaging Corp. and certain investors, dated December 13, 2000.

10.28(8)	Form of Warrant between Applied Imaging Corp. and certain investors, dated December 14, 2000.

10.34(10)	Lease renewal to the Registrant’s headquarters in Santa Clara, CA dated April 10, 2001.

10.35(10)	Loan Modification Agreement dated June 21, 2001 between Registrant, Applied Imaging International Limited and Silicon Valley Bank.

10.36(11)	Loan and Security Agreement dated September 28, 2001 between Registrant and Silicon Valley Bank.

10.37(11)	Amendment to Loan Documents dated September 28, 2001 between Registrant and Silicon Valley Bank.

10.38(12)	Intellectual Property Mortgage and Security Agreement dated September 28, 2001 between Registrant and Silicon Valley Bank.

10.39(12)	Employment Letter Agreement dated October 19, 2001 between the Company and Carl Hull.

10.40(12)	Employment Letter Agreement dated October 19, 2001 between the Company and Jack Goldstein.

10.41(12)	Form of Employment Letter Agreement dated October 19, 2001 between the Company and its Vice Presidents.

10.42(12)	Retention Agreement

10.43(13)	Amendment to Loan Documents dated August 15, 2002 between Registrant and Silicon Valley Bank.

Exhibit No.	Description

10.44(13)	Amendment to Loan Documents dated September 28, 2001 between Registrant and Silicon Valley Bank.

21.1(1)	List of Subsidiaries of the Registrant.

23.1	Consent of PricewaterhouseCoopers LLP, Independent Accountants.

24.1*	Power of Attorney.

*	Previously filed.
(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 filed on June 24, 1996, as amended, and incorporated herein by reference.
(2)	Filed as an exhibit to the Company’s Form 10-K405 for the year ending December 31, 1997 and incorporated herein by reference.
(3)	Filed as an exhibit to the Registrant’s Report on Form 8-A12G filed with the Commission on June 5, 1998 and incorporated herein by reference.
(4)	Filed as an exhibit to the Registrant’s Report on Form S-8 filed with the Commission on June 26,1998 and incorporated herein by reference.
(5)	Filed as an exhibit to the Registrant’s Report on form 8-K filed with the Commission on June 4, 1997 and incorporated herein by reference.
(6)	Filed as an exhibit to the Registrant’s Report on Form 8-K filed with the Commission on July 28, 1998 and incorporated herein by reference.
(7)	Filed as an exhibit to the Registrant’s Report on Form 8-K filed with the Commission on July 30, 1999 and incorporated herein by reference.
(8)	Filed as an exhibit to the Registrant’s Report on Form S-3 filed with the Commission on January 25, 2001 and incorporated herein by reference.
(9)	Filed as an exhibit to the Registrant’s Form 10-K405 for the year ending December 31, 1998 and incorporated herein by reference.
(10)	Filed as an exhibit to the Registrant’s Report on Form 10-Q filed with the Commission on August 8, 2001 and incorporated herein by reference.
(11)	Filed as an exhibit to the Registrant’s Report on Form 10-Q filed with the Commission on November 13, 2001 and incorporated herein by reference.
(12)	Filed as an exhibit to the Registrant’s Form 10-K filed with Commission on March 25, 2002 and incorporated herein by reference.
(13)	Filed as an exhibit to the Registrant’s Report on Form 10-Q filed with the Commission on October 30, 2002 and incorporated herein by reference.

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
(Barry Hotchkies) Attorney-in-fact

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

PURSUANT TO

SECTION 13(a) OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

AS ADOPTED PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Carl Hull, certify that:

1.	I have reviewed the Annual Report of Applied Imaging Corp. on Form 10-K for the year ended December 31, 2002;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 15, 2003	By:	/s/ CARL HULL
Carl Hull President and Chief Executive Officer

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

PURSUANT TO

SECTION 13(a) OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

AS ADOPTED PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Barry Hotchkies, certify that:

1.	I have reviewed the Annual Report of Applied Imaging Corp. on Form 10-K for the year ended December 31, 2002;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 15, 2003	By:	/s/ BARRY HOTCHKIES
Barry Hotchkies Vice President, Chief Financial Officer

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

PURSUANT TO 18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Carl Hull, certify, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Annual Report of Applied Imaging Corp. on Form 10-K for the year ended December 31, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such annual report fairly presents in all material respects the financial condition and results of operations of Applied Imaging Corp.

Date: April 15, 2003	By:	/s/ CARL HULL
Carl Hull President and Chief Executive Officer

I, Barry Hotchkies, certify, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Annual Report of Applied Imaging Corp. on Form 10-K for the year ended December 31, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such annual report fairly presents in all material respects the financial condition and results of operations of Applied Imaging Corp.

Date: April 15, 2003	By:	/s/ BARRY HOTCHKIES
Barry Hotchkies Vice President, Chief Financial Officer

APPLIED IMAGING CORP.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

	Balance at Beginning of Year	Charged to Costs and Expenses	Write-offs Net of Recoveries	Balance at End of Year
Allowance for doubtful accounts
Year ended December 31, 2002	$222	$84	$—	$306

Year ended December 31, 2001	$289	$—	$(67)	$222

Year ended December 31, 2000	$251	$162	$(124)	$289

Provision for excess and obsolete inventory
Year ended December 31, 2002	$874	$68	$(123)	$819

Year ended December 31, 2001	$830	$65	$(21)	$874

Year ended December 31, 2000	$1,011	$73	$(254)	$830