Form 10-Q
period 2003-03-31
APPLIED IMAGING CORP
filed 2003-05-14
CIK 816066

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Quarterly Period ended March 31, 2003

OR

☐	Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

for the Transition Period From __________ To __________.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the 90 days.    Yes  ☒     No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

As of May 2, 2003 there were 15,913,339 shares of the Registrant’s Common Stock outstanding.

APPLIED IMAGING CORP.

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

APPLIED IMAGING CORP. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands)

	March 31, 2003	December 31, 2002
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,860	$2,897
Restricted cash	157	156
Trade accounts receivable, net	6,292	7,155
Inventories	1,506	1,759
Prepaid expenses and other current assets	425	289

Total current assets	10,240	12,256
Property and equipment, net	980	1,014
Goodwill	2,364	2,364
Other assets	62	62

Total assets	$13,646	$15,696

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,615	$2,372
Accrued expenses	1,494	1,562
Bank debt	1,484	2,175
Deferred revenue, current	2,673	2,880

Total current liabilities	7,266	8,989
Deferred revenue, non-current	274	333

Total liabilities	7,540	9,322

Stockholders’ equity:
Common stock	16	16
Additional paid-in capital	49,151	49,151
Accumulated other comprehensive loss	(367)	(367)
Accumulated deficit	(42,694)	(42,426)

Total stockholders’ equity	6,106	6,374

Total liabilities and stockholders’ equity	$13,646	$15,696

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APPLIED IMAGING CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

and Comprehensive Loss

(in thousands, except per share data)

(Unaudited)

	Three months ended March 31,
	2003	2002
Revenues	$5,415	$4,847
Cost of revenues	2,164	1,805

Gross profit	3,251	3,042

Operating expenses:
Research and development	847	822
Sales and marketing	1,855	1,736
General and administrative	813	697
Restructuring	—	222

Total operating expenses	3,515	3,477

Operating loss	(264)	(435)
Other income (expense), net	(4)	(57)

Net loss	(268)	(492)
Other comprehensive loss
Change in unrealized loss on short-term investments	—	(2)

Comprehensive loss	$(268)	$(494)

Net loss per share
—basic and diluted	$(0.02)	$(0.03)

Weighted average shares outstanding
—basic and diluted	15,913	15,627

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APPLIED IMAGING CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three months ended March 31,
	2003	2002
Cash flows from operating activities:
Net loss	$(268)	$(492)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	166	148
Provision for doubtful accounts	(43)	(10)
Amortization related to deferred stock compensation	—	(8)
Loss on sale of fixed assets	—	58
Changes in operating assets and liabilities:
Trade accounts receivable	906	(467)
Inventories	253	(251)
Prepaid expenses and other current assets	(136)	116
Accounts payable	(757)	286
Accrued expenses	(68)	84
Deferred revenue	(266)	(152)

Net cash used in operating activities:	(213)	(688)

Cash flows from investing activities:
Proceeds from sale and maturities of investments	—	650
Goodwill	—	(8)
Purchases of equipment	(132)	(134)

Net cash provided by (used in) investing activities:	(132)	508

Cash flows from financing activities:
Net proceeds from issuance of common stock	—	994
Restricted cash	(1)	(4)
Bank and other loan proceeds	3,441	3,150
Bank and other loan payments	(4,132)	(2,909)
Capital lease payments, principal portion	—	(8)

Net cash provided by (used in) financing activities:	(692)	1,223

Net increase (decrease) in cash and cash equivalents	(1,037)	1,043
Cash and cash equivalents at beginning of period	2,897	2,538

Cash and cash equivalents at end of period	$1,860	$3,581

Supplemental disclosure of non-cash investing and financing activities:
Deferred stock compensation	$—	$(6)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APPLIED IMAGING CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1—Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of Applied Imaging Corp. and subsidiaries (the “Company”, “we”, “us”, “our”) for the three months ended March 31, 2003 and 2002. These financial statements are unaudited and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of our financial position, operating results and cash flows for those interim periods presented. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of results to be expected for the fiscal year ending December 31, 2003. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, for the year ended December 31, 2002, contained in our 2002 annual report on Form 10-K.

Liquidity:    We expect negative cash flow from operations to continue through at least 2003, as we continue research and development of new applications for our SPOT™ and Ariol™ systems, conduct clinical trials required for the U.S. Food and Drug Administration (“FDA”) clearance of new products, expand our marketing, sales and customer support capabilities, and add additional infrastructure. We currently estimate that our capital resources will enable us to meet our capital needs for at least the next twelve months.

However, expenditures required to achieve growth and profitability in the long term may be greater than projected or the cash flow generated from operations may be less than projected. As a result, our capital needs may require us to try to obtain additional funds through equity or debt financing, collaborative or other arrangements with other companies, bank financing and other sources. We have expended and will continue to expend substantial amounts of money for research and development, preclinical testing, conducting clinical trials for FDA clearance of new products, capital expenditures, working capital needs and manufacturing and marketing of our products. Our future research and development efforts, in particular, are expected to include development of additional applications of our current cytogenetic products and additional applications for the SPOT™ and Ariol™ systems, which may require additional funds.

There can be no assurance that we will be able to obtain additional debt or equity financing if needed and on terms acceptable to us. If adequate and acceptable funding is not available, we could be required to delay development or commercialization of certain products, to license to third parties the rights to commercialize certain products or technologies that we would otherwise seek to commercialize internally, or to reduce the marketing, customer support, or other resources devoted to product development. Accordingly, our failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on our ability to achieve our long-term business objectives.

We have a one-year loan agreement with Silicon Valley Bank (“SVB”) that is effective through September 27, 2003 with borrowing capability of up to $3.5 million depending on the level of certain of our North American accounts receivable. The loan agreement includes the requirement for us to maintain a minimum level of tangible net worth. On January 31, 2003, the loan agreement was amended to reduce the minimum level of tangible net worth that we had to maintain through the end of the loan agreement. The amendment also provided us with a waiver of our non-compliance with the requirement to maintain a minimum level of tangible net worth as at December 31, 2002.

At March 31, 2003 we had used $1,484,000 of the SVB facility with $390,000 available but not used. The interest rate on the facility was 6.25% at March 31, 2003, computed as the SVB prime rate plus 2 percent. The loan is collateralized by substantially all of the assets of the U.S. corporation and requires us to maintain a minimum level of tangible net worth amounting to $3.3 million at March 31, 2003. Other loan covenants include the need to maintain insurance on our property, monthly reporting to SVB, the need to obtain SVB approval for any extraordinary action and a limitation on the U.S. corporation’s ability to transfer more than $600,000 to a subsidiary. We were in compliance with the SVB loan covenants as of March 31, 2003.

We collateralize various credit card, and bank guarantees (used for customs clearance purposes) with cash deposits at an international bank in the United Kingdom. This amounted to £100,000 ($157,000) at March 31, 2003.

NOTE 2—Inventories (in thousands)

Balance as of	March 31, 2003	December 31, 2002
Raw materials	$1,364	$1,210
Work in process	62	306
Finished goods	80	243

Total	$1,506	$1,759

NOTE 3—Net loss per share

Basic net loss per share is computed using the weighted average number of common shares outstanding. Diluted net loss per share does not differ from basic net loss per share since potential common shares are anti-dilutive for all periods presented and are therefor excluded from the computation of diluted net loss per share. The following potentially dilutive common shares were excluded from the computation of net loss per share because their effect was antidilutive (in thousands):

	March 31,
	2003	2002
Options	3,153	3,004
Warrants	1,222	651

Total	4,375	3,655

NOTE 4—Stock Based Compensation

We account for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” Under APB No. 25, compensation expense is based on the difference, if any, between the fair value of our stock and the exercise price on the date of the grant.

We account for equity instruments issued to non-employees in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 “Accounting for

Stock-based Compensation” and Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction With Selling Goods and Services.”

We have adopted the pro forma disclosure provisions of SFAS No. 148 “Accounting for Stock-Based Compensation Transition and Disclosure” for the 1998 Stock Plan and Employee Stock Purchase Plan. The fair value of the stock options granted to employees is calculated using the Black-Scholes option pricing model as of the date of grant. Had compensation cost for our stock-based compensation plans been determined in a manner consistent with the fair value approach described in SFAS No. 123, our net loss and net loss per share as reported would have been increased to the pro forma amounts indicated below (in thousands, except per share data):

	Three months ended March 31,
	2003	2002
Net loss:
As reported	$(268)	$(492)
Stock-based employee compensation expense determined under fair-value method	(201)	(158)

Pro forma	$(469)	$(650)

Net loss per share:
As reported—basic and diluted:	$(0.02)	$(0.03)

Pro forma—basic and diluted	$(0.03)	$(0.04)

The fair value of each option is estimated on the date of grant using the fair value method with the following weighted-average assumptions:

	March 31,
	2003	2002
Risk-free interest rate	2.07%	3.75%
Expected life (in years)	3	3
Dividend yield	—	—
Expected volatility	83%	130%

All of the above assumptions were used for the Employee Stock Purchase Plan except that the expected life is six months.

NOTE 5—Product Warranty

We generally warrant our products against defects for a period of one year and record a liability for such product warranty obligations at the time of sale based upon historical experience. We do not provide separately priced extended warranty coverage. However, we sell separately priced service contracts to provide additional service coverage on our systems when the warranty period expires. The related revenue on the service contracts is recognized on a straight-line basis over the life of the service contract, which is generally one year. Costs associated with services performed under the service contract obligation are expensed as incurred.

Changes in product warranty obligations for the quarter ended March 31, 2003 are as follows (in thousands):

Balance as of December 31, 2002	$127
Add accruals for warranties issued	29
Less costs incurred under warranties issued	(7)

Balance as of March 31, 2003	$149

NOTE 6—Restructuring

In January 2002, we instituted a series of actions to reduce our operating costs. We consolidated our manufacturing and engineering facilities and are closing our League City, Texas office. We recorded a restructuring charge of $222,000 in the first quarter of 2002 that was reflected in the Condensed Consolidated Statement of Operations and Comprehensive Loss as a separate line item under operating expenses. This charge is related to the costs of terminating 12 employees ($130,000) and closing the League City, Texas office ($90,000). The employee separation costs were all cash and the League City office costs were made up of $40,000 in cash charges and $50,000 in non-cash charges. All payments were made in 2002, and the reserve balance was zero at March 31, 2003 and December 31, 2002.

NOTE 7—Recent Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. We do not have any ownership in any variable interest entities as of March 31, 2003. We will apply the consolidation requirement of FIN 46 in future periods if we should own any interest in any variable interest entity.

In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning June 15, 2003. We believe the adoption of this standard will have no material impact on our financial statements.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the attached condensed consolidated financial statements and notes, and with our audited financial statements and notes for the fiscal year ended December 31, 2002.

This quarterly report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements relating to operating performance, the adequacy of our current capital resources and the timing of future capital requirements. Our actual results could differ materially from those predicted in the forward-looking statements as a result of risks and uncertainties including, but not limited to, those discussed in this quarterly report and those discussed under “Item 1—Business, Additional Factors That Might Affect Future Results,” and under “Item 7—Management’s Discussion And Analysis Of Financial Condition And Results Of Operations; Factors that May Affect Future Results,” commencing on pages 11 and 23, respectively, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2002. These risks and uncertainties include, but are not limited to, competition, medical device regulation, general economic conditions in the United States and internationally, adverse changes in the specific markets for our products, adverse changes in customer order patterns, the effectiveness of our sales force, pricing pressures, risks associated with foreign operations, delay or failure to launch new products, failure to reduce costs or improve operating efficiencies, the availability of debt or equity financing when needed, and the sufficiency of our capital resources to meet our capital needs. You should not rely on these forward-looking statements, which reflect our position as of the date of this report. We are under no obligation to revise or update any forward-looking statements.

Results of Operations

Revenues.    Our revenues are derived primarily from the sale of products, service contracts, software maintenance and grant revenues. Revenues for the three months ended March 31, 2003 were $5.4 million compared to $4.8 million for the corresponding period in 2002. This 12% increase in revenues in the quarter was due primarily to increased sales volume of our Ariol™, MDS™ and SPOT™ systems, which were $1.4 million in the current quarter compared to $0.7 million in the first three months of 2002. The SPOT™ and Ariol™ genetic analysis systems are new products that were introduced in the second and third quarters of 2002, respectively. Sales of the Ariol™ and SPOT™ system are expected to continue to favorably impact the growth of overall revenues through the end of 2003 and into 2004.

Sales of systems were $4.1 million in the three months ended March 31, 2003 compared to $3.6 million for the corresponding period in 2002. This 12% increase in revenues was due primarily to increased sales volume of our Ariol™, MDS™ and SPOT™ systems discussed above.

Service contract, software maintenance and grant revenues were $1.3 million in the three months ended March 31, 2003, compared to $1.2 million for the corresponding period in 2002. This increase was due primarily to grant revenues from the recently signed agreement with the Sanger Centre in the first quarter of 2003. There were no grant revenues in the first quarter of 2002.

Cost of revenues.    Cost of revenues includes direct material and labor costs, manufacturing overhead, installation costs, warranty-related expenses and post-warranty service and application support expenses. Costs of revenues for the three months ended March 31, 2003 were $2.2 million compared to $1.8 million for the corresponding period in 2002. The increase in cost of revenues was due primarily to the increase in sales discussed above. Cost of revenues, as a percentage of total revenues, for the three months ended March 31, 2003 were 40% compared to 37% for the corresponding prior year period. The increase is primarily due to the sale of a number of our Ariol™ systems during 2003 in the U.S. at a higher cost percent for market development purposes.

Research and development expenses.    Research and development expenses for the three months ended March 31, 2003 were $847,000, or 3% above the $822,000 reported for the comparative prior year period.

Sales and marketing expenses.    Sales and marketing expenses for the three months ended March 31, 2003 were $1.9 million compared to $1.7 million for the comparative prior year period. This increase in sales and marketing expenses is due primarily to an increase of $104,000 in commissions paid to our distributors outside North America.

General and administrative expenses.    General and administrative expenses for the first quarter of 2003 were $813,000, compared to $697,000 in the comparative prior year period. This 17% increase in the quarter is due primarily to the additional legal and accounting costs related to the restatement of our 2001 and 2002 financial statements. We anticipate that general and administrative expenses will continue to be higher than in 2002 due to the additional costs of meeting certain Sarbanes-Oxley Act requirements.

Restructuring.    There were no restructuring costs in the first three months of 2003. The restructuring costs in the first quarter of 2002 were due to a series of actions taken to rationalize our operations to provide a lower operating cost while increasing efficiencies. We are closing our League City, Texas office and have consolidated our manufacturing and engineering facilities. We recorded a restructuring charge of $222,000 in the first quarter of 2002 that was due to the costs of terminating 12 employees ($132,000) and closing the League City, Texas office ($90,000.)

Other income (expense), net.    Other expense of $4,000 in the first quarter of 2003 was primarily comprised of $26,000 in net interest expense payable on our bank borrowings and $18,000 of foreign currency gains incurred in the translation of various balance sheet items from foreign currencies into the U.S. dollar. There was $57,000 of other expense in the first quarter of 2002 primarily comprised of $36,000 of foreign currency losses incurred in the translation of various balance sheet items from foreign currencies into the U.S. dollar and $21,000 of tax expense, primarily minimum state income and franchise tax payments.

Other Items.    On April 29, 2003 we announced an agreement with the Wellcome Trust Sanger Institute to be their sole imaging development partner in the Atlas of Gene Expression project. The Sanger Institute is a leading genomics research center based in Cambridge in the United Kingdom. Under the agreement, we will undertake the development of proprietary applications for high throughput analysis of tissue samples using our Ariol™ software. The agreement also provides for the initial purchase of Ariol™ systems by the Sanger Institute. We will have the exclusive worldwide commercial rights to sell the various Ariol™ applications developed under the agreement.

Liquidity and Capital Resources

At March 31, 2003, we had cash, restricted cash and cash equivalents of $2.0 million and working capital of $3.0 million compared to $3.1 million and $3.3 million respectively at December 31, 2002. Restricted cash, which collateralizes various credit card and bank guarantees in the United Kingdom, amounted to $157,000 at March 31, 2003 and $156,000 at December 31, 2002.

Cash used in operations for the three months ended March 31, 2003 was $213,000 compared to $688,000 for the first three months of 2002. Changes in the components of cash used in operations included: a reduction in net loss amounting to $224,000 (a decrease from a net loss of $492,000 in the first three months of 2002 to a net loss of $268,000 in the first three months of 2003), decreased requirements for trade accounts receivables of $1.3 million (a decrease of $863,000 in 2003 reflecting improved collections versus an increase of $467,000 in 2002) and for inventories of $504,000 (a decrease of $253,000 in 2003 reflecting a reduction in the components that had been built up for new products versus an increase of $251,000 in 2002 due to a build-up in components for new products.) These decreases were partially offset by increases in the need for funds for accounts payable and accrued expenses of $1.0 million and $152,000, respectively. Accounts payable decreased by $757,000 in the first quarter of 2003 compared to an increase of $286,000 in the first quarter of 2002. The decrease in the first quarter of 2003 was due primarily to a reduction in accounts payable to vendors supplying system components, reflecting lower inventory at the end of the quarter.

Trade accounts receivable as a percent of first quarter revenues were 116% at March 31, 2003 compared to 121% at March 31, 2002 and 130% at December 31, 2002 reflecting improved collections in the quarter. This strong relationship between quarter-end receivables and that quarter’s sales is primarily due to the fact that most of our sales occur late in the quarter as is typical of a capital equipment business. Although our payment terms are net 30 days, certain customers, specifically government, university, Asian and European customers, tend to take longer to pay their receivable balances.

Cash used in investing activities was $132,000 in the first three months of 2003 compared to cash provided by investing activities of $508,000 in the first three months of 2002. This change was primarily due to a decrease in our short-term investments of $650,000 in 2002 versus no change in 2003 since we no longer have any short-term investments. We invested

$132,000 for purchases of capital equipment in the first three months of 2003 compared to $134,000 in the first three months of 2002.

Cash used in financing activities was $692,000 in the first three months of 2003, primarily due to repayments on our bank line with SVB, compared to cash provided by financing activities of $1.2 million in the first three months of 2002. We received $1.0 million from the issuance of common stock in a private placement in the first three months of 2002 and $241,000 from bank loans.

On January 31, 2002, we completed a private placement of 571,500 shares of our common stock to an institutional investor (purchasing for three separate funds) at a purchase price of $1.75 per share. Additional shares may be issuable to the investors under provisions contained in the Stock Purchase Agreement between the investors and us, which we filed with the Securities & Exchange Commission on Form S-3 on March 27, 2002, as amended. On July 29, 2002, each investor received a warrant exercisable for the number of shares of our common stock equal to the number of shares of common stock purchased by that investor in the January 31, 2002 financing. The warrants are exercisable for four years from July 29, 2002 at a price of $2.25 per share. All warrants remain outstanding as of March 31, 2003.

We have a one-year loan agreement with Silicon Valley Bank (“SVB”) that is effective through September 27, 2003 with borrowing capability of up to $3.5 million depending on the level of certain of our North American accounts receivable. The loan agreement includes the requirement for us to maintain a minimum level of tangible net worth. On January 31, 2003, the loan agreement was amended to reduce the minimum level of tangible net worth that we had to maintain through the end of the loan agreement. The amendment also provided us with a waiver of our non-compliance with the requirement to maintain a minimum level of tangible net worth as at December 31, 2002.

At March 31, 2003 we had used $1,484,000 of the SVB facility with $390,000 available but not used. The interest rate on the facility was 6.25% at March 31, 2003, computed as the SVB prime rate plus 2 percent. The loan is collateralized by substantially all of the assets of the U.S. corporation and requires us to maintain a minimum level of tangible net worth amounting to $3.3 million at March 31, 2003. Other loan covenants include the need to maintain insurance on our property, monthly reporting to SVB, the need to obtain SVB approval for any extraordinary action and a limitation on the U.S. corporation’s ability to transfer more than $600,000 to a subsidiary. We were in compliance with the SVB loan covenants as of March 31, 2003.

We collateralize various credit card, and bank guarantees (used for customs clearance purposes) with cash deposits at an international bank in the United Kingdom. This amounted to £100,000 ($157,000) at March 31, 2003.

We expect negative cash flow from operations to continue through at least 2003, as we continue the research and development of new applications for our SPOT™ and Ariol™ systems, conduct clinical trials required for FDA clearance of new products, expand our marketing, sales and customer support capabilities, and add additional infrastructure. We currently estimate that our capital resources will enable us to meet our capital needs for at least the next twelve months.

However, expenditures required to achieve growth and profitability in the long term may be greater than projected or the cash flow generated from operations may be less than projected. As a result, our long-term capital needs may require us to try to obtain additional funds through equity or debt financing, collaborative or other arrangements with other companies, bank financing and other sources. We have expended and will continue to expend substantial amounts of money for research and development, preclinical testing, conducting clinical trials for FDA clearance of new products, capital expenditures, working capital needs and manufacturing and marketing of our products. Our future research and development efforts, in particular, are expected to include development of additional applications of our current cytogenetic products and additional applications for the SPOT™ and Ariol™ systems, which may require additional funds.

There can be no assurance that we will be able to obtain additional debt or equity financing if needed and on terms acceptable to us. If adequate and acceptable funding is not available, we could be required to delay development or commercialization of certain products, to license to third parties the rights to commercialize certain products or technologies that we would otherwise seek to commercialize internally, or to reduce the marketing, customer support, or other resources devoted to product development. Accordingly, our failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on our ability to achieve our long-term business objectives.

Nasdaq has promulgated new rules that made continued listing on the Nasdaq National Market more difficult, including a new standard requiring stockholders’ equity of $10 million, effective November 1, 2002. This compares to our stockholders’ equity of $6.7 million at September 30, 2002. We transferred our listing from the Nasdaq National Market to the Nasdaq SmallCap Market, which has less stringent listing requirements, as of February 4, 2003. As a result, we may find it more difficult to raise additional capital should the need arise in the future.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk Derivatives and Financial Instruments.

For the three months ended March 31, 2003, there were no material changes from the disclosures made in our Form 10-K for the year ended December 31, 2002. We maintain our funds as cash or cash equivalents, primarily in money market investments with a maturity of less than 90 days. We invested these funds at an average interest rate of 1.28% during the first quarter of 2003. These investments are not subject to interest rate risk.

Item 4.    Disclosure Controls and Procedures.

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was performed within 90 days before the filing date of this quarterly report. Our disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on their evaluation, the CEO and CFO concluded that the company’s disclosure controls and procedures were effective in timely alerting them to material information required to be included in our periodic SEC reports. There have been no significant changes in our internal controls or, to the knowledge of management, in other factors that could significantly affect internal controls since their evaluation.

PART II—OTHER INFORMATION

Item 5.    Other Information

In March 2003, we received a warning letter from the FDA regarding our promotional material for specific applications on the Ariol™ system. The letter requires us to modify our promotional practices for specific applications of the Ariol™ system until we obtain any required FDA clearances. We believe that we can satisfactorily meet the FDA requirements and have responded to the FDA letter. However, should we not be able to satisfy the requirements, the FDA may proceed with regulatory action against us. These actions could include seizure, injunction and/or civil monetary penalties.

Item 6.    Exhibits and Reports on Form 8-K.

(a)	Exhibits.

Exhibit No.	Description
10.45	Amendment to Loan Documents dated January 31, 2003 between Registrant and Silicon Valley Bank.

10.46	Retention Incentive Program as amended on February 13, 2002.

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K—There were no reports on Form 8-K during the quarter ended March 31, 2003.

APPLIED IMAGING CORP.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

APPLIED IMAGING CORP. (Registrant)

Date: May 14, 2003	By:	/s/ CARL HULL
Carl Hull President and Chief Executive Officer

Date: May 14, 2003	By:	/s/ BARRY HOTCHKIES
Barry Hotchkies Vice President, Chief Financial Officer

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

PURSUANT TO

SECTION 13(a) OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

AS ADOPTED PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Carl Hull, certify that:

1.	I have reviewed the Quarterly Report of Applied Imaging Corp. on Form 10-Q for the quarter ended March 31, 2003;

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003	By:	/s/ CARL HULL
Carl Hull President and Chief Executive Officer

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

PURSUANT TO

SECTION 13(a) OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

AS ADOPTED PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Barry Hotchkies, certify that:

1.	I have reviewed the Quarterly Report of Applied Imaging Corp. on Form 10-Q for the quarter ended March 31, 2003;

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003	By:	/s/ BARRY HOTCHKIES
Barry Hotchkies Vice President, Chief Financial Officer