Form 10-Q
period 2003-06-30
APPLIED IMAGING CORP
filed 2003-08-04
CIK 816066

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[x]Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange
       Act of 1934 For the Quarterly Period ended June 30, 2003


                                       OR


[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934 for the Transition
    Period From  ______________ To _______________.


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the 90 days. Yes [x] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes [ ] No [x]

As of July 25, 2003 there were 15,960,839 shares of the Registrant's Common Stock outstanding.

                              APPLIED IMAGING CORP.

                                      INDEX



                                                                            Page

                          PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements (Unaudited)

           Condensed Consolidated Balance Sheets as of
           June 30, 2003 and December 31,2002                                  3

           Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2003
           and 2002                                                            4

           Condensed Consolidated Statements of Cash Flows for the
           six months ended June 30, 2003 and 2002.                            5

           Notes to Condensed Consolidated Financial Statements             6-10

Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations                  11-15

Item 3.  Quantitative and Qualitative Disclosures about Market Risk
            Derivatives and Financial Instruments                             16


Item 4.  Disclosure Controls and Procedures                                   16


                           PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders                  17

Item 5.  Other Information                                                    17

Item 6.  Exhibits and Reports on Form 8-K                                  17-18

             Signatures                                                       19

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                     APPLIED IMAGING CORP. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                                 (In thousands)

                                                        June 30,    December 31,
                                                          2003         2002
                                                       -----------  -----------
                                                       (Unaudited)
ASSETS
Current assets:
       Cash and cash equivalents                          $ 3,107      $ 2,897
       Restricted cash                                        165          156
       Trade accounts receivable, net                       5,425        7,155
       Inventories                                          1,502        1,759
       Prepaid expenses and other current assets              508          289
                                                       -----------  -----------
           Total current assets                            10,707       12,256
Property and equipment, net                                   864        1,014
Goodwill                                                    2,364        2,364
Other assets                                                   62           62
                                                       -----------  -----------
           Total assets                                  $ 13,997     $ 15,696
                                                       ===========  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
       Accounts payable                                   $ 2,072      $ 2,372
       Accrued expenses                                     1,576        1,562
       Bank debt                                            1,449        2,175
       Deferred revenue, current                            2,795        2,880
                                                       -----------  -----------
           Total current liabilities                        7,892        8,989

Deferred revenue, non-current                                 275          333
                                                       -----------  -----------
           Total liabilities                                8,167        9,322
                                                       -----------  -----------

Stockholders' equity:

       Common stock                                            16           16
       Additional paid-in capital                          49,206       49,151
       Accumulated other comprehensive loss                  (367)        (367)
       Accumulated deficit                                (43,025)     (42,426)
                                                       -----------  -----------
            Total stockholders' equity                       5,830        6,374
                                                       -----------  -----------
            Total liabilities and stockholders' equity    $ 13,997     $ 15,696
                                                       ===========  ===========

              The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                     APPLIED IMAGING CORP. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                         and Comprehensive Income (Loss)
                      (in thousands, except per share data)
                                   (Unaudited)

                                      Three months ended      Six months ended
                                           June 30,               June 30,
                                    --------------------  ----------------------
                                       2003      2002       2003         2002
                                    ---------  ---------  ---------    ---------
Revenues                             $ 4,815    $ 5,345   $ 10,230     $ 10,192
Cost of revenues                       2,001      2,031      4,165        3,836
                                    ---------  ---------  ---------    ---------
    Gross profit                       2,814      3,314      6,065        6,356
                                    ---------  ---------  ---------    ---------

Operating expenses:
    Research and development             934        856      1,781        1,678
    Sales and marketing                1,790      1,700      3,645        3,436
    General and administrative           456        634      1,269        1,331
    Restructuring                          -          -          -          222
                                    ---------  ---------  ---------    ---------
         Total operating expenses      3,180      3,190      6,695        6,667
                                    ---------  ---------  ---------    ---------
         Operating income (loss)        (366)       124       (630)        (311)
Other income (expense), net               35         26         31          (31)
                                    ---------  ---------  ---------    ---------
     Net income (loss)                  (331)       150       (599)        (342)

Other comprehensive loss
    Change in unrealized loss on
         short-term investments            -          -          -           (2)
                                    ---------  ---------  ---------    ---------

    Comprehensive  income (loss)      $ (331)     $ 150     $ (599)      $ (344)
                                    =========  =========  =========    =========

Net  income (loss) per share
    - basic                          $ (0.02)    $ 0.01    $ (0.04)     $ (0.02)
                                    =========  =========  =========    =========
    - diluted                        $ (0.02)    $ 0.01    $ (0.04)     $ (0.02)
                                    =========  =========  =========    =========
Weighted average shares outstanding
    - basic                           15,940     15,851     15,927       15,739
                                    =========  =========  =========    =========
    - diluted                         15,940     16,229     15,927       15,739
                                    =========  =========  =========    =========

              The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                     APPLIED IMAGING CORP. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                       Six months ended June 30,
                                                       -------------------------
                                                            2003         2002
                                                         ----------   ----------
Cash flows from operating activities:
     Net loss                                               $ (599)      $ (342)
     Adjustments to reconcile net loss to net cash
        provided by (used in) operating activities:
        Depreciation and amortization                          321          297
        Provision for doubtful accounts                       (100)         (10)
        Loss on sale of fixed assets                             2           61
        Changes in operating assets and liabilities:
           Trade accounts receivable                         1,830       (1,636)
           Inventories                                         257         (191)
           Prepaid expenses and other current assets          (219)          70
           Accounts payable                                   (300)         309
           Accrued expenses                                     14          205
           Deferred revenue                                   (143)        (181)
                                                         ----------   ----------
           Net cash provided by (used in)
           operating activities:                             1,063       (1,418)
                                                         ----------   ----------
Cash flows from investing activities:
     Proceeds from sale and maturities of investments            -          650
     Goodwill                                                    -          (20)
     Purchases of property and equipment                      (173)        (292)
                                                         ----------   ----------
         Net cash provided by (used in)
         investing activities:                                (173)         338
                                                         ----------   ----------
Cash flows from financing activities:
     Net proceeds from issuance of common stock                 55        1,075
     Restricted cash                                            (9)          (1)
     Bank and other loan proceeds                            6,511        5,855
     Bank and other loan payments                           (7,237)      (5,567)
     Capital lease payments, principal portion                   -          (14)
                                                         ----------   ----------
        Net cash provided by (used in)
        financing activities:                                 (680)       1,348
                                                         ----------   ----------


Net increase in cash and cash equivalents                      210          268

Cash and cash equivalents at beginning of period             2,897        2,538
                                                         ----------   ----------
Cash and cash equivalents at end of period                 $ 3,107      $ 2,806
                                                         ==========   ==========

              The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                     APPLIED IMAGING CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1 - Basis of Presentation

      The accompanying condensed consolidated financial statements include the accounts of Applied Imaging Corp. and subsidiaries (the "Company", "we", "us", "our") for the three and six months ended June 30, 2003 and 2002. These financial statements are unaudited and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of our financial position, operating results and cash flows for those interim periods presented. The results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of results to be expected for the fiscal year ending December 31, 2003. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, for the year ended December 31, 2002, contained in our 2002 annual report on Form 10-K.

Liquidity: We expect negative cash flow from operations to continue through at least 2003, as we continue research and development of new applications for our SPOT(TM) and Ariol(TM) systems, conduct clinical trials required for the U.S. Food and Drug Administration ("FDA") clearance of new products, expand our marketing, sales and customer support capabilities, and add additional infrastructure. Wecurrently estimate that our capital resources will enable us to meet our capital needs for at least the next twelve months.

       However, expenditures required to achieve growth and profitability in the long term may be greater than projected or the cash flow generated from operations may be less than projected. As a result, our long-term capital needs may require us to try to obtain additional funds through equity or debt financing, collaborative or other arrangements with other companies, bank financing and other sources. We have expended and will continue to expend substantial amounts of money for research and development, preclinical testing, conducting clinical trials for FDA clearance of new products, capital expenditures, working capital needs and manufacturing and marketing of our products. Our future research and development efforts, in particular, are expected to include development of additional applications of our current cytogenetic products and additional applications for the SPOT(TM) and Ariol(TM) systems, which may require additional funds.

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

       We have a one-year loan agreement with Silicon Valley Bank ("SVB") that is effective through September 27, 2003 with borrowing capability of up to $3.5 million depending on the level of certain of our North American accounts receivable. The loan agreement includes the requirement for us to maintain a minimum level of tangible net worth. On January 31, 2003, the loan agreement was amended to reduce the minimum level of tangible net worth that we had to maintain through the end of the loan agreement. The amendment also provided us with a waiver of our non-compliance with the requirement to maintain a minimum level of tangible net worth as at December 31, 2002.

       At June 30, 2003 we had used $1,449,000 of the SVB facility with $303,000 available but not used. The interest rate on the facility was 6.25% at June 30, 2003, computed as the SVB prime rate plus 2 percent. The loan is collateralized by substantially all of the assets of the U.S. corporation and requires us to maintain a minimum level of tangible net worth amounting to $3.6 million at June 30, 2003. Other loan covenants include the need to maintain insurance on our property, monthly reporting to SVB, the need to obtain SVB approval for any extraordinary action and a limitation on the U.S. corporation's ability to transfer more than $600,000 to a subsidiary. We were not in compliance with the SVB loan covenant regarding tangible net worth as of June 30, 2003, for which we obtained a waiver from SVB.

       We collateralize various credit card, and bank guarantees (used for customs clearance purposes) with cash deposits at an international bank in the United Kingdom. This amounted to (pound)100,000 ($165,000) at June 30, 2003.

NOTE 2 - Inventories (in thousands)

       Balance as of              June 30, 2003          December 31, 2002
                              --------------------     --------------------
       Raw materials                      $ 1,164                  $ 1,210
       Work in process                        185                      306
       Finished goods                         153                      243
                              --------------------     --------------------
       Total                              $ 1,502                  $ 1,759
                              ====================     ====================

NOTE  3 - Net income (loss) per share

       The computation of basic and diluted net income (loss) per share ("EPS") for the three and six months ended June 30, 2003 and June 30, 2002 is determined by dividing net income (loss) as reported as the numerator by the number of shares included in the denominator as shown in the following table (in thousands):

                                                 Three months ended June 30,      Six months ended June 30,
                                                ----------------------------   ----------------------------
                                                   2003          2002                2003          2002
                                                -----------  ------------       ------------  ------------

Weighted average shares outstanding - basic         15,940        15,851             15,927        15,739
Dilutive shares - stock options                          -           378                  -             -
                                                -----------  ------------       ------------  ------------
Weighted average shares outstanding - diluted       15,940        16,229             15,927        15,739
                                                ===========  ============       ============  ============



       Securities excluded from the computation of EPS because their effect on EPS was antidilutive, but could dilute basic EPS in future periods are as follows (in thousands):

                     Three months ended June 30,       Six months ended June 30,
                   -----------------------------    ----------------------------
                        2003           2002             2003            2002
                   -------------  -------------     ------------  --------------
       Options          3,113          1,059            3,113           2,980
       Warrants         1,222            651            1,222             651

                   -------------  -------------     ------------  --------------
       Total            4,335          1,710            4,335           3,631
                   =============  =============     ============  ==============

NOTE  4 - Stock Based Compensation

      We account for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25,"Accounting for Stock Issued to Employees." Under APB No. 25, compensation expense is based on the difference, if any, between the fair value of our stock and the exercise price on the date of the grant.

      We account for equity instruments issued to non-employees in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123 "Accounting for Stock-based Compensation" and Emerging Issues Task Force ("EITF") Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction With Selling Goods and Services."

       We have adopted the pro forma disclosure provisions of SFAS No. 148 "Accounting for Stock-Based Compensation Transition and Disclosure" for the 1998 Stock Plan and Employee Stock Purchase Plan. The fair value of the stock options granted to employees is calculated using the Black-Scholes option pricing model as of the date of grant. Had compensation cost for our stock-based compensation plans been determined in a manner consistent with the fair value approach described in SFAS No. 123, our net income (loss) and net income (loss) per share as reported would have been changed to the pro forma amounts indicated below (in thousands, except per share data):

                                                    Three months ended      Six months ended
                                                        June 30,              June 30,
                                                   --------------------  --------------------
                                                     2003       2002        2003       2002
                                                   ---------  ---------  ---------  ---------
 Net income (loss):
         As reported............................... $ (331)     $ 150     $ (599)    $ (342)
         Stock-based employee compensation expense
               determined under fair-value method     (135)      (187)      (336)      (345)
                                                   ---------  ---------  ---------  ---------
         Pro forma................................. $ (466)     $ (37)    $ (935)    $ (687)
                                                   =========  =========  =========  =========
 Net income (loss) per share:
         As reported - basic:...................... $ (0.02)    $ 0.01    $ (0.04)   $ (0.02)
                                                   =========  =========  =========  =========

         As reported - diluted:.................... $ (0.02)    $ 0.01    $ (0.04)   $ (0.02)
                                                   =========  =========  =========  =========
          Pro forma - basic:........................$ (0.03)   $ (0.00)   $ (0.06)   $ (0.04)
                                                   =========  =========  =========  =========
          Pro forma - diluted:......................$ (0.03)   $ (0.00)   $ (0.06)   $ (0.04)
                                                   =========  =========  =========  =========

      The fair value of each option is estimated on the date of grant using the fair value method with the following weighted-average assumptions:

                                   Three months ended       Six months ended
                                        June 30,                June 30,
                                  --------------------   -----------------------
                                    2003        2002        2003         2002
                                  ---------  ---------   ----------   ----------
     Risk-free interest rate        1.78%       3.77%        2.01%       3.75%
     Expected life (in years)          3           3            3           3
     Dividend Yield                    -%          -%           -%          -%
     Expected volatility              79%        122%          85%        129%

      All of the above assumptions were used for the Employee Stock Purchase Plan except that the expected life is six months.


NOTE  5 - Product Warranty

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

Changes in product warranty obligations for the six months ended June 30, 2003 are as follows (in thousands):


               Balance as of December 31, 2002                     $127

               Add accruals for warranties issued                    16

               Less costs incurred under warranties issued          (32)
                                                               -----------
               Balance as of June 30, 2003                         $111
                                                               ===========

NOTE  6 - Restructuring

       In January 2002, we instituted a series of actions to reduce our operating costs. We consolidated our manufacturing and engineering facilities and are closing our League City, Texas office. We recorded a restructuring charge of $222,000 in the first quarter of 2002 that was reflected in the Condensed Consolidated Statement of Operations and Comprehensive Loss as a separate line item under operating expenses. This charge is related to the costs of terminating 12 employees ($130,000) and closing the League City, Texas office ($90,000). The employee separation costs were all cash and the League City office costs were made up of $40,000 in cash charges and $50,000 in non-cash charges. All payments were made in 2002, and the reserve balance was zero at June 30, 2003 and December 31, 2002.

NOTE  7 - Recent Accounting Pronouncements

      In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. We do not have any ownership in any variable interest entities as of June 30, 2003. We will apply the consolidation requirement of FIN 46 in future periods if we should own any interest in any variable interest entity.

         In November 2002, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We believe the adoption of this standard will have no material impact on our financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion should be read in conjunction with the attached condensed consolidated financial statements and notes, and with our audited financial statements and notes for the fiscal year ended December 31, 2002.

           This quarterly report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements relating to operating performance, the adequacy of our current capital resources and the timing of future capital requirements. Our actual results could differ materially from those predicted in the forward-looking statements as a result of risks and uncertainties including, but not limited to, those discussed in this quarterly report and those discussed under "Item 1 - Business, Additional Factors That Might Affect Future Results," and under "Item 7 - Management's Discussion And Analysis Of Financial Condition And Results Of Operations; Factors that May Affect Future Results," commencing on pages 11 and 23, respectively, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2002. These risks and uncertainties include, but are not limited to, competition, medical device regulation, general economic conditions in the United States and internationally, adverse changes in the specific markets for our products or reimbursement levels to our clinical customers, adverse changes in customer order patterns, the effectiveness of our sales force, pricing pressures, risks associated with foreign operations, delay or failure to launch new products, failure to reduce costs or improve operating efficiencies, the availability of debt or equity financing when needed, and the sufficiency of our capital resources to meet our capital needs. You should not rely on these forward-looking statements, which reflect our position as of the date of this report. We are under no obligation to revise or update any forward-looking statements.

Results of Operations
Revenues. Our revenues are derived primarily from the sale of products, service contracts, software maintenance and grant revenues. Revenues for the three and six months ended June 30, 2003 were $4.8 million and $10.2 million, respectively, compared to $5.3 million and $10.2 million for the corresponding periods in 2002. The 10% decrease in revenues in the second quarter was due primarily to the loss of Ariol(TM) sales that we attribute to the impact in the U.S. of the FDA Warning Letter that we received in April regarding FDA concerns about some of our Ariol(TM) promotional materials. We responded to the issues raised by the FDA and, in June, received correspondence from the FDA that the agency concluded our response was adequate to ensure compliance. Nevertheless, the Warning Letter caused some clinical customers in the U.S. to defer sales decisions and resulted in the sales return of an existing order.

       Sales of systems were $3.6 million and $7.7 million in the three and six months ended June 30, 2003, respectively, compared to $4.1 million and $7.8 million for the corresponding periods in 2002. The decrease in systems sales was due primarily to the impact in the U.S. of the FDA Warning Letter as discussed above.

       Service contract, software maintenance and grant revenues were $1.2 million and $2.5 million in the three and six months ended June 30, 2003, respectively, compared to $1.2 million and $2.4 million for the corresponding periods in 2002. The increase in the first six months was due primarily to grant revenues received in the first quarter from the agreement with the Sanger Institute in the U.K. There were no grant revenues in the first half of 2002.

Cost of revenues. Cost of revenues includes direct material and labor costs, manufacturing overhead, installation costs, warranty-related expenses and post-warranty service and application support expenses. Costs of revenues for the three and six months ended June 30, 2003 were $2.0 million and $4.2 million, respectively, compared to $2.0 million and $3.8 million for the corresponding periods in 2002. Cost of revenues, as a percentage of total revenues, for the three and six months ended June 30, 2003 were 42% and 41%, respectively, compared to 38% for the corresponding prior year periods. The increase is primarily due to the sale of a number of our Ariol(TM) systems during 2003 at a lower gross margin percent for market development purposes.

Research and development expenses. Research and development expenses for the three and six months ended June 30, 2003 were $934,000 and $1.8 million, respectively, compared to $856,000 and $1.7 million in the comparative prior year periods. This increase in the second quarter and first half is due primarily to $50,000 of incremental spending in support of the Sanger Institute project and $40,000 in costs associated with hiring additional research staff.

Sales and marketing expenses. Sales and marketing expenses for the three and six months ended June 30, 2003 were $1.8 million and $3.6 million, respectively, compared to $1.7 million and $3.4 million for the comparative prior year periods. This increase in sales and marketing expenses in the second quarter is due primarily to the unfavorable impact ($90,000) of the weakening of the U.S. dollar on our U.K.-based sales and marketing expenses. In the first half, there was also the impact of a $104,000 increase in the first quarter in commissions paid to our distributors outside North America.

General and administrative expenses. General and administrative expenses for the first quarter and first half of 2003 were $456,000 and $1.3 million, respectively, compared to $634,000 and $1.3 million in the comparative prior year periods. The 28% reduction in general and administrative expenses in the second quarter was primarily due to the receipt of a grant (net effect of $170,000) in the U.K. that was treated as an offset to rent expense in the second quarter. In the first half of the year, the decrease in general and administrative costs in the second quarter was offset by increased costs in the first quarter associated with additional legal and accounting costs related to the restatement of our 2001 and 2002 financial statements.

Restructuring. There were no restructuring costs in the first half of 2003. The restructuring costs in the first quarter of 2002 were due to a series of actions taken to rationalize our operations to provide a lower operating cost while increasing efficiencies. We are closing our League City, Texas office and have consolidated our manufacturing and engineering facilities. We recorded a restructuring charge of $222,000 in the first quarter of 2002 that was due to the costs of terminating 12 employees ($132,000) and closing the League City, Texas office ($90,000.)

Other income (expense), net. Other income of $35,000 in the second quarter of 2003 and $26,000 in the second quarter of 2002 were primarily the result of foreign currency gains incurred in the translation of various balance sheet items from foreign currencies into the U.S. dollar. Other income of $31,000 in the first half of 2003 was primarily comprised of $40,000 in net interest expense payable on our bank borrowings and $74,000 of foreign currency gains incurred in the translation of various balance sheet items from foreign currencies into the U.S. dollar. There was $31,000 of other expense in the first half of 2002 primarily comprised of $43,000 of net interest expense $36,000 and $24,000 of foreign currency gains incurred in the translation of various balance sheet items from foreign currencies into the U.S. dollar.

Liquidity and Capital Resources

       At June 30, 2003, we had cash, restricted cash and cash equivalents of $3.3 million and working capital of $2.8 million compared to $3.1 million and $3.3 million respectively at December 31, 2002. Restricted cash, which collateralizes various credit card and bank guarantees in the United Kingdom, amounted to $165,000 at June 30, 2003 and $156,000 at December 31, 2002.

        Cash provided by operations for the six months ended June 30, 2003 was $1.1 million compared to cash used in operations of $1.4 million for the first six months of 2002. Changes in the components of cash used in operations included: an increase in net loss amounting to $257,000 (a net loss of $599,000 in the first six months of 2003 versus a net loss of $342,000 in the first six months of 2002), decreased requirements for trade accounts receivables of $3.5 million (a decrease of $1.8 million in 2003 reflecting improved collections versus an increase of $1.7 million in 2002) and for inventories of $448,000 (a decrease of $257,000 in 2003 reflecting a reduction in the components that had been built up for new products, versus an increase of $191,000 in 2002 due to a build-up in components for new products.) These decreases were partially offset by increases in the need for funds for accounts payable and accrued expenses of $609,000 and $191,000, respectively. Accounts payable decreased by $300,000 in the first half of 2003 compared to an increase of $309,000 in the first half of 2002. The decrease in the first half of 2003 was due primarily to a reduction in accounts payable to vendors supplying system components, reflecting lower inventory at the end of the June 2003.

       Trade accounts receivable as a percent of second quarter revenues were 113% at June 30, 2003 compared to 132% at June 30, 2002 and 130% at December 31, 2002 reflecting improved collections in the quarter. This strong relationship between quarter-end receivables and that quarter's sales is primarily due to the fact that most of our sales occur late in the quarter as is typical of a capital equipment business. Although our payment terms are net 30 days, certain customers, specifically government, university, Asian and European customers, tend to take longer to pay their receivable balances.

       Cash used in investing activities was $173,000 in the first six months of 2003 compared to cash provided by investing activities of $338,000 in the first six months of 2002. This change was primarily due to a decrease in our short-term investments of $650,000 in 2002 versus no change in 2003 since we no longer have any short-term investments. We invested $173,000 for purchases of capital equipment in the first six months of 2003 compared to $292,000 in the first six months of 2002.

       Cash used in financing activities was $680,000 in the first half of 2003, primarily due to repayments on our bank line with SVB, compared to cash provided by financing activities of $1.3 million in the first half of 2002. We received $1.0 million from the issuance of common stock in a private placement in the first half of 2002 and $288,000 from an increase in bank loans.

      On January 31, 2002, we completed a private placement of 571,500 shares of our common stock to an institutional investor (purchasing for three separate funds) at a purchase price of $1.75 per share. On July 29, 2002, each investor received a warrant exercisable for the number of shares of our common stock equal to the number of shares of common stock purchased by that investor in the January 31, 2002 financing. The warrants are exercisable for four years from July 29, 2002 at a price of $2.25 per share. All warrants remain outstanding as of June 30, 2003.

       We have a one-year loan agreement with Silicon Valley Bank ("SVB") that is effective through September 27, 2003 with borrowing capability of up to $3.5 million depending on the level of certain of our North American accounts receivable. The loan agreement includes the requirement for us to maintain a minimum level of tangible net worth. On January 31, 2003, the loan agreement was amended to reduce the minimum level of tangible net worth that we had to maintain through the end of the loan agreement. The amendment also provided us with a waiver of our non-compliance with the requirement to maintain a minimum level of tangible net worth as at December 31, 2002.

       At June 30, 2003 we had used $1,449,000 of the SVB facility with $303,000 available but not used. The interest rate on the facility was 6.25% at June 30, 2003, computed as the SVB prime rate plus 2 percent. The loan is collateralized by substantially all of the assets of the U.S. corporation and requires us to maintain a minimum level of tangible net worth amounting to $3.6 million at June 30, 2003. Other loan covenants include the need to maintain insurance on our property, monthly reporting to SVB, the need to obtain SVB approval for any extraordinary action and a limitation on the U.S. corporation's ability to transfer more than $600,000 to a subsidiary. We were not in compliance with the SVB loan covenant regarding tangible net worth as of June 30, 2003, for which we obtained a waiver from SVB. We cannot assure you that we will be able to either achieve the required tangible net worth or to obtain further waivers in the future.

       We collateralize various credit card, and bank guarantees (used for customs clearance purposes) with cash deposits at an international bank in the United Kingdom. This amounted to (pound)100,000 ($165,000) at June 30, 2003.

       We expect negative cash flow from operations to continue through at least 2003, as we continue the research and development of new applications for our SPOT(TM)and Ariol(TM) systems, conduct clinical trials required for FDA clearance of new products, expand our marketing, sales and customer support capabilities, and add additional infrastructure. We currently estimate that our capital resources will enable us to meet our capital needs for at least the next twelve months.

       However, expenditures required to achieve growth and profitability in the long term may be greater than projected or the cash flow generated from operations may be less than projected. As a result, our long-term capital needs may require us to try to obtain additional funds through equity or debt financing, collaborative or other arrangements with other companies, bank financing and other sources. We have expended and will continue to expend substantial amounts of money for research and development, preclinical testing, conducting clinical trials for FDA clearance of new products, capital expenditures, working capital needs and manufacturing and marketing of our products. Our future research and development efforts, in particular, are expected to include development of additional applications of our current cytogenetic products and additional applications for the SPOT(TM) and Ariol(TM) systems, which may require additional funds.

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


       Subsequent to the end of the quarter, we learned of a recent change in U.S. Medicare reimbursement for the imaging component of certain pathology tests. This change will reduce, for the balance of 2003, the payments (or reimbursements) that clinical laboratory customers receive from Medicare for certain pathology tests performed using automated imaging systems. The Centers for Medicare & Medicaid Services ("CMS") have begun notifying laboratories that they have made an NCCI edit for a specific image analysis procedural code retroactive to April 1 this year. CMS has also indicated that they will implement a new reimbursement ("CPT") code with a specific image analysis component beginning January 1, 2004 at a yet-to-be-announced reimbursement level. Although we are not yet able to quantify the impact of these changes on our clinical laboratory customers in the U.S., it is possible that any short-term uncertainty may reduce our Ariol(TM) placements in the U.S. until the new reimbursement level is determined.

Recent Accounting Pronouncements

      In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. We do not have any ownership in any variable interest entities as of June 30, 2003. We will apply the consolidation requirement of FIN 46 in future periods if we should own any interest in any variable interest entity.


         In November 2002, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We believe the adoption of this standard will have no material impact on our financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk Derivatives and Financial Instruments.

       For the six months ended June 30, 2003, there were no material changes from the disclosures made in our Form 10-K for the year ended December 31, 2002. We maintain our funds as cash or cash equivalents, primarily in money market investments with a maturity of less than 90 days. We invested these funds at an average interest rate of 1.06% during the second quarter of 2003. These investments are not subject to interest rate risk.

Item 4.  Disclosure Controls and Procedures.

          (a) Evaluation of disclosure controls and procedures. Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

          (b) Changes in internal control over financial reporting. There were no significant changes in our internal control over financial reporting or in other factors during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II  -  OTHER INFORMATION

Item 4: Submission of Matters to a Vote of Security Holders

      The Company solicited proxies for an annual meeting of stockholders ("Annual Meeting") on May 16, 2003 to all of the Company's stockholders.

      The election of directors was conducted and the following nominees were elected: Jack Goldstein and Carl Hull. The vote with respect to each nominee was as follows:
                                                 Votes
                                   -----------------------------------
         Name                           For                 Witheld
      ---------------------        -------------        --------------

      Jack Goldstein                 14,521,429             29,372
      Carl Hull                      14,464,229             86,572

      Continuing directors whose terms of office extended beyond the Annual Meeting were: John F. Blakemore, Jr., Andre F. Marion, G. Kirk Raab and Pablo Valenzuela.

      PricewaterhouseCoopers LLP was ratified as the independent accountants of the Company for the fiscal year ending December 31, 2003 with 14,448,861 votes in favor, 95,992 votes against and 5,948 abstentions.

      An amendment of the Company's Employee Stock Purchase Plan (the "Plan") was approved to increase the number of shares available for issuance under the Plan by 200,000 shares. The amendment was approved with 14,298,478 votes in favor, 225,423 votes against and 26,900 abstentions.


Item 5: Other Information

      In March 2003, we received a warning letter from the FDA regarding our promotional material for specific applications on the Ariol(TM) system. The letter required us to modify our promotional practices for specific applications of the Ariol(TM) system until we obtained relevant required FDA clearances. We responded to the FDA's letter and subsequently received a letter from the FDA, dated June 16, 2003, concluding that our response appeared to be adequate in order to ensure compliance with the Federal Food, Drug, and Cosmetic Act as it relates to marketing the Ariol(TM) system.

      In May 2003, the Audit Committee approved the retention of PricewaterhouseCoopers LLP, our independent accountants, to assist us with the internal controls requirements of Section 404 of the Sarbanes-Oxley Act.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits.

Exhibit No.                                     Description
31-1 Chief Executive Officer's Certification Pursuant to 15 U.S.C. Section 7241 31-2 Chief Financial Officer's Certification Pursuant to 15 U.S.C. Section 7241 32-1 Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32-2 Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          (b) Reports on Form 8-K

          On May 13, 2003, we filed a Current Report on Form 8-K which contained as an exhibit a copy of our press release announcing earnings for the first quarter of fiscal 2003.

          On June 20, 2003, we filed a Current Report on Form 8-K to disclose that we had received a letter, dated June 16, 2003, from the Food and Drug Administration concluding that our response to the FDA's warning letter regarding our marketing of the Ariol device appeared to be adequate in order to ensure compliance with the Federal Food, Drug, and Cosmetic Act as it relates to marketing the Ariol(TM) system.

                             APPLIED IMAGING CORP.


                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.



                              APPLIED IMAGING CORP.
                                  (Registrant)




Date: August 4, 2003        By: /S/ CARL HULL
                               --------------------------
                               Carl Hull
                               President and
                               Chief Executive Officer


Date: August 4, 2003        By: /S/ BARRY HOTCHKIES
                               -------------------------
                               Barry Hotchkies
                               Executive Vice President, Chief Financial Officer