Form 10-Q
period 2003-10-31
APPLIED IMAGING CORP
filed 2003-10-31
CIK 816066

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[x]Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange
       Act of 1934 For the Quarterly Period ended September 30, 2003


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

As of October 27, 2003 there were 15,960,839 shares of the Registrant's Common Stock outstanding.

                              APPLIED IMAGING CORP.

                                      INDEX



                                                                            Page

                          PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements (Unaudited)

           Condensed Consolidated Balance Sheets as of
           September 30, 2003 and December 31,2002                             3

           Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2003
           and 2002                                                            4

           Condensed Consolidated Statements of Cash Flows for the
           nine months ended September 30, 2003 and 2002.                      5

           Notes to Condensed Consolidated Financial Statements             6-10

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                     11-15

Item 3.  Quantitative and Qualitative Disclosures about Market Risk
            Derivatives and Financial Instruments                             16


Item 4.  Disclosure Controls and Procedures                                   16


                           PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K                                     17

         Signatures                                                           18

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                     APPLIED IMAGING CORP. AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets
                                 (In thousands)

                                                           September 30,    December 31,
                                                              2003             2002
                                                          --------------   --------------
                                                           (Unaudited)
ASSETS

Current assets:
       Cash and cash equivalents                                $ 2,117          $ 2,897
       Restricted cash                                              167              156
       Trade accounts receivable, net                             4,746            7,155
       Inventories                                                1,479            1,759
       Prepaid expenses and other current assets                    583              289
                                                          --------------   --------------
           Total current assets                                   9,092           12,256
Property and equipment, net                                         806            1,014
Goodwill                                                          2,364            2,364
Other assets                                                         61               62
                                                          --------------   --------------
           Total assets                                        $ 12,323         $ 15,696
                                                          ==============   ==============
  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
       Accounts payable                                         $ 1,872          $ 2,372
       Accrued expenses                                           1,628            1,562
       Bank debt                                                    994            2,175
       Deferred revenue, current                                  2,494            2,880
                                                          --------------   --------------
           Total current liabilities                              6,988            8,989

Deferred revenue, non-current                                       301              333
                                                          --------------   --------------
           Total liabilities                                      7,289            9,322
                                                          --------------   --------------


Stockholders' equity:

       Common stock                                                  16               16
       Additional paid-in capital                                49,207           49,151
       Accumulated other comprehensive loss                        (367)            (367)
       Accumulated deficit                                      (43,822)         (42,426)
                                                          --------------   --------------
           Total stockholders' equity                             5,034            6,374
                                                          --------------   --------------
           Total liabilities and stockholders' equity          $ 12,323         $ 15,696
                                                          ==============   ==============

    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                     APPLIED IMAGING CORP. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                        and Comprehensive Income (Loss)
                      (in thousands, except per share data)
                                  (Unaudited)

                                                           Three months ended               Nine months ended
                                                             September 30,                      September 30,
                                                      ---------------------------      ----------------------------
                                                           2003           2002             2003            2002
                                                      -----------    ------------      ------------    ------------

        Revenues                                         $ 4,833         $ 5,541          $ 15,063        $ 15,733
        Cost of revenues                                   2,147           2,111             6,312           5,947
                                                      -----------    ------------      ------------    ------------
            Gross profit                                   2,686           3,430             8,751           9,786
                                                      -----------    ------------      ------------    ------------
        Operating expenses:
            Research and development                         980             832             2,761           2,510
            Sales and marketing                            1,793           1,848             5,438           5,284
            General and administrative                       709             584             1,978           1,915
            Restructuring                                      -              (2)                -             220

                                                      -----------    ------------      ------------    ------------
                 Total operating expenses                  3,482           3,262            10,177           9,929
                                                      -----------    ------------      ------------    ------------
                 Operating income (loss)                    (796)            168            (1,426)           (143)

        Other income (expense), net                           (1)            (37)               30             (68)
                                                      -----------    ------------      ------------    ------------
            Net income (loss)                               (797)            131            (1,396)           (211)

        Other comprehensive loss
            Change in unrealized loss on
                 short-term investments                        -               -                 -              (2)

                                                      -----------    ------------      ------------    ------------
            Comprehensive  income (loss)                  $ (797)          $ 131          $ (1,396)         $ (213)
                                                      ===========    ============      ============    ============
        Net  income (loss) per share
            - basic                                      $ (0.05)         $ 0.01           $ (0.09)        $ (0.01)
                                                      ===========    ============      ============    ============
            - diluted                                    $ (0.05)         $ 0.01           $ (0.09)        $ (0.01)
                                                      ===========    ============      ============    ============
            Weighted average shares outstanding
            - basic                                       15,961          15,885            15,938          15,788
                                                      ===========    ============      ============    ============
            - diluted                                     15,961          16,140            15,938          15,788
                                                      ===========    ============      ============    ============

    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                     APPLIED IMAGING CORP. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                   Nine months ended September 30,
                                                               --------------------------------------
                                                                    2003                  2002
                                                               -----------------    ----------------

Cash flows from operating activities:
     Net loss                                                          $ (1,396)             $ (211)
     Adjustments to reconcile net loss to net cash
        provided by (used in) operating activities:
        Depreciation and amortization                                       465                 466
        Provision for doubtful accounts                                    (100)                (24)
        Loss on sale of fixed assets                                          2                  77
        Changes in operating assets and liabilities:
           Trade accounts receivable                                      2,509              (1,252)
           Inventories                                                      280                (402)
           Prepaid expenses and other current assets                       (294)                195
           Accounts payable                                                (500)                287
           Accrued expenses                                                  66                 268
           Deferred revenue                                                (418)               (333)
                                                               -----------------    ----------------
           Net cash provided by (used in) operating activities:             614                (929)
                                                               -----------------    ----------------
Cash flows from investing activities:
     Proceeds from sale and maturities of investments                         -                 650
     Goodwill                                                                 -                 (20)
     Purchases of property and equipment                                   (259)               (540)
     Other assets                                                             1                   -
                                                               -----------------    ----------------
        Net cash provided by (used in) investing activities:               (258)                 90
                                                               -----------------    ----------------
  Cash flows from financing activities:
     Net proceeds from issuance of common stock                              56               1,034
     Restricted cash                                                        (11)                 89
     Bank and other loan proceeds                                         9,009               9,950
     Bank and other loan payments                                       (10,190)             (9,768)
     Capital lease payments, principal portion                                -                 (14)
                                                               -----------------    ----------------
        Net cash provided by (used in) financing activities:             (1,136)              1,291
                                                               -----------------    ----------------


Net increase in cash and cash equivalents                                  (780)                452

Cash and cash equivalents at beginning of period                          2,897               2,538
                                                               -----------------    ----------------
Cash and cash equivalents at end of period                              $ 2,117             $ 2,990
                                                               =================    ================

    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                     APPLIED IMAGING CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1 - Basis of Presentation

     The accompanying condensed consolidated financial statements include the accounts of Applied Imaging Corp. and subsidiaries (the "Company", "we", "us", "our") for the three and nine months ended September 30, 2003 and 2002. These financial statements are unaudited and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of our financial position, operating results and cash flows for those interim periods presented. The results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of results to be expected for the fiscal year ending December 31, 2003. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, for the year ended December 31, 2002, contained in our 2002 annual report on Form 10-K.

Liquidity: We expect negative cash flow from operations to continue through at least the first quarter of 2004, as we continue research and development of new applications for our SPOT(TM) and Ariol(TM) systems, conduct clinical trials required for the U.S. Food and Drug Administration ("FDA") clearance of new products, expand our marketing, sales and customer support capabilities, and add additional infrastructure. We currently estimate that our capital resources will enable us to meet our capital needs for at least the next twelve months.

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

     We had a one-year loan agreement with Silicon Valley Bank ("SVB") that was effective through September 27, 2003 with borrowing capability of up to $3.5 million depending on the level of certain of our North American accounts receivable. The loan agreement included the requirement for us to maintain a minimum level of tangible net worth. The loan agreement was amended on January 31, 2003 and on July 30, 2003 to reduce the minimum level of tangible net worth that we had to maintain through the end of the loan agreement. The amendments also provided us with a waiver of our non-compliance with the requirement to maintain a minimum level of tangible net worth as at December 31, 2002 and June 30, 2003, respectively.

     The loan agreement was further amended on September 3, 2003 to extend the term of the agreement for an additional year through September 26, 2004. At September 30, 2003 we had used $994,000 of the SVB facility with $688,000 available but not used. The interest rate on the facility was 6.0% at September 30, 2003, computed as the SVB prime rate plus 2 percent. The loan is collateralized by substantially all of the assets of the U.S. corporation and requires us to maintain a minimum level of tangible net worth amounting to $2.6 million at September 30, 2003. Other loan covenants include the need to maintain insurance on our property, monthly reporting to SVB, the need to obtain SVB approval for any extraordinary action and a limitation on the U.S. corporation's ability to transfer more than $600,000 to a subsidiary. We were in compliance with the SVB loan covenants as of September 30, 2003.

     We collateralize various credit card and bank guarantees (used for customs clearance purposes) with cash deposits at an international bank in the United Kingdom. This amounted to (pounds)100,000 ($167,000) at September 30, 2003.

Note 2 - Inventories (in thousands)

               Balance as of           September 30, 2003      December 31, 2002
                                      -------------------    -------------------
               Raw materials                      $ 1,205                $ 1,210
               Work in process                         86                    306
               Finished goods                         188                    243
                                      -------------------    -------------------
               Total                              $ 1,479                $ 1,759
                                      ===================    ===================


Note 3 - Net Income (loss) per share

     The computation of basic and diluted net income (loss) per share ("EPS") for the three and nine months ended September 30, 2003 and September 30, 2002 is determined by dividing net income (loss) as reported as the numerator by the number of shares included in the denominator as shown in the following table (in thousands):

                                                     Three months ended September 30,    Nine months ended September 30,
                                                  -----------------------------------------------------------------------
                                                      2003             2002                  2003             2002
                                                  --------------  ----------------       --------------   --------------
Weighted average shares outstanding - basic              15,961            15,885               15,938           15,788
Dilutive shares - stock options                               -               245                    -                -
Dilutive shares - warrants                                    -                10                    -                -

                                                  --------------  ----------------       --------------   --------------
Weighted average shares outstanding - diluted            15,961            16,140               15,938           15,788
                                                  ==============  ================       ==============   ==============

     Securities excluded from the computation of EPS because their effect on EPS was antidilutive, but could dilute basic EPS in future periods are as follows (in thousands):

                            Three months ended September 30,   Nine months ended September 30,
                            -----------------------------------------------------------------
                                2003          2002                   2003           2002
                            ------------  ------------          -------------   -------------
        Options                   3,139         2,143                  3,139          2,982
        Warrants                  1,222           651                  1,222            651

                            ------------  ------------          -------------   -------------
        Total                     4,361         2,794                  4,361          3,633
                            ============  ============          =============   +============

Note 4 - Stock Based Compensation

     We account for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Under APB No. 25, compensation expense is based on the difference, if any, between the fair value of our stock and the exercise price on the date of the grant.

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

                                                                Three months ended                  Nine months ended
                                                                    September 30,                     September 30,
                                                           --------------------------------     ----------------------------
                                                                 2003             2002              2003            2002
                                                           ---------------  ---------------     ------------    ------------
Net income (loss):
         As reported                                               $ (797)           $ 131         $ (1,396)         $ (211)
         Stock-based employee compensation expense
               determined under fair-value method                    (177)            (195)            (513)           (539)
                                                           ---------------  ---------------     ------------    ------------
         Pro forma                                                 $ (974)           $ (64)        $ (1,909)         $ (750)
                                                           ===============  ===============     ============    ============
Net income (loss) per share:
         As reported - basic:                                     $ (0.05)          $ 0.01          $ (0.09)        $ (0.01)
                                                           ===============  ===============     ============    ============
         As reported - diluted:                                   $ (0.05)          $ 0.01          $ (0.09)        $ (0.01)
                                                           ===============  ===============     ============    ============
         Pro forma - basic:                                       $ (0.06)         $ (0.00)         $ (0.12)        $ (0.05)
                                                           ===============  ===============     ============    ============
         Pro forma - diluted:                                     $ (0.06)         $ (0.00)         $ (0.12)        $ (0.05)
                                                           ===============  ===============     ============    ============


     The fair value of each option is estimated on the date of grant using the fair value method with the following weighted-average assumptions:

                                   Three months ended       Nine months ended
                                      September 30,            September 30,
                                  --------------------   -----------------------
                                    2003        2002        2003         2002
                                  ---------  ---------   ----------   ----------
     Risk-free interest rate        2.19%       2.64%        2.03%       3.73%
     Expected life (in years)          3           3            3           3
     Dividend Yield                    -%          -%           -%          -%
     Expected volatility              75%        111%          84%        129%

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

     Changes in product warranty obligations for the nine months ended September 30, 2003 are as follows (in thousands):

               Balance as of December 31, 2002                     $127

               Add accruals for warranties issued                    15

               Less costs incurred under warranties issued          (49)
                                                               -----------
               Balance as of September 30, 2003                     $93
                                                               ===========

Note 6 - Restructuring

     In January 2002, we instituted a series of actions to reduce our operating costs. We consolidated our manufacturing and engineering facilities and are closing our League City, Texas office. We recorded a restructuring charge of $222,000 in the first quarter of 2002 that was reflected in the Condensed Consolidated Statement of Operations and Comprehensive Loss as a separate line item under operating expenses. This charge is related to the costs of terminating 12 employees ($132,000) and closing the League City, Texas office ($90,000). The employee separation costs were all cash and the League City office costs were made up of $40,000 in cash charges and $50,000 in non-cash charges. All payments were made in 2002, and the reserve balance was zero at September 30, 2003 and December 31, 2002.

Note 7 Recent Accounting Pronouncements

     In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after December 15, 2003. We do not have any ownership in any variable interest entities as of September 30, 2003. We will apply the consolidation requirement of FIN 46 in future periods if we should own any interest in any variable interest entity.

     In November 2002, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of this standard had no material impact on our financial statements.

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

Results of Operations

     Revenues. Our revenues are derived primarily from the sale of products, service contracts, software maintenance and grant revenues. Revenues for the three and nine months ended September 30, 2003 were $4.8 million and $15.1 million, respectively, compared to $5.5 million and $15.7 million for the corresponding periods in 2002. The decrease in revenues in the third quarter and nine months was due primarily to lower sales in the U.S. caused by slower than projected conversion of customers using older generation systems to our newest CytoVision(R)systems.

     Sales of systems were $3.5 million and $11.2 million in the three and nine months ended September 30, 2003, respectively, compared to $4.3 million and $12.2 million for the corresponding periods in 2002. The decrease in systems sales was due primarily to the impact in the U.S. of slower conversion to our newest CytoVision systems.

     Service contract, software maintenance and grant revenues were $1.3 million and $3.9 million in the three and nine months ended September 30, 2003, respectively, compared to $1.2 million and $3.5 million for the corresponding periods in 2002. The increase in the first nine months was due primarily to collaboration revenues received in the first and third quarters from the agreement with the Sanger Institute in the U.K. There were no collaboration or grant revenues in the first nine months of 2002.

     Cost of revenues. Cost of revenues includes direct material and labor costs, manufacturing overhead, installation costs, warranty-related expenses and post-warranty service and application support expenses. Costs of revenues for the three and nine months ended September 30, 2003 were $2.1 million and $6.3 million, respectively, compared to $2.1 million and $5.9 million for the corresponding periods in 2002. Cost of revenues, as a percentage of total revenues, for the three and nine months ended September 30, 2003 were 44% and 42%, respectively, compared to 38% for the corresponding prior year periods. The increase is primarily due to the sale of a number of our Ariol(TM)systems during 2003 at a lower gross margin percent for market development purposes.

     Research and development expenses. Research and development expenses for the three and nine months ended September 30, 2003 were $980,000 and $2.8 million, respectively, compared to $832,000 and $2.5 million in the comparative prior year periods. This increase in the third quarter is due primarily to $70,000 in costs associated with additional research staff in the U.S. and the payment of a $55,000 license fee. The increase in the first nine months is due primarily to the unfavorable impact ($100,000) of the weakening of the U.S. dollar on our U.K.-based R&D expense and $60,000 in costs associated with hiring additional research staff.

     Sales and marketing expenses. Sales and marketing expenses for the three and nine months ended September 30, 2003 were $1.8 million and $5.4 million, respectively, compared to $1.8 million and $5.3 million for the comparative prior year periods. The slight increase in sales and marketing expenses in the first nine months is due primarily to the unfavorable impact ($200,000) of the weakening of the U.S. dollar on our U.K.-based sales and marketing expenses.

     General and administrative expenses. General and administrative expenses for the third quarter and first nine months of 2003 were $709,000 and $2.0 million, respectively, compared to $584,000 and $1.9 million in the comparative prior year periods. The increase in general and administrative expenses in the third quarter was primarily attributable to the reversal of a reserve for bad debts in 2002 in the amount of $120,000 that was no longer deemed necessary. In the first nine months of the year, the increase in general and administrative costs in the third quarter was offset by decreased costs in the second quarter associated with the receipt of a grant from our landlord (net effect of $170,000) in the U.K. that was treated as an offset to rent expense in the second quarter.

     Restructuring. There were no restructuring costs in the first nine months of 2003. The restructuring costs in 2002 were due to a series of actions taken to rationalize our operations to provide a lower operating cost while increasing efficiencies. We are closing our League City, Texas office and have consolidated our manufacturing and engineering facilities. We recorded a restructuring charge of $222,000 in the first quarter of 2002 that was due to the costs of terminating 12 employees ($132,000) and closing the League City, Texas office ($90,000.)

     Other income (expense), net. The other expense of $37,000 in the third quarter of 2002 was due primarily to net interest expense. Other income of $30,000 in the first nine months of 2003 was primarily comprised of $101,000 of foreign currency gains incurred in the translation of various balance sheet items from foreign currencies into the U.S. dollar and $57,000 in net interest expense payable on our bank borrowings. There was $68,000 of other expense in the first nine months of 2002 primarily comprised of $64,000 of net interest expense, $28,000 of income tax expense and $18,000 of foreign currency gains incurred in the translation of various balance sheet items from foreign currencies into the U.S. dollar.

Liquidity and Capital Resources

     At September 30, 2003, we had cash, restricted cash and cash equivalents of $2.3 million and working capital of $2.1 million compared to $3.1 million and $3.3 million respectively at December 31, 2002. Restricted cash, which collateralizes various credit card and bank guarantees in the United Kingdom, amounted to $167,000 at September 30, 2003 and $156,000 at December 31, 2002.

     Cash provided by operations for the nine months ended September 30, 2003 was $614,000 compared to cash used in operations of $929,000 for the first nine months of 2002. Changes in the components of cash used in operations included: an increase in net loss amounting to $1.2 million (a net loss of $1.4 million in the first nine months of 2003 versus a net loss of $211,000 in the first nine months of 2002), and decreased requirements for trade accounts receivables of $3.8 million (a decrease of $2.5 million in 2003 reflecting improved collections versus an increase of $1.3 million in 2002) and for inventories of $682,000 (a decrease of $280,000 in 2003 reflecting a reduction in the components that had been built up for new products, versus an increase of $402,000 in 2002 due to a build-up in components for new products). These decreases were partially offset by increases in the need for funds for accounts payable and accrued expenses of $787,000 and $202,000, respectively. Accounts payable decreased by $500,000 in the first nine months of 2003 compared to an increase of $287,000 in the first nine months of 2002. The decrease in the first nine months of 2003 was due primarily to a reduction in accounts payable to vendors supplying system components, reflecting lower inventory at the end of the September 2003.


     Trade accounts receivable as a percent of third quarter revenues were 98% at September 30, 2003 compared to 121% at September 30, 2002 and 130% at December 31, 2002 reflecting improved collections in the quarter. This strong relationship between quarter-end receivables and that quarter's sales is primarily due to the fact that most of our sales occur late in the quarter as is typical of a capital equipment business. Although our payment terms are net 30 days, certain customers, specifically government, university, Asian and European customers, tend to take longer to pay their receivable balances.

     Cash used in investing activities was $258,000 in the first nine months of 2003 compared to cash provided by investing activities of $90,000 in the first nine months of 2002. This change was primarily due to a decrease in our short-term investments of $650,000 in 2002 versus no change in 2003 since we no longer have any short-term investments. We invested $259,000 for purchases of capital equipment in the first nine months of 2003 compared to $540,000 in the first nine months of 2002.

     Cash used in financing activities was $1.1 million in the first nine months of 2003, primarily due to repayments on our bank line with SVB, compared to cash provided by financing activities of $1.3 million in the first nine months of 2002. We received $1.0 million from the issuance of common stock in a private placement in the first nine months of 2002 and $182,000 from an increase in bank loans.

     On January 31, 2002, we completed a private placement of 571,500 shares of our common stock to an institutional investor (purchasing for three separate funds) at a purchase price of $1.75 per share. On July 29, 2002, each investor received a warrant exercisable for the number of shares of our common stock equal to the number of shares of common stock purchased by that investor in the January 31, 2002 financing. The warrants are exercisable for four years from July 29, 2002 at a price of $2.25 per share. All warrants remain outstanding as of September 30, 2003.

     We had a one-year loan agreement with Silicon Valley Bank ("SVB") that was effective through September 27, 2003 with borrowing capability of up to $3.5 million depending on the level of certain of our North American accounts receivable. The loan agreement included the requirement for us to maintain a minimum level of tangible net worth. The loan agreement was amended on January 31, 2003 and on July 30, 2003 to reduce the minimum level of tangible net worth that we had to maintain through the end of the loan agreement. The amendments also provided us with a waiver of our non-compliance with the requirement to maintain a minimum level of tangible net worth as at December 31, 2002 and June 30, 2003, respectively.

     The loan agreement was further amended on September 3, 2003 to extend the term of the agreement for an additional year through September 26, 2004. At September 30, 2003 we had used $994,000 of the SVB facility with $688,000 available but not used. The interest rate on the facility was 6.0% at September 30, 2003, computed as the SVB prime rate plus 2 percent. The loan is collateralized by substantially all of the assets of the U.S. corporation and requires us to maintain a minimum level of tangible net worth amounting to $2.6 million at September 30, 2003. Other loan covenants include the need to maintain insurance on our property, monthly reporting to SVB, the need to obtain SVB approval for any extraordinary action and a limitation on the U.S. corporation's ability to transfer more than $600,000 to a subsidiary. We were in compliance with the SVB loan covenants as of September 30, 2003.

     We collateralize various credit card and bank guarantees (used for customs clearance purposes) with cash deposits at an international bank in the United Kingdom. This amounted to (pounds)100,000 ($167,000) at September 30, 2003.

     We expect negative cash flow from operations to continue through at least the first quarter of 2004, as we continue the research and development of new applications for our SPOT(TM) and Ariol(TM) systems, conduct clinical trials required for FDA clearance of new products, expand our marketing, sales and customer support capabilities, and add additional infrastructure. We currently estimate that our capital resources will enable us to meet our capital needs for at least the next twelve months.

     However, expenditures required to achieve growth and profitability in the long term may be greater than projected or the cash flow generated from operations may be less than projected. As a result, our long-term capital needs may require us to try to obtain additional funds through equity or debt financing, collaborative or other arrangements with other companies, bank financing and other sources. We have expended and will continue to expend substantial amounts of money for research and development, preclinical testing, conducting clinical trials for FDA clearance of new products, capital expenditures, working capital needs and manufacturing and marketing of our products. Our future research and development efforts, in particular, are expected to include development of additional applications of our current cytogenetic products and additional applications for the SPOT(TM) and Ariol(TM)systems, which may require additional funds.

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

     We have received from SVB various waivers of our non-compliance with the loan covenant requiring us to maintain a minimum level of tangible net worth. There is no assurance that SVB will continue to provide such waivers in the future. In the event that we are unable to remain in compliance with this covenant, we would have to repay any outstanding balance on the SVB loan, which could limit our ability to fund our working capital and growth objectives.

     We transferred our listing from the Nasdaq National Market to the Nasdaq SmallCap Market, which has less stringent listing requirements, as of February 4, 2003. As a result, we may find it more difficult to raise additional capital should the need arise in the future.

     In July 2003, we learned of a change in U.S. Medicare reimbursement for the imaging component of certain pathology tests. This change reduced, through the end of 2003, the payments (or reimbursements) that clinical laboratory customers receive from Medicare for certain pathology tests performed using automated imaging systems. The Centers for Medicare & Medicaid Services ("CMS") notified laboratories that they had made an NCCI edit for a specific image analysis procedural code retroactive to April 1 this year. CMS has also indicated that they would implement a new reimbursement ("CPT") code with a specific image analysis component beginning January 1, 2004 at a yet-to-be-announced reimbursement level. Although we are not yet able to quantify the impact of these changes on our clinical laboratory customers in the U.S., we believe that some clinical laboratory customers have deferred, and may continue to defer, decisions to purchase our Ariol(TM) systems until the new reimbursement level is determined.

Recent Accounting Pronouncements

     In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after December 15, 2003. We do not have any ownership in any variable interest entities as of September 30, 2003. We will apply the consolidation requirement of FIN 46 in future periods if we should own any interest in any variable interest entity.

     In November 2002, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of this standard had no material impact on our financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk Derivatives and Financial Instruments.

     For the nine months ended September 30, 2003, there were no material changes from the disclosures made in our Form 10-K for the year ended December 31, 2002. We maintain our funds as cash or cash equivalents, primarily in money market investments with a maturity of less than 90 days. We invested these funds at an average interest rate of 0.90% during the third quarter of 2003. These investments are not subject to interest rate risk.

Item 4. Disclosure Controls and Procedures.

     (a) Evaluation of disclosure controls and procedures. Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act") are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     (b) Changes in internal control over financial reporting. There were no significant changes in our internal control over financial reporting or in other factors during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits.

Exhibit No.                                     Description
10.47 Amendment to Loan Documents dated September 3, 2003 between Registrant and Silicon Valley Bank
31-1 Chief Executive Officer's Certification Pursuant to 15 U.S.C. Section 7241 31-2 Chief Financial Officer's Certification Pursuant to 15 U.S.C. Section 7241 32-1 Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32-2 Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002



          (b) Reports on Form 8-K

          On July 31, 2003, we filed a Current Report on Form 8-K which contained as an exhibit a copy of our press release announcing earnings for the second quarter of fiscal 2003.

                             APPLIED IMAGING CORP.


                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.



                              APPLIED IMAGING CORP.
                                  (Registrant)




Date: October 31, 2003        By: /S/ CARL HULL
                               --------------------------
                               Carl Hull
                               President and
                               Chief Executive Officer
                                       18


Date: October 31, 2003        By: /S/ BARRY HOTCHKIES
                               -------------------------
                               Barry Hotchkies
                               Executive Vice President, Chief Financial Officer