Form 10-K
period 2003-12-31
APPLIED IMAGING CORP
filed 2004-04-05
CIK 816066

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2003

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

Common Stock, $0.001 par value

(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the 90 days. Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12 b-2 of the Act). Yes  ☐    No  ☒.

The aggregate market value of voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on June 28, 2003 (which is the last business day of Registrant’s most recently completed second fiscal quarter), as reported on the Nasdaq Market, was approximately $30,480,000. The number of shares of Common Stock outstanding as of March 15, 2004: 15,962,173.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates information by reference from the Registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year.

This report, including all exhibits and attachments, contains 158 pages. The exhibit index is on pages 59 & 60.

This annual report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements relating to product developments and launches, sales growth, operating performance, the adequacy of our current capital resources and the timing of future capital requirements. Our actual results could differ materially from those predicted in the forward-looking statements as a result of risks and uncertainties including, but not limited to, those discussed in this annual report under “Item 1—Business, Additional Factors That Might Affect Future Results”, commencing on page 12. These risks and uncertainties include, but are not limited to, competition, medical device regulation, continued adverse changes in general economic conditions in the United States and internationally, adverse changes in the specific markets for our products, adverse changes in customer order patterns, ability to raise funding, ability to manage our growth, risks associated with a consolidating industry, and the delay or failure to develop and launch our products. You should not rely on these forward-looking statements, which reflect our position as of the date of this report. We are under no obligation to revise or update any forward-looking statements.

PART I

ITEM 1.	BUSINESS

The Company

Applied Imaging Corp. (“Applied Imaging”, the “Company”, “we” or “our”) was incorporated in California in July 1986, and reincorporated in Delaware in October 1996. In November 1996, we completed an initial public offering of common stock that was listed on the Nasdaq National Market under the symbol AICX. On February 4, 2003, the listing of our common stock was transferred to the Nasdaq SmallCap Market. We are headquartered in Santa Clara, California, and have facilities in the United Kingdom (“U.K.”). We are the world’s leading provider of automated instrument systems for cytogenetics, the analysis of chromosomes in cells. Our products are sold worldwide through a direct sales force, third-party distributors and independent sales representatives. We employ approximately 84 people worldwide.

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

The Company develops, manufactures, and markets automated genetic imaging systems for use in cytogenetic laboratories for cancer testing, prenatal testing and other genetic testing applications. We sell our products to government and private clinical laboratories, research institutions, universities, and pharmaceutical companies located in the United States (“U.S.”), Canada, Europe, Japan and other countries. We also market imaging systems designed for use in plant and animal genetic research programs. In addition, in 2000, we introduced and received clearance from the U.S. Food and Drug Administration (“FDA”) for a clinical system to assist in the detection of micrometastatic cancer cells in bone marrow. Micrometastic cancer cells are generally undetectable using routine cancer screening tests due to their rarity (low frequency of occurrence). This system and its research capabilities assists physicians in determining the initial staging of cancer cases, in detecting disease recurrence and in genetically characterizing cancer cells. This was the forerunner of our strategic thrust into the cancer pathology market with the MDS™ system.

In 2002, we released the Ariol™ system that is the second generation of the MDS™ System. The Ariol™ system is a high-throughput system designed to automate and standardize the analysis of immunohistochemistry

(“IHC”) and FISH test results in clinical laboratories. The Ariol™ system is designed to assist the pathologist and oncologist in their review of key breast cancer IHC tests. The system is also designed to detect micrometastatic cancer cells that may be found in bone marrow and other clinical samples.

In 2002, we also released the SPOT™ genetic analysis system, that combine with our Ariol™ and MDS™ systems to form the OncoPath™ series of systems. The SPOT™ system automatically detects and counts fluorescent-labeled DNA probe signals in cells. The system is designed for a range of applications, one of which is to assist in the detection of specific genetic abnormalities that identify which patients may respond to new molecularly targeted therapies. For example, the system is designed to automate the analysis of a fluorescent DNA probe assay that may be a factor in the selection of patients with chronic myelogenous leukemia to receive Novartis’ Gleevec® therapy.

In 2003, we applied for clearances from the FDA for three applications for the Ariol™ system—HER-2/neu immunohistochemistry, estrogen receptor (ER) and progesterone receptor (PR). These three applications were cleared by the FDA in the first quarter of 2004. We are developing data on additional uses and applications of the Ariol™ and SPOT™ systems that will be used to support our applications for additional clearances from the FDA for promotion of these applications with specific medical or diagnostic claims.

In 2003, we formed a Scientific Advisory Board to provide advice and direction in scientific research and product development for our OncoPath™ systems. The Board is comprised of academics and medical professionals representing a wide range of research and clinical interests in the field of cancer and pathology. As a result, we believe we have assembled a distinguished international membership with a deep understanding of clinical trends, which will be instrumental in identifying new applications for our OncoPath™ systems.

Also in 2003, we entered into several significant collaboration agreements. One agreement is with the Wellcome Trust Sanger Institute, a leading genomics research center based in the United Kingdom, to be its sole imaging development partner in the Atlas of Gene Expression project. We have the exclusive worldwide commercial rights to sell the various Ariol™ applications developed under the agreement. We also formed a clinical research imaging collaboration with the University of Texas M. D. Anderson Cancer Center, through which our Ariol™ and SPOT™ systems are used by the cancer center’s clinical research laboratories in ongoing research programs to more precisely characterize gene and protein expression patterns in a wide range of cancers. Additionally, we entered into a clinical research imaging collaboration with the Department of Anatomic Pathology at The Cleveland Clinic Foundation, through which our Ariol™ system is being used in its pathology research programs to more precisely characterize gene and protein expression patterns in a wide range of cancers

Our MDS™ system combines the ability to find targeted cancer cells using brightfield microscopy techniques, in which microscopes use white light to illuminate tissues and cells, with our decade-long experience in fluorescence microscopy imaging and analysis, in which narrow wavelengths of light are used to detect fluorescent tags that have been inserted into the cells or tissue sections being examined under a microscope. Taken together, these technologies allow us to analyze the proteins on or within a cell while simultaneously assessing which genes within that cell have been activated or expressed. Both protein and gene expression data are emerging as required parameters when assessing the precise nature of a given tumor or cancer cell. Gene and protein expression data are increasingly being used to select the most effective cancer therapies for individual patients.

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

In 2003, we released an update of the CytoVision® genetic analysis system. This new release provided our clinical laboratory customers with faster processing speed, additional functionality and improved productivity. It also addressed one of the major challenges in cytogenetics laboratories—maintaining efficiency, productivity and throughput in the face of an increasing workload and a decline in the number of qualified genetic technologists. Using CytoVision® to relieve this workload and increase case throughput, technologists can dedicate their time to do the skilled analyses for which they are trained. This latest version of CytoVision® also provided expanded functions to assist in the detection of fluorescent-labeled DNA probes in cells.

SPOT ™ System

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

Cancer Pathology: Testing

There are an increasing number of therapeutic products either being marketed or under development by the pharmaceutical industry that target specific abnormalities in genes or proteins found in cancer patients. Generally, these therapeutics require sophisticated diagnostic tests to determine which patients have a specific abnormality and would therefore be candidates for the therapy under consideration. This advance selection of patients is often required by the FDA before approval of a highly specific therapy. The necessary diagnostic tests are typically conducted on a tissue sample of the tumor and can utilize various staining techniques to detect a protein or gene of interest. These tests may require brightfield microscopy in order to interpret protein expression patterns or fluorescent microscopy to interpret DNA probe results. Interpretation and analysis of the tests can be conducted either manually through a microscope or with an instrument such as our Ariol™ systems that automates the imaging and interpretation of tissue-based pathology assays. The Ariol™ system provides the pathologist with the capability to automatically detect cells of interest in a tissue specimen and to precisely qualify the results of a wide range of tests.

The Ariol™ system offers a broad range of multiparametric analyses to aid pathologists in the interpretation of complex test results. We expect that the Ariol™ and the SPOT™ systems, and future variants of these systems may be the primary driver of our future sales growth. The Ariol™ system is designed to assist pathologists and researchers in their review of key breast cancer tests. These include immunohistochemistry (IHC) breast cancer tests that examine the following biological factors:

•	HER-2/neu

•	Ki-67—cell proliferation marker

•	estrogen receptor (ER)—tumor hormone receptor marker

•	progesterone receptor (PR)—tumor hormone receptor marker

•	p53—tumor suppressor oncogene

•	AE1/AE3—pan-cytokeratin antibody

•	nuclear IHC markers

•	cytoplasmic IHC markers.

In 2003, we applied for clearances from the FDA for three IHC applications for the Ariol™ system— HER-2/neu IHC, estrogen receptor (ER) and progesterone receptor (PR). These three applications were cleared by the FDA in the first quarter of 2004.

The other IHC applications discussed above are released to clinical and research sites for research use, pending application to the FDA for full clearance of the applications for routine clinical use. With regard to these uncleared cancer pathology applications, we have developed, or are developing, data on these uses and other applications of the Ariol™ system in various studies. However, until we submit and obtain clearances from the FDA, we cannot make medical or diagnostic claims for these applications.

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

Cancer Pathology: High Throughput Screening

In 2003, we entered into an agreement with the Wellcome Trust Sanger Institute, a leading genomics research center based in the United Kingdom, to be its sole imaging development partner in the Atlas of Gene Expression project. The goal of the Atlas of Gene Expression is to map human protein expression patterns at the cellular level. The majority of diseases, including cancers, involve an imbalance in protein expression. These can result from genomic abnormalities or from a variety of metabolic causes. The project will systematically map and compare protein expression in both normal and disease states, using recombinant antibodies to image and analyze tissue samples. The Atlas of Gene Expression may then be used to establish targets for diagnostic tests and therapies for various diseases. Under the agreement, we will undertake the development of proprietary applications for high throughput analysis of tissue samples using our Ariol™ system. We have the exclusive worldwide commercial rights to sell the various Ariol™ applications developed under the agreement, although no such applications have yet been developed for commercial sale.

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

Ariol ™ System

The Ariol™ system was introduced in 2002 and is the second generation of the MDS™ system. It is a high-throughput system designed to automate and standardize the analysis of IHC and FISH test results in clinical laboratories. The Ariol™ system was designed to assist the pathologist and oncologist in their review of breast cancer tests. It is expected that additional applications, including automated FISH analysis for DNA probes, will be released in 2004, subject to appropriate FDA clearances regarding their promotion. The release of the application for the automated FISH analysis for DNA probes was delayed from 2003 to 2004 due to the re-prioritizing of our research and development efforts to other applications, including our work with the Sanger Institute. The Ariol™ system is also designed to detect micrometastatic cancer cells that may be found in bone marrow and other clinical samples.

Cancer Detection Reagents

We have obtained an exclusive option from StemCell Technologies, Inc. (“STI”) for a technology that may allow for the detection of circulating tumor cells in peripheral blood samples. The option from STI has an initial term of five years, beginning on July 2, 2001. We maintain exclusivity on the technology through minimum purchases of the product amounting to $141,000 in the first year of the agreement, increasing to $360,000 in the last three years of the agreement. We met the minimum purchase requirements in the first two years of the agreement. We initiated pre-clinical trials of this technology, in conjunction with our MDS™ system, during 2001 and these trials were completed in 2002. We are continuing to evaluate the results of these trials and, and if funding is available, we plan to develop a consumable reagent kit that will be used to isolate circulating tumor cells. We are evaluating licensing options, as well as strategic and product distribution relationships with companies offering specialized clinical and research reagents targeted at the cancer research market that we are pursuing for OncoPath™ placements.

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

Sales, Marketing and Distribution

We currently sell our image analysis products to government and private clinical laboratories, hospital laboratories, research institutions, universities and pharmaceutical companies. In North America, we sell our products directly to end-users. As of March 15, 2004, the North American sales team is comprised of 17 sales and application support specialists. Outside of North America, we sell our products either directly, through independent distributors, or through local agents who are remunerated on a commission basis. We manage our international sales and distribution activities from Applied Imaging International Ltd., a wholly owned subsidiary located in the United Kingdom. As of March 15, 2004, the international sales team is comprised of 15 sales and application support professionals, based in the United Kingdom, France, Israel and Germany. Our primary distributors are located in France, China, Italy, Japan, South Korea and Spain. A partner of our primary distributor in Spain, Olympus Tecnicas, is also an investor in our company.

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

Manufacturing

We assemble and test components and subassemblies made by outside vendors to our specifications and manufacture only when we believe significant value can be added. We order components and subassemblies to forecast and assemble specific configurations on receipt of firm orders. Our investigational and clinical products are subject to regulation by the FDA and all products are subject to regulation by U.S. government export controls, primarily as they relate to the associated personal computers.

Under current law, if we manufacture finished devices in the U.S., we will be required to comply with the FDA’s Quality System Regulation and the State of California’s current Good Manufacturing Practice (“GMP”) regulations. In addition, the FDA and/or the California authorities may inspect our manufacturing facilities on a regular basis to determine such compliance. Our facilities in Newcastle, England and Santa Clara, California have successfully completed periodic third-party audits that resulted in certification under ISO 13485 guidelines for medical device companies. Our ISO certification is specifically for the design, manufacture, installation and support of cancer and genetic testing equipment.

Research and Development

Our research and development efforts include various research, product development, clinical evaluation and testing, quality assurance, regulatory and process development activities. The current focus of our research and development efforts is the continued enhancement of the OncoPath™ systems, including new applications. Other research and development efforts include collaborating with outside investigators and other companies to develop new cancer testing applications for the micrometastasis platform. Our future research and development efforts are expected to include development of additional applications of our current cytogenetic products, additional applications for the Ariol™ system and novel, high-throughput scanning platforms for tissue analysis.

In 2003, we formed a Scientific Advisory Board to provide advice and direction in scientific research and product development for our OncoPath™ systems. The Board is comprised of academics and medical professionals representing a wide range of research and clinical interests in the field of cancer and pathology. As a result, we believe we have assembled a distinguished international membership with a deep understanding of clinical trends, which will be instrumental in identifying new applications for our OncoPath™ systems.

Also in 2003, we entered into an agreement with the Wellcome Trust Sanger Institute, a leading genomics research center based in the United Kingdom, to be its sole imaging development partner in the Atlas of Gene Expression project. The goal of the Atlas of Gene Expression is to map human protein expression patterns at the cellular level. The majority of diseases, including cancers, involve an imbalance in protein expression. These can result from genomic abnormalities or from a variety of metabolic causes. The project will systematically map and compare protein expression in both normal and disease states, using recombinant antibodies to image and analyze tissue samples. The Atlas of Gene Expression may then be used to establish targets for diagnostic tests and therapies for various diseases. Under the agreement, we will undertake the development of proprietary applications for high throughput analysis of tissue samples using our Ariol™ system. We have the exclusive worldwide commercial rights to sell the various Ariol™ applications developed under the agreement.

In January 2002, we placed our first application, in alpha prototype, which will automatically image and interpret the results of tissue microarray studies on our MDS™ system with one of our collaborators. Tissue microarray technology is entering widespread use as the most efficient method for rapidly testing large numbers of gene and protein targets in tissues for pharmaceutical development and basic research purposes. We expect to continue development of this technology in 2004 using the Ariol™ system.

We have obtained an exclusive option from StemCell Technologies, Inc. (“STI”) for a technology that may allow for the detection of circulating tumor cells in peripheral blood samples. The option from STI has an initial term of five years, beginning on July 2, 2001. We maintain exclusivity on the technology through minimum purchases of the product amounting to $141,000 in the first year of the agreement, increasing to $360,000 in the last three years of the agreement. We met the minimum purchase requirements in the first two years of the agreement. We initiated pre-clinical trials of this technology, in conjunction with our MDS™ system, during 2001 and these trials were completed in 2002. We are continuing to evaluate the results of these trials and, and if funding is available, we plan to develop a consumable reagent kit that will be used to isolate circulating tumor cells. We are evaluating licensing options, as well as strategic and product distribution relationships with companies offering specialized clinical and research reagents targeted at the cancer research market that we are pursuing for OncoPath™ placements.

In August 2001, we entered into a strategic alliance with DAKO Corporation, a fully integrated, global provider of cancer diagnostic and research products for pathology and oncology, for the development and marketing of image analysis applications for IHC and genetic probe assays. The agreement with DAKO has an initial term of three years and automatically renews after that for additional one-year terms unless cancelled by us or DAKO with 90-days notice. Any MDS™ imaging analysis applications developed for use with DAKO assays will require FDA approval before we can market them for routine clinical use. However, the applications may be marketed and used by laboratories subject to the laboratories’ internal validation of the applications and appropriate labeling of the application by us. There was limited activity under this agreement in 2003 and we do not expect significant activity in 2004, as both DAKO and we were focused on other priorities.

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

The market for the Ariol™ system in cancer pathology is new and under development. Our primary competitors in this market are ChromaVision Medical Systems, Inc. and Metasystems. We believe our systems’ ability to analyze both proteins and genes in cells distinguishes us from most competition.

Government Regulation

The testing, manufacturing, labeling, distribution, sales, and marketing of our products are subject to government regulation in the U.S. and in other countries. We believe that our future success will be significantly dependent upon commercial sales of our OncoPath™ systems, consisting of our MDS™, Ariol™ and SPOT™ systems. These systems are currently used for a number of applications. Before we can promote these systems for specific applications in the U.S., we will need to obtain FDA clearances. We have 510(k) clearance for our Ariol™, MDS™, CytoVision® and PowerGene® systems in the U.S. We also have obtained FDA clearance from the FDA to market the MDS™ for in vitro diagnostic use as an aid to pathologists in the detection and classification of specific rare cancer cells based on size, shape intensity of staining patterns and other factors. In the U.S., our products are also subject to regulation in the State of California whose requirements in this area include registration with the state and compliance with state GMP regulations.

In March 2003, we received a warning letter from the FDA regarding our promotional material for specific applications on the Ariol™ system. The letter required us to modify our promotional practices for specific applications of the Ariol™ system until we obtain any required FDA clearances. We responded to the FDA’s letter and subsequently received a letter from the FDA, dated June 16, 2003, concluding that our response appeared to be adequate in order to ensure compliance with the Federal Food, Drug, and Cosmetic Act as it relates to marketing the Ariol™ system.

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

Employees

As of March 15, 2004, we employed a total of 84 people, including 22 in research and development, 8 in manufacturing, 46 in sales, marketing and customer service and 8 in finance and administration. As of March 15, 2004, 52 of our employees were based in the U.S., 28 in the United Kingdom, 2 in France, 1 in Germany, and 1 in Israel. We are not subject to any collective bargaining agreements and we believe that our relationship with our employees is good.

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

We have not been profitable on a fiscal year basis since our inception in 1986. We incurred net losses of $2,132,000 and $495,000 in 2003 and 2002, respectively. As of December 31, 2003, we had an accumulated deficit of $44.6 million. We will continue to incur significant costs as we continue our efforts to develop and market our current systems and related applications. If we do achieve profitability in any period, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

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

We have experienced significant fluctuations in our quarterly operating results, and we expect to continue to experience fluctuations in the future. Our customers, who are primarily public and private clinical laboratories, research organizations and hospitals, generally operate on annual budgets. Their budgeting cycles and spending practices affect our revenues. Factors that may have an influence on our operating results in any particular quarter include:

•	demand for our products,

•	seasonality of our sales,

•	new product introductions by us or our competitors, and the costs and time required for a transition to the new products,

•	delays in the timing of introduction of new products, systems or applications due to longer research and development cycles than anticipated,

•	changes in the amount of reimbursement to our customers by insurance companies and other third parties for tests conducted on our systems,

•	timing of orders and shipments for capital equipment sales,

•	our mix of sales between our distributors and our direct sales force,

•	competition, including pricing pressures,

•	timing and amount of research and development expenses, including clinical and pre-clinical trial-related expenditures,

•	foreign currency fluctuations, and

•	delays between our incurrence of expenses to develop new products, including expenses related to marketing and service capabilities, and the timing of sales and payments received for the new products.

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

Our operating and capital expenditures are difficult to predict and can depend on a number of factors that are not entirely within our control.

The exact timing and amount of our operating and capital spending cannot be accurately determined and will depend on several factors, including:

•	progress of our research and development efforts and planned clinical investigations,

•	competing technological and market developments,

•	commercialization of products currently under development by us and our competitors,

•	market acceptance and demand for our products, and,

•	need to defend the Company from the Chromavision patent infringement law suit.

We have expended and will continue to expend substantial amounts of money for research and development, preclinical testing, clinical investigations, working capital needs and manufacturing and marketing of our products. Our future research and development efforts, in particular, are expected to include development of additional applications for our current cytogenetic and OncoPath™ systems, which will likely require additional funds.

If we do not achieve our projected revenue targets or costs are higher than projected, we may incur negative cash flow from operations during 2004.

Within the next year, we may have to raise additional funds to continue operations as currently conducted, or sell the Company. The terms of either transaction may not be favorable to our stockholders.

Within the next year we may have to raise additional funds through the issuance of equity or debt securities, or a combination thereof, in the public or private markets in order to continue operations, or sell the company.

Additional financing and merger opportunities may not be available, or if available, may not be on favorable terms. The availability of financing or merger opportunities will depend, in part, on market conditions, which have been depressed as of late. Any future equity financing would result in substantial dilution to our stockholders. If we raise additional funds by issuing debt, we may be subject to limitations on our operations, through debt covenants or other restrictions. If adequate and acceptable financing is not available, we may have to delay development or commercialization of certain of our products or license to third parties the rights to commercialize certain of our products or technologies that we would otherwise seek to commercialize. We may also reduce our marketing, customer support or other resources devoted to our products. Any of these options could reduce our sales growth and result in continued net losses.

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

We may need to seek additional regulatory approval for clearances if we modify existing products or intend to market other products under development and cannot be certain that we would obtain 510(k) clearance or premarket approval in a timely manner or at all. If the FDA requires us to seek 510(k) clearance or premarket approval for any modification to a previously cleared product, we also may be required to cease marketing or recall the modified device until we obtain such clearance or approval. Delays in obtaining clearances or approvals will adversely affect our ability to market and sell our products and may subject us to significant regulatory fines or penalties, which would result in a decline in revenue and profitability. . We have in the past received, and may in the future receive, warning letters from the FDA related to improper promotion of an unapproved use of our products. As a result of such warning letters, the FDA could request that we modify our promotional materials or could subject us to regulatory enforcement actions, including injunction, seizure, civil fine and criminal penalty.

Intellectual property litigation, such as the current lawsuit with ChromaVision Medical Systems, may be costly, lead to payment of substantial damages or royalties and/or prevent us from manufacturing and selling our current and future products.

The medical diagnostic equipment industry, in general, is extremely competitive. Litigation among the participants regarding patent and other intellectual property rights is common. For example, in February 2004, we were sued by ChromaVision Medical Systems, Inc. The lawsuit claims that our Ariol™ system infringes on three ChromaVision patents. ChromaVision is seeking damages, as well as an injunction barring us from, among other things, making, using, or selling any device in the United States that uses ChromaVision’s patented technology. Whether or not the litigation has merit, it is likely to be time consuming and expensive for us and divert the attention of our technical and management personnel from other work. We may be involved in other litigation to defend against claims of infringement, to enforce our patent rights or to protect our trade secrets. If any other party’s claims are upheld in any litigation or administrative proceeding, we could be prevented from exploiting the subject matter of those claims or forced to obtain licenses from the patent owners or to redesign our products or processes to avoid infringement. In the event of any infringement by us, we cannot assure you that we will be able to successfully redesign our products or processes to avoid infringement. Accordingly, an adverse determination in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent us from manufacturing and selling our products and could require us to pay substantial damages and/or royalties and/or prevent us from manufacturing and selling our current and future products.

In 2003, we transferred our stock listing from the Nasdaq National Market to the Nasdaq SmallCap Market, which could adversely affect our ability to raise capital.

We transferred our stock listing from the Nasdaq National Market to the less followed Nasdaq SmallCap Market as of February 4, 2003 in order to meet the less stringent Nasdaq SmallCap listing requirements. This stock listings transfer could adversely affect the liquidity and price of our stock since the Nasdaq SmallCap Market is less followed by investors than the Nasdaq National Market. As a result, there may be less demand for our stock by investors and we may be unable to raise sufficient capital to fund our operations.

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

Our manufacturing processes and those of our suppliers are required to comply with the FDA’s Quality System Regulation, or QSR, which covers the procedures and documentation of the design, testing, production, control, quality assurance, labeling, packaging, storage and shipping of our products. The FDA enforces the QSR through inspections. We were subject to a QSR inspection in December 2001 and May 2003, as a result of which, the FDA made observations to which we responded. Following our response, the FDA informed us that it did not intend to take further action. We may be inspected in the future and we cannot assure you that we would pass any future inspections. If we fail a QSR inspection, our operations could be disrupted and our manufacturing delayed. Failure to take adequate corrective action in response to a QSR inspection could force a shutdown of our manufacturing operations and a recall of our products, which would cause our product sales and profitability to suffer.

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

We have significant international operations based in the United Kingdom. As of March 15, 2004, approximately 32 employees, constituting approximately 38% of the total number of our employees, were based outside of the U.S. We generate a substantial portion of our revenues from outside of the U.S. In 2003 and 2002, we derived approximately 48% and 38% of our total revenues, respectively, from our customers and distributors outside of the U.S. We expect that international sales will continue to account for a significant portion of our revenues.

The international nature of our business subjects us and our representatives, agents and distributors to laws and regulations of the jurisdictions in which we operate and sell our products. Changes in overseas economic conditions, currency exchange rates, foreign tax laws or tariffs or other trade regulations could have an adverse effect on our financial condition or results of operations. For example, most of our international sales are denominated in U.S. dollars, U.K. pounds sterling or Euros. We do not attempt to reduce the risk of currency fluctuations by hedging. Currency fluctuations against the U.S. dollar could substantially reduce our U.S. dollar revenue or increase our costs. Changes in currency exchange rates could also make the products of our competitors less expensive than ours, which could result in our customers purchasing our competitors’ products instead of ours.

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

Our future success depends in significant part upon the continued service of key scientific, technical and management personnel, and our continuing ability to attract and retain highly qualified scientific, technical and managerial personnel. Competition for these personnel is intense, and we cannot assure you that we can retain our key scientific, technical and managerial personnel or that we can attract or retain other highly qualified scientific, technical and managerial personnel in the future. Our key employees include Carl Hull, our Chief Executive Officer, Robin Stracey, our President and Chief Operating Officer, Barry Hotchkies, our Chief Financial Officer, Padraig O’Kelly, our Vice President-Operations and Diane Oates, our Vice President-Regulatory Affairs and Quality Assurance.

We have taken steps to retain our key employees, including the granting of stock options that vest over time, and we have entered into employment agreements with key employees. The loss of key personnel, especially if without advance notice, or the inability to hire or retain qualified personnel, could harm our ability to maintain and build our business operations. Furthermore, we have no key man life insurance on any of our key employees.

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

Some of our stockholders, including some executive officers and directors and their affiliates, own over 30% of our outstanding common stock. These stockholders will, to the extent they act together, have the ability to exert significant influence and control over matters requiring the approval of our stockholders. Their interests may be different from yours. Matters that typically require stockholder approval include: (i) election of directors; (ii) approval of a merger or consolidation; and (iii) approval of a sale of all or substantially all of our assets. Accordingly, you may not be able to influence any action we take or consider taking, even if it requires a stockholder vote.

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

The market prices for securities, generally, and for medical diagnostic instrument companies, in particular, including our common stock, have historically been highly volatile. Investment in our common stock is risky, and you could lose all or part of your investment. Many factors could cause the market price of our stock to fluctuate, perhaps substantially, including the announcement of:

•	technological innovations or new products,

•	developments concerning proprietary rights, including patents and litigation matters,

•	publicity regarding actual or potential results with respect to products under development,

•	regulatory developments in the U.S. or other countries,

•	changes or potential changes in reimbursement rates to our customers,

•	developments in relationships with partners or distributors,

•	public concern as to the safety of new technologies, or

•	changes in financial estimates by securities analysts or our failure to meet those estimates.

In addition, changes in our operating results may cause the market price of our common stock to fluctuate.

Any future sale of a substantial number of shares eligible for resale could depress the trading price of our stock, lower our value and make it more difficult for us to raise capital.

According to Forms 4, 13D and 13G filed by our stockholders, approximately 4,069,000 shares of our common stock and warrants (representing approximately 25% of the total shares outstanding) are held by affiliates and are therefore subject to volume limitations pursuant to Rule 144. In the event any of such stockholders ceases to be an affiliate (for example, by holding less than 10% of the shares outstanding), (i) certain of the shares held by such stockholder will be eligible for immediate resale in the public market and (ii) pursuant to Rule 144(k), certain of such shares will no longer be subject to the manner of sale and volume limitations of Rule 144 and will be eligible for resale in the public market after 90 days from the date such stockholder ceases to be an affiliate. Any sale of a substantial number of shares may have the effect of depressing the trading price of our common stock. In addition, these sales could lower our value and make it more difficult for us to raise capital.

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

Our corporate headquarters are located in an approximately 14,000 square foot facility in Santa Clara, California, under a lease, which terminates on August 31, 2004. We have signed a new lease for 23,400 square feet of office space in San Jose, California with an estimated occupancy date of May 1, 2004 and termination date of April 30, 2009. We have the right to extend the lease in San Jose for an additional five years. In the United Kingdom, we lease an approximately 10,000 square foot facility in Newcastle under a lease that terminates in July 2008. We also lease approximately 4,400 square feet in League City, Texas that we are in the process of closing. This lease expires on October 31, 2006. We have not been able to sub-lease our League City, Texas office due to poor market conditions in the Houston area.

ITEM 3.	LEGAL PROCEEDINGS

On February 24, 2004 we received notice of a lawsuit alleging patent infringement filed against the Company by ChromaVision Medical Systems, Inc. The lawsuit claims that our Ariol™ system willfully infringes on three ChromaVision patents. ChromaVision is seeking unspecified damages, as well as an injunction barring us from, among other things, making, using, or selling any device in the United States that uses ChromaVision’s patented technology. We are in the process of evaluating the specific claims made by ChromaVision. We believe that we have meritorious defenses to the claims in this action; however, the results of the proceeding are uncertain and there can be no assurance to that effect.

We are not party to any other material legal proceedings.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s common stock traded on the The Nasdaq SmallCap Market from February 4, 2003 and on The Nasdaq National Market during 2002 and through February 3, 2003 under the symbol “AICX.” The following table sets forth the range of the high and low sale prices by quarter as reported on the Nasdaq National Market for the periods indicated.

	High	Low
2003
First Quarter	$2.28	$0.80
Second Quarter	1.95	0.86
Third Quarter	1.68	1.10
Fourth Quarter	1.60	1.19

2002
First Quarter	2.79	1.67
Second Quarter	3.09	2.05
Third Quarter	3.00	1.78
Fourth Quarter	2.37	1.45

As of March 26, 2004, the number of common stockholders of record was 114, and the number of beneficial stockholders exceeded 2,000. The Company currently intends to retain any earnings for use in its business and has not in the past, nor does it anticipate paying in the foreseeable future any cash dividends.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with the Company’s audited consolidated financial statements and related notes thereto and with Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are included elsewhere in this Form 10-K. The consolidated statement of operations data for the years ended December 31, 2003, 2002 and 2001 and the consolidated balance sheet data at December 31, 2003 and 2002 are derived from, and are qualified by reference to, the consolidated financial statements that are included elsewhere in this document. The consolidated statement of operations data for the years ended December 31, 2000 and 1999 and the consolidated balance sheet data at December 31, 2001, 2000 and 1999 are derived from consolidated financial statements that are not included in this Form 10-K.

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues:
System sales	$14,966	$16,454	$13,704	$13,037	$11,533
Software maintenance, service and grant revenues	5,227	4,780	4,583	3,652	2,655

Total revenues	20,193	21,234	18,287	16,689	14,188
Cost of revenues	8,835	8,271	7,669	7,564	6,744

Gross profit	11,358	12,963	10,618	9,125	7,444

Operating expenses:
Research and development	3,689	3,416	3,900	3,525	4,299
Sales and marketing	7,268	7,191	7,457	6,409	5,232
General and administrative	2,539	2,567	2,662	2,964	3,138
Amortization of goodwill	—	—	306	280	124
Restructuring costs	—	220	—	—	818

Total operating expenses	13,496	13,394	14,325	13,178	13,611

Operating loss	(2,138)	(431)	(3,707)	(4,053)	(6,167)
Other income (expense), net	6	(64)	(18)	(140)	158

Net loss	$(2,132)	$(495)	$(3,725)	$(4,193)	$(6,009)

Net loss per share—basic and diluted	$(0.13)	$(0.03)	$(0.25)	$(0.31)	$(0.50)

Weighted-average shares used to calculate basic and diluted net loss per share	15,944	15,817	15,191	13,594	11,930

	December 31,
	2003	2002	2001	2000	1999
	(In thousands)
Balance Sheet Data:
Cash, cash equivalents, restricted cash and short-term investments	$2,225	$3,053	$3,435	$7,012	$8,406
Working capital	1,571	3,267	2,841	6,505	7,132
Total assets	13,415	15,696	13,877	19,442	19,744
Bank debt, less current portion	—	—	—	500	1,167
Deferred revenue, non-current	467	333	396	345	518
Non-current of notes payable	—	—	—	—	250
Capital lease obligation, net of current portion	—	—	—	9	37
Accumulated deficit	(44,558)	(42,426)	(41,931)	(38,206)	(34,013)
Total stockholders’ equity	4,298	6,374	5,866	9,483	8,612

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information in this Item 7 contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of risks and uncertainties, including, but not limited to, those discussed under Item 1 in this document, including “Additional Factors That Might Affect Future Results,” and those discussed in other reports filed with the Securities and Exchange Commission. You should not rely on these forward-looking statements, which reflect our position as of the date of this report. We are under no obligation to revise or update any forward-looking statements.

Overview

The Company was founded in 1986 and develops, manufactures, and markets automated genetic imaging systems for use in cytogenetic laboratories for cancer testing, prenatal testing and other genetic testing applications. We sell our products to government and private clinical laboratories, research institutions, universities, and pharmaceutical companies located in the United States, Canada, Europe, Japan and other countries. We also market imaging systems designed for use in plant and animal genetic research programs. In addition, we have received FDA clearances for a clinical system to assist in the detection of micrometastatic cancer cells in bone marrow and to analyze protein expression patterns in tumors. This system and its research capabilities assists physicians in determining the initial staging of cancer cases, in detecting disease recurrence and in genetically characterizing cancer cells.

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

In 2002, we released the Ariol™ system that is the second generation of the MDS™ System. The Ariol™ system is a high-throughput system designed to automate and standardize the analysis of immunohistochemistry (“IHC”) and FISH test results in clinical laboratories. The Ariol™ system is designed to assist the pathologist and oncologist in their review of key breast cancer IHC tests. The system is also designed to detect micrometastatic cancer cells that may be found in bone marrow and other clinical samples.

In 2002, we also released the SPOT™ genetic analysis system, that combine with our Ariol™ and MDS™ systems to form the OncoPath™ series of systems. The SPOT™ system automatically detects and counts fluorescent-labeled DNA probe signals in cells. The system is designed for a range of applications, one of which is to assist in the detection of specific genetic abnormalities that identify which patients may respond to new molecularly targeted therapies. For example, the system is designed to automate the analysis of a fluorescent DNA probe assay that may be a factor in the selection of patients with chronic myelogenous leukemia to receive Novartis’ Gleevec™ therapy.

In 2003, we applied for clearances from the FDA for three applications for the Ariol™ system—HER-2/neu immunohistochemistry, estrogen receptor (ER) and progesterone receptor (PR). These three applications were cleared by the FDA in the first quarter of 2004. We are developing data on additional uses and applications of the

Ariol™ and SPOT™ systems that will be used to support our applications for additional clearances from the FDA for promotion of these applications with specific medical or diagnostic claims.

In 2003, we formed a Scientific Advisory Board to provide advice and direction in scientific research and product development for our OncoPath™ systems. The Board is comprised of academics and medical professionals representing a wide range of research and clinical interests in the field of cancer and pathology. As a result, we believe we have assembled a distinguished international membership with a deep understanding of clinical trends, which will be instrumental in identifying new applications for our OncoPath™ systems.

Also in 2003, we entered into several significant collaboration agreements. One agreement is with the Wellcome Trust Sanger Institute, a leading genomics research center based in the United Kingdom, to be its sole imaging development partner in the Atlas of Gene Expression project. We have the exclusive worldwide commercial rights to sell the various Ariol™ applications developed under the agreement. We also formed a clinical research imaging collaboration with the University of Texas M. D. Anderson Cancer Center, through which our Ariol™ and SPOT™ systems are used by the cancer center’s clinical research laboratories in ongoing research programs to more precisely characterize gene and protein expression patterns in a wide range of cancers. Additionally, we entered into a clinical research imaging collaboration with the Department of Anatomic Pathology at The Cleveland Clinic Foundation, through which our Ariol™ system is being used in its pathology research programs to more precisely characterize gene and protein expression patterns in a wide range of cancers

Our MDS™ system combines the ability to find targeted cancer cells using brightfield microscopy techniques, in which microscopes use white light to illuminate tissues and cells, with our decade-long experience in fluorescence microscopy imaging and analysis, in which narrow wavelengths of light are used to detect fluorescent tags that have been inserted into the cells or tissue sections being examined under a microscope. Taken together, these technologies allow us to analyze the proteins on or within a cell while simultaneously assessing which genes within that cell have been activated or expressed. Both protein and gene expression data are emerging as required parameters when assessing the precise nature of a given tumor or cancer cell. Gene and protein expression data are increasingly being used to select the most effective cancer therapies for individual patients.

Our operating results have fluctuated significantly in the past on an annual and quarterly basis. We expect that operating results will fluctuate significantly from quarter to quarter and year to year in the future and will depend on a number of factors. These factors include, but are not limited to, demand for our products, release and acceptance of new systems and new applications, timing of capital equipment orders and shipments, competition and its related pricing pressures, litigation and potential litigation, and seasonal factors, many of which are outside of our control.

Results of Operations

Fiscal 2003 Compared With Fiscal 2002

Revenues. Revenues include sales of systems, software maintenance, service contract and grant revenues. Revenues decreased to $20.2 million in 2003 from $21.2 million in 2002, a decrease of 5%. This reflected a revenue decrease of 20% in North America and an increase of 21% in the rest of the world. The decrease in revenues in North America was due primarily to slower than projected conversion of customers using older generation systems to our newest CytoVision™ systems. The growth experienced in the rest of the world was due primarily to growth in our OncoPath™ products. For 2003 and 2002 revenues derived outside of North America were approximately 48% and 38% of total revenues, respectively, reflecting the sales growth in the rest of the world during 2003 and the decrease in the North American sales previously discussed. We expect that our OncoPath™ systems may be the primary driver of our future sales growth in North America and rest of the world markets.

Sales of systems were $15.0 million in 2003, a decrease of 9% from $16.5 million in 2002, primarily due to the sales decrease in North American markets discussed previously.

Software maintenance, service contract and grant revenues increased by 9% to $5.2 million in 2003 from $4.8 million in 2002, primarily due to grant proceeds of $309,000 in 2003 compared to zero in 2002. Grant revenues fluctuate based on the completion of programs, with revenues being recognized as the work is performed.

Cost of Revenues. Cost of revenues includes direct material and labor costs, manufacturing overhead, warranty-related expenses and post-warranty service and application support expenses. Cost of revenues as a percentage of revenues was 44% in 2003 compared to 39% in 2002. The higher costs as a percent of revenues are due primarily to the sale of a number of our Ariol™ systems during 2003 at a lower gross margin percent for market development purposes. Cost of system revenues increased from $6.2 million in 2002 to $6.5 million in 2003 (or by 5%) and as a percentage of revenues increased from 38% in 2002 to 43% in 2003 due primarily to the sale of a number of our Ariol™ systems during 2003 at a lower gross margin percent for market development purposes. Cost of service contract, software maintenance and grant revenues increased from $2.1 million in 2002 to $2.3 million in 2003 (or by 13%) and as a percentage of revenues from 43% in 2002 to 45% in 2003, due primarily to the unfavorable effect of translating United Kingdom service and support expenses from local currency to the U.S. dollar ($140,000) and higher personnel related expenses in the U.S. ($80,000). Grant revenues did not have a significant impact on cost of revenues in either 2003 or 2002.

Research and Development Expenses. Research and development (R&D) expenses increased from $3.4 million in 2002 to $3.7 million in 2003, or by 8% due primarily to the unfavorable impact ($132,000) of the weakening of the U.S. dollar on our U.K.-based R&D expense and $60,000 in costs associated with hiring additional research staff. R&D costs were 18% of total revenues in 2003 compared to 16% of total revenues in 2002. R&D expenses are expected to increase in line with inflation in 2004.

Sales and Marketing Expenses. Sales and marketing expenses increased to $7.3 million in 2003 from $7.2 million in 2002, or by 1%. The slight increase in sales and marketing expenses in 2003 was due primarily to the unfavorable impact ($276,000) of the weakening of the U.S. dollar on our U.K.-based sales and marketing expenses, and increased marketing expenses ($89,000) that were offset by reduced personnel expenses in the U.S. ($323,000). Sales and marketing expenses as a percentage of total revenues were 36% in 2003 and 34% in 2002, reflecting the decrease in revenues discussed earlier. Sales and marketing expenses are expected to increase in line with revenue growth in 2004.

General and Administrative Expenses. General and administrative expenses decreased to $2.5 million in 2003 from $2.6 million in 2002, a decrease of 1%. As a percentage of revenue, general and administrative costs were 13% of total revenues in 2003 compared to 12% of total revenues in 2002, reflecting the decrease in revenues discussed earlier. General and administrative expenses are expected to increase in line with inflation in 2004.

Restructuring Costs. Restructuring costs amounted to $220,000 in 2002 with no such costs in 2003. In January 2002, we instituted a series of actions to rationalize our operations to provide a lower operating cost while increasing efficiencies. We are closing our League City, Texas office and have consolidated our manufacturing and engineering facilities. We recorded a restructuring charge of $220,000 in 2002 that was due to the costs of terminating 12 employees ($130,000 – five employees in engineering, three in manufacturing, two in administration and two in sales and support) and closing the League City, Texas office ($90,000.)

Other Income (Expense), Net. The increase in other income (expense) from an expense of $64,000 in 2002 to an income of $6,000 in 2003 was due primarily to an increase of $64,000 of foreign currency gains incurred in the translation of various balance sheet items from foreign currencies into the U.S. from gains of $27,000 in 2002 to $91,000 in 2003 .

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

Restructuring Costs. Restructuring costs amounted to $220,000 in 2002 with no such costs in 2001. In January 2002, we instituted a series of actions to rationalize our operations to provide a lower operating cost while increasing efficiencies. We are closing our League City, Texas office and have consolidated our manufacturing and engineering facilities. We recorded a restructuring charge of $220,000 in 2002 that was due to the costs of terminating 12 employees ($130,000—five employees in engineering, three in manufacturing, two in administration and two in sales and support) and closing the League City, Texas office ($90,000.)

Other Income (Expense), Net. The increase in other expense from $18,000 in 2001 to $64,000 in 2002 was due primarily to the increase in net interest expense from $10,000 in 2001 to $87,000 in 2002 reflecting an increase in our borrowings that were $1.7 million at the end of 2001 compared to $2.2 million at the end of 2002.

Liquidity and Capital Resources

As of December 31, 2003, we had cash, cash equivalents and restricted cash of $2.2 million compared to $3.1 million at December 31, 2002. We maintain our cash equivalents in securities with maturities of 90 days or less. Restricted cash, which collateralizes various credit and bank guarantees in the United Kingdom, amounted to $178,000 at December 31, 2003 compared to $156,000 at December 31, 2002. The reduction in cash and cash equivalents in 2003 was due primarily to a reduction in borrowings ($447,000) and purchases of property and equipment ($411,000). Working capital amounted to $1.6 million at December 31, 2003 compared to $3.3 million at December 31, 2002.

Cash used in operations for the year ended December 31, 2003 was $70,000 compared to $1.1 million for 2002. The $1.0 million decrease in cash used in operations was primarily due to decreased requirements for accounts receivables of $2.5 million (a decrease of $858,000 in 2003 versus an increase of $1.7 million in 2002) and for inventories of $1.4 million (a decrease of $665,000 in 2003 versus an increase of $697,000 in 2002), reflecting decreased sales and a focus on controlling both items in 2003. These were partially offset by a $1.6 million increase in the operating loss for the year, discussed above, and a $1.5 million decrease in accounts payable (a decrease of $881,000 in 2003 compared to an increase of $614,000 in 2002). The increase in deferred revenue is due primarily to sales of $0.5 million in the fourth quarter that were deferred to 2004 for revenue recognition purposes pending the establishment of fair value for certain applications that were included in the sales and that were under development at the end of the quarter.

Trade accounts receivable as a percent of fourth quarter sales were 124% in 2003 compared to 130% in 2002. This strong relationship between year-end receivables and last quarter sales is primarily due to the fact that most of our sales occur late in the quarter as is typical of capital equipment businesses. Although our payment terms are net 30 days, our customers, specifically government, university, Japanese, Chinese and European customers tend to take longer to pay their receivable balances. We do not experience significant collection issues with our accounts, but many of our customers take longer than the stated 30-day payment period. At December 31, 2003, approximately 18% of the receivables were outstanding for greater than 90 days and at December 31, 2002, approximately 33% were older than 90 days.

Cash used in investing activities was $367,000 in 2003 compared to $86,000 in 2002. This change was primarily due to a decrease in our short-term investments of $650,000 in 2002 versus no proceeds from sales or maturities in 2003. This was partially offset by a decrease in the amount we invested for purchases of capital equipment to $411,000 in 2003 compared to $710,000 in 2002.

Cash used in financing activities was $413,000 in 2003 compared to cash provided by financing activities of $1.6 million in 2002. We received $56,000 from the issuance of common stock in 2003 (from the exercise of employee stock options) compared to $1.0 million in 2002 primarily from a private placement of our common stock in January, 2002. Bank debt decreased by $447,000 in 2003, in line with reduced U.S. accounts receivables, compared to an increase of $488,000 in 2002 to fund our working capital requirements.

Fiscal 2002 Compared With Fiscal 2001

As of December 31, 2002, we had cash, cash equivalents, restricted cash and short-term investments of $3.1 million compared to $3.4 million at December 31, 2001. Restricted cash, which collateralizes various credit and bank guarantees in the United Kingdom, amounted to $156,000 at December 31, 2002 compared to $245,000 at December 3, 2001. The reduction in cash, cash equivalents and short-term investments in 2002 was due primarily to increases in inventory and accounts receivable following sales growth. Working capital amounted to $3.3 million at December 31, 2002 compared to $2.8 million at December 31, 2001.

Cash used in operations for the year ended December 31, 2002 was $1.1 million compared to $2.1 million for 2001. The $1.0 million decrease in cash used in operations was primarily due to a $3.2 million reduction in the operating loss for the year discussed above and a $1.4 million increase in the needs for accrued expenses (an increase of $163,000 in 2002 compared to a decrease of $1.2 million in 2001.) These were partially offset by increased requirements for accounts receivables of $3.0 million (an increase of $1.7 million in 2002 versus a decrease of $1.3 million in 2001) and for inventories of $1.3 million (an increase of $697,000 in 2002 versus a decrease of $565 ,000), reflecting increased sales. The increase in accrued expenses is due primarily to increased accruals for compensation ($305,000) and audit ($259,000.)

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

Funding and Commitments

Cash provided by financing activities was $1.6 million in 2002 compared to $503,000 in 2001. We received $1.0 million from the issuance of common stock in 2002 primarily from a private placement of our common stock in January, 2002 compared to $102,000 in 2001, primarily from the exercise of employee stock options. Bank debt increased by $488,000 in 2002 to fund our working capital requirements compared to a decrease in bank arid other loans in 2001 of $1.0 million that included the repayment of a loan from Vysis, Inc. of $250,000 in 2001. Restricted cash was reduced by $89,000 in 2002 compared to a reduction of $1.4 million in 2001. We had restricted cash at December 31, 2000 of $1.7 million, representing cash collateralizing our bank loans. This was reduced to $245,000 at the end of 2001 as we entered into new loan agreements in 2001.

On January 31, 2002, we completed a private placement of 571,500 shares of our common stock to an institutional investor (purchasing for three separate funds) at a purchase price of $1.75 per share. Additional shares may be issuable to the investors under provisions contained in the Stock Purchase Agreement between the investors and us, which we filed with the Securities & Exchange Commission on Form S-3 on October 3, 2002, as amended. On July 29, 2002, each investor received a warrant exercisable for the number of shares of our common stock equal to the number of shares of common stock purchased by that investor in the January 31, 2002 financing. A total of 571,500 warrants were issued. The warrants are exercisable for four years from July 29, 2002 at a price of $2.25 per share. All of the warrants remain outstanding as of December 31, 2003.

We established a loan agreement with Silicon Valley Bank (SVB) on September 28, 2001. This new facility replaced a three-year term loan and a revolving line of credit that had an outstanding balance of $1.2 million on

September 28, 2001. The new loan agreement provided the capability to borrow up to $2.0 million based on the level of certain of our North American accounts receivable and inventories. On August 15, 2002 and on October 4, 2002, the loan agreement was amended to extend the term of the loan for an additional year, through September 27, 2003, to increase borrowing capability to $3.5 million (based on the level of certain of our North American accounts receivable) and to increase the requirement for us to maintain a minimum level of tangible net worth. On September 3, 2003, the loan agreement was amended to extend the term of the loan for an additional year, through September 26, 2004, and to establish the minimum level of net tangible worth that we had to maintain through the end of the loan agreement. We were not in compliance with the covenant requiring us to maintain $2.2 million in minimum tangible net worth at December 31, 2003 and we have subsequently obtained a waiver for this covenant violation and any potential non-compliance with the minimum net tangible worth covenant in January and February, 2004. On March 31, 2004, the loan agreement was amended to extend the term of the loan through March 31, 2005 and to establish the minimum level of net tangible worth that we had to maintain through the end of the loan agreement.

At December 31, 2003 we had used $1,728,000 of the facility with $292,000 available but not used. The interest rate on the facility was 6.0% at December 31, 2003, computed as the SVB prime rate plus 2 percent. The loan is collateralized by substantially all of the assets of the U.S. Corporation and requires maintenance of a minimum level of tangible net worth. Other loan covenants include the need to maintain insurance on our property, monthly reporting to SVB, the need to obtain SVB approval for any extraordinary action and a limitation on the U.S. Corporation’s ability to transfer more than $600,000 to a subsidiary.

In the U.K., the Company collateralizes various credit card and bank guarantees (used for customs clearance purposes) with cash deposits at an international bank amounting to £100,000 ($178,000) at December 31, 2003.

Future payments due under debt and lease obligations as of December 31, 2003 are as follows (in thousands):

	Bank Loans	Operating Leases
2004	$1,728	$1,100
2005	—	808
2006	—	806
2007	—	752
2008	—	622
2009 and thereafter	—	160

Total	$1,728	$4,248

We expect capital expenditures in 2004 to be consistent with historical patterns. Any capital expenditures for the new building in San Jose, California will be funded by an allowance from the landlord.

We do not have significant agreements for the purchase of raw materials or other goods specifying minimum quantities or set prices that exceed our expected requirements for three months. We also enter into contracts for outsourced services; however, the obligations under these contracts were not significant and the contracts generally contain clauses allowing for cancellation without significant penalty.

Off-Balance-Sheet Arrangements. As of December 31, 2003, we did not have any significant off-balance-sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

For arrangements that contain software elements that are more than incidental to the products or services as a whole, we follow Statement of Position, (“SOP”) 97-2 “Software Revenue Recognition”, as amended. Revenue earned on software arrangements involving multiple elements is allocated to each element based on vendor-specific evidence, which is based on the price charged when the same element is sold separately. In instances when evidence of fair value of all undelivered elements exists but evidence does not exist for one or more delivered elements, then revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue.

For most arrangements where software is more than incidental, we include (bundle) the first year of maintenance and support free of charge. Revenue attributable to software maintenance and support is deferred and recognized ratably over the term of the maintenance agreement, generally one year. We sell separately priced maintenance and support contracts to provide service coverage on its systems when the initial warranty period expires. The related revenue on the maintenance and support contracts is recognized on a straight-line basis over the life of the service contract. Costs associated with services performed under the service contract obligation are expensed as incurred.

For arrangements where no software is involved we recognize revenue upon shipment, provided that, at the time of shipment, there is evidence of contractual arrangement with the customer, the fee is fixed or determinable, collection of the resulting receivable is probable and there are no significant remaining obligations.

When we sell products to distributors, we recognize revenue at the time of shipment, net of any discount, provided that there is evidence of contractual arrangement with the distributor, the fee is fixed or determinable, collection of the resulting receivable is probable and there are no significant remaining obligations. The distributor agreements do not provide a right of return.

Grant revenues are recognized as the work is performed.

We use the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. We have not recorded an income tax benefit in 2003, 2002 and 2001 due to the recording of a valuation allowance as an offset to net deferred tax assets. A valuation allowance is provided due to uncertainties surrounding the realization of deferred tax assets due to our history of operating losses.

We account for the impairment of long-lived assets in accordance SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, or in the case of goodwill, in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”. We evaluate the carrying value of our long-lived assets and goodwill whenever certain events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable or at least on an annual basis for goodwill. Such events or circumstances include, but are not limited to, a significant decline in our market value or significant reductions in projected future cash flows.

Recent Accounting Pronouncements

In November 2002, the EITF reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 applied to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF Issue No 00-21 had no material impact on the Company’s financial statements.

In December 2003, the FASB issued a revised FASB Interpretation No. 46 (“FIN 46R”), “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.” The FASB published the revision to clarify and amend some of the original provisions of FIN 46, which was issued in January 2003, and to exempt certain entities from its requirements. A variable interest entity (“VIE”) refers to an entity subject to consolidation according to the provisions of this Interpretation. FIN 46R applies to entities whose equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support provided by any parties, including equity holders, or where the equity investors (if any) do not have a controlling financial interest. FIN 46R provides that if an entity is the primary beneficiary of a VIE, the assets, liabilities, and results of operations of the VIE should be consolidated in the entity’s financial statements. In addition, FIN 46R requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE provide additional disclosures. The provisions of FIN 46R are effective for the Company’s fiscal 2004 first quarter. We do not expect the adoption of FIN 46R to have a material impact on our financial position or results of operations.

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

We currently do not use financial instruments to hedge operating expenses in the U. K. denominated in the respective local currency. Instead, we believe that a natural partial hedge exits, because local currency revenues will substantially offset the operating expenses denominated in the respective local currency. We assess the need to utilize financial instruments to hedge currency exposure on an ongoing basis. We did not engage in hedging activities in 2003 and 2002 and, as of December 31, 2003, we had no hedging contracts outstanding.

We do not use derivative financial instruments for speculative trading purposes, nor do we hedge our foreign currency exposure in a manner that entirely offsets the effects of changes in foreign exchange rates. We regularly review our hedging program and may as a part of this review determine at any time to change our hedging program.

Fixed income investments

Our exposure to market risks due to changes in interest rates relates primarily to investments in debt securities issued by U.S. government agencies and corporate debt securities. Our general policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting market and credit risk. We place our investments with high credit quality issuers and, by policy, limit the amount of the credit exposure to any one issuer. All highly liquid investments with maturity of three months or less at the date of purchase are considered to be cash equivalents and not subject to interest rate risks. Investments with maturities over three months and less than one year are considered to be short-term investments. At December 31, 2003 we did not have any short-term investments.

Interest Rates

Our exposure to market risks due to changes in interest rates also relates to interest expense on our loan outstanding with Silicon Valley Bank (SVB). The loan provides us with borrowing capability of up to $3.5 million (based on the level of certain of our North American accounts receivable). At December 31, 2003 we had used $1,728,000 of the facility with $292,000 available but not used. The interest rate on the facility was 6.0% at December 31, 2003, computed as the SVB prime rate plus 2 percent. A plus or minus 10% change in interest rates would not have a material impact on our financial statements or results of operations.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders of

Applied Imaging Corp.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Applied Imaging Corp. and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 14 to the consolidated financial statements, effective January 1, 2002, the Company changed its method of accounting for goodwill.

/s/    PRICEWATERHOUSECOOPERS LLP

San Jose, California

April 2, 2004

APPLIED IMAGING CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$2,047	$2,897
Restricted cash	178	156
Trade accounts receivable, net of allowance for doubtful accounts of $80 and $306 at December 31, 2003 and 2002, respectively	6,365	7,155
Inventories	1,094	1,759
Prepaid expenses and other current assets	537	289

Total current assets	10,221	12,256
Property and equipment, net	812	1,014
Goodwill	2,364	2,364
Other assets	18	62

Total assets	$13,415	$15,696

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank debt	$1,728	$2,175
Accounts payable	1,491	2,372
Accrued expenses	1,888	1,562
Deferred revenue, current	3,543	2,880

Total current liabilities	8,650	8,989
Deferred revenue, non-current	467	333

Total liabilities	9,117	9,322

Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.001 par value; 6,000,000 shares authorized; none issued and outstanding at December 31, 2003 and 2002	—	—
Common stock; $0.001 par value; 50,000,000 shares authorized; 15,960,839 and 15,913,339 issued and outstanding December 31, 2003 and 2002, respectively	16	16
Additional paid-in capital	49,207	49,151
Accumulated deficit	(44,558)	(42,426)
Accumulated other comprehensive loss	(367)	(367)

Total stockholders’ equity	4,298	6,374

Total liabilities and stockholders’ equity	$13,415	$15,696

The accompanying notes are an integral part of these consolidated financial statements.

APPLIED IMAGING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share data)

	Year Ended December 31,
	2003	2002	2001
Revenues:
System sales	$14,966	$16,454	$13,704
Software maintenance, service and grant revenues	5,227	4,780	4,583

Total revenues	20,193	21,234	18,287

Cost of revenues:
System sales	6,491	6,197	5,691
Software maintenance and service	2,344	2,074	1,978

Total cost of revenues	8,835	8,271	7,669

Gross profit	11,358	12,963	10,618

Operating expenses:
Research and development	3,689	3,416	3,900
Sales and marketing	7,268	7,191	7,457
General and administrative	2,539	2,567	2,662
Amortization of goodwill	—	—	306
Restructuring costs	—	220	—

Total operating expenses	13,496	13,394	14,325

Operating loss	(2,138)	(431)	(3,707)
Other income (expense), net.	6	(64)	(18)

Net loss	(2,132)	(495)	(3,725)
Other comprehensive loss:
Change in unrealized loss on short-term investments	—	(2)	1

Comprehensive loss	$(2,132)	$(497)	$(3,724)

Net loss per share—basic and diluted	$(0.13)	$(0.03)	$(0.25)

Weighted average shares used to calculate basic and diluted net loss per share	15,944	15,817	15,191

The accompanying notes are an integral part of these consolidated financial statements.

APPLIED IMAGING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands)

	Common stock		Additional paid-in capital	Accumulated deficit	Deferred stock compensation	Accumulated other comprehensive loss	Total stockholders’ equity
	Shares	Amount
Balances as of January 1, 2001	15,141	$15	$48,070	$(38,206)	$(30)	$(366)	$9,483
Exercise of common stock options	34	—	53	—	—	—	53
Private placement expenses	—	—	(58)	—	—	—	(58)
Employee stock purchase	67	—	106	—	—	—	106
Deferred stock compensation	—	—	(17)	—	17	—	—
Amortization of deferred stock compensation	—	—	—	—	6	—	6
Change in unrealized gain from short-term investments	—	—	—	—	—	1	1
Net loss	—	—	—	(3,725)	—	—	(3,725)

Balances as of December 31, 2001	15,242	15	48,154	(41,931)	(7)	(365)	5,866
Exercise of common stock options	50	—	95	—	—	—	95
Private placement—net proceeds	571	1	814	—	—	—	815
Employee stock purchase	50	—	88	—	—	—	88
Amortization of deferred stock compensation	—	—	—	—	7	—	7
Change in unrealized loss from short-term investments	—	—	—	—	—	(2)	(2)
Net loss	—	—	—	(495)	—	—	(495)

Balances as of December 31, 2002	15,913	16	49,151	(42,426)	—	(367)	6,374
Exercise of common stock options	48	—	56	—	—	—	56
Net loss	—	—	—	(2,132)	—	—	(2,132)

Balances as of December 31, 2003	15,961	$16	$49,207	$(44,558)	$—	$(367)	$4,298

The accompanying notes are an integral part of these consolidated financial statements.

APPLIED IMAGING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the year ended December 31,
	2003	2002	2001
Cash flows from operating activities:
Net loss	$(2,132)	$(495)	$(3,725)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	611	642	955
Provision for doubtful accounts	(68)	(84)	—
Amortization related to deferred stock compensation	—	7	6
Loss on sale of property and equipment	2	75	37
Changes in operating assets and liabilities:
Trade accounts receivable	858	(1,659)	1,320
Inventories	665	(697)	565
Prepaid expenses and other current assets	(248)	258	(308)
Accounts payable	(881)	614	(71)
Accrued expenses	326	163	(1,247)
Deferred revenue	797	60	391

Net cash used in operating activities	(70)	(1,116)	(2,077)

Cash flows from investing activities:
Purchase of short-term investments	—	—	(9,306)
Proceeds from sale and maturities of short term investments	—	650	9,553
Goodwill	—	(20)	—
Purchases of property and equipment	(411)	(710)	(581)
Other assets	44	(6)	(1)

Net cash used in investing activities	(367)	(86)	(335)

Cash flows from financing activities:
Net proceeds from issuance of common stock	56	998	102
Bank and other loan proceeds	12,330	13,675	3,899
Bank and other loan payments	(12,777)	(13,187)	(4,891)
Capital lease payments, principal portion	—	(14)	(29)
Restricted cash	(22)	89	1,422

Net cash provided by (used in) financing activities	(413)	1,561	503

Net increase (decrease) in cash and cash equivalents	(850)	359	(1,909)
Cash and cash equivalents at beginning of year	2,897	2,538	4,447

Cash and cash equivalents at end of year	$2,047	$2,897	$2,538

Supplemental disclosure of cash flow information:
Cash paid for interest during the year	$95	$114	$189

Cash paid for taxes during the year	$21	$28	$23

Supplemental disclosure of non-cash investing and financing activities:
Change in unrealized loss from short-term investments	$—	$(2)	$1

Deferred stock compensation	$—	$—	$(17)

The accompanying notes are an integral part of these consolidated financial statements.

APPLIED IMAGING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Summary of the Company and Significant Accounting Policies

The Company

Applied Imaging Corp (the “Company”) was incorporated in California in July 1986 and subsequently reincorporated in Delaware in October 1996 and develops, manufactures, and markets automated genetic imaging systems for use in cytogenetic laboratories for cancer testing, prenatal testing and other genetic testing applications. The Company sells products to government and private clinical laboratories, research institutions, universities, and pharmaceutical companies located in the United States, Canada, Europe, Japan and other countries. The Company also markets imaging systems designed for use in plant and animal genetic research programs. In addition, the Company has received clearances from the Food and Drug Administration (“FDA”) for a clinical system to assist in the detection of micrometastatic cancer cells in bone marrow and to analyze protein expression patterns in tumors. This system and its research capabilities allows physicians to better determine the initial staging of cancer cases, to detect disease recurrence earlier than is currently possible and to genetically characterize cancer cells. The Company is headquartered in Santa Clara, California, and has facilities in the United Kingdom. The Company’s products are sold worldwide through a direct sales force, third-party distributors and independent sales representatives.

Liquidity

These consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses in fiscal 2003, 2002 and 2001 and there can be no assurance that the Company will attain profitability.

At December 31, 2003, the Company had aggregate consolidated net losses of $44.6 million. The Company expects negative cash flow from operations to continue through at least 2004, with the need for funding additional development of the OncoPath™ systems, conducting clinical trials required for FDA clearance of new products, defending the ChromaVision patent infringement suit, expanding marketing, sales and customer support capabilities, and adding additional administrative infrastructure. Management believes that its existing cash balances will be sufficient to meet the Company’s capital and operating requirements through March 2005.

However, expenditures required to achieve the Company’s growth and profitability in the long term may be greater than projected or the cash flow generated from operations may be less than projected. As a result, the Company’s long-term capital needs may require the Company to seek to obtain additional funds through equity or debt financing, collaborative or other arrangements with other companies, bank financing and other sources. There can be no assurance that the Company will be able to obtain additional debt or equity financing on terms acceptable to the Company, or at all. If adequate funds are not available, the Company could be required to delay development or commercialization of certain products, to license to third parties the rights to commercialize certain products or technologies that the Company would otherwise seek to commercialize internally, or to reduce the marketing, customer support, or other resources devoted to product development. Accordingly, the failure of the Company to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on the Company’s ability to achieve its longer term business objectives.

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

APPLIED IMAGING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Foreign Exchange

The Company accounts for its foreign operations in accordance with Statement of Accounting Standards (“SFAS”) No. 52, “Foreign Currency Translation”. The Company has determined that the functional currency of Applied Imaging International Limited is the U.S. dollar. Therefore, monetary assets and liabilities of the subsidiary are remeasured to the U.S. dollar at year-end exchange rates while nonmonetary items are remeasured at historical rates. Revenue and expense accounts related to monetary assets and liabilities are remeasured at the average rates in effect during the year. Revenue and expenses related to non-monetary assets and liabilities are translated at historical rates. Foreign currency gains and losses resulting from the conversion of the subsidiary’s financial statements into U.S. dollars are recognized in the consolidated statement of operations and comprehensive loss in other income and expense.

Use of Estimates

In accordance with accounting principles generally accepted in the United States of America, management utilizes certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The primary estimates underlying the Company’s financial statements include allowance for doubtful accounts receivable, reserves for obsolete and slow moving inventory, product warranty, income taxes and accrual for other liabilities. Actual results could differ from those estimates.

Cash and Cash Equivalents

All investments with original maturities at date of purchase of three months or less are considered by the Company to be cash equivalents.

Restricted Cash

At December 31, 2003 cash of $178,000 was restricted from withdrawal and held at the Company’s international bank in the U.K. as collateral for various credit and bank guarantees (used for customs clearance purposes). Restricted cash at December 31, 2002 amounted to $156,000.

Short-Term Investments

Short-term investments consist of investments acquired with maturities exceeding three months and less than one year. While the Company’s intent is to hold debt securities to maturity, consistent with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, the Company has classified all securities as available-for-sale, as the sale of such securities may be required prior to maturity to implement management strategies. Such securities are reported at fair value with unrealized gains or losses reported as a separate component of stockholders’ equity. Realized gains and losses on sale of these securities are reported in the consolidated statement of operations and are computed using the specific identification cost method.

As of December 31, 2003 and 2002, the Company had no short-term investments.

APPLIED IMAGING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is provided using the straight-line method over the estimated useful lives of the respective assets, generally three to seven years. When assets are disposed of, the cost and related accumulated depreciation and amortization are removed from the accounts and the resulting gains or losses are included in other income or loss. Equipment under capital leases are amortized over the lesser of their estimated useful lives or the term of the lease. Maintenance and repairs are charged to expense as incurred.

Goodwill

Net goodwill amounted to $2.4 million at December 31, 2003 and 2002. The goodwill relates to the acquisition of the cytogenetic imaging instrumentation businesses of Vysis, Inc. and Perceptive Scientific Instruments, LLC (“PSI”). With the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets” in 2002, the Company is no longer amortizing goodwill. Goodwill is assessed for impairment based on a fair value model on an annual basis, in the first quarter, and whenever there are indications that impairment may have occurred.

Impairment of Long-Lived Assets

The Company accounts for long-lived assets under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” which requires the Company to review for impairment of long-lived assets, whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. When such an event occurs, management determines whether there has been an impairment by comparing the anticipated undiscounted future net cash flows to the related asset’s carrying value. If an asset is considered impaired, the asset is written down to fair value, which is determined based either on discounted cash flows or appraised value, depending on the nature of the asset.

Capitalized Software Costs

Computer software development costs incurred subsequent to the determination of product technological feasibility are capitalized in accordance with the provisions of SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed”. Amortization of these capitalized costs is provided using the greater of the ratio of revenues generated in the period over total future revenues of the product, or the straight-line method over the estimated market life of the related products, generally three years, commencing when the product becomes generally available to customers. For the years ended December 31, 2003, 2002 and 2001, software development costs incurred subsequent to the establishment of technological feasibility have not been material. The net book value of capitalized costs is not significant and is included in other assets in the consolidated balance sheets.

Comprehensive income (loss)

Comprehensive income (loss) generally represents all changes in stockholders equity except those resulting from investments or contributions by stockholders. Unrealized gains (losses) on available-for-sale securities and foreign currency translation adjustments, if any, represent components of other comprehensive income (loss) which would be excluded from the Company’s net loss and reflected as equity. Prior to April 1994, the Company’s international subsidiaries used the local currency as their functional currency and, accordingly, translation adjustments resulting from the conversion of the subsidiary’s financial statements into U.S. dollars were accumulated and reported as a separate component of stockholders’ equity.

APPLIED IMAGING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value of Financial Instruments

Financial instruments consist principally of cash equivalents, trade receivables, accounts payable, and bank debt. Due to their short maturities, the carrying amounts of these financial instruments approximate fair value.

Financial instruments that potentially subject the Company to concentrations of credit risk are accounts receivable and cash equivalents which the Company places with high-credit qualified financial institutions and, by policy, limits the amount of credit exposure to any one financial institution. The Company sells its products to government and private clinical cytogenetic laboratories, research institutions, universities, and pharmaceutical companies located primarily in the United States, Canada, Europe, Japan and other countries. The Company’s credit risk is concentrated primarily in the United States and Europe. The Company does not have a significant concentration of credit risk with any single customer. The Company performs on-going credit evaluations of its customer’s financial condition and, generally requires no collateral from its customers. The Company maintains an allowance for doubtful accounts to cover potential credit losses.

Revenue Recognition

For arrangements that contain software elements that are more than incidental to the products or services as a whole, the Company follows Statement of Position, (“SOP”) 97-2 “Software Revenue Recognition”, as amended. Revenue earned on software arrangements involving multiple elements is allocated to each element based on vendor-specific objective evidence, which is based on the price charged when the same element is sold separately. In instances when evidence of fair value of all undelivered elements exists but evidence does not exist for one or more delivered elements, then revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue.

For most arrangements where software is more than incidental, the Company includes (bundles) the first year of maintenance and support free of charge. Revenue attributable to software maintenance and support is deferred and recognized ratably over the term of the maintenance agreement, generally one year. The Company sells separately priced maintenance and support contracts to provide service coverage on its systems when the initial warranty period expires. The related revenue on the maintenance and support contracts is recognized on a straight-line basis over the life of the service contract. Costs associated with services performed under the service contract obligation are expensed as incurred.

For arrangements where no software is involved the Company recognizes revenue upon shipment, provided that, at the time of shipment, there is evidence of contractual arrangement with the customer, the fee is fixed or determinable, collection of the resulting receivable is probable and there are not significant remaining obligations.

When the Company sells products to distributors, it recognizes revenue at the time of shipment, net of any discount, provided that there is evidence of contractual arrangement with the distributor, the fee is fixed or determinable, collection of the resulting receivable is probable and there are no significant remaining obligations. The distributor agreements do not provide a right of return.

Grant revenues are recognized as the work is performed.

Product Warranty

The Company generally warrants its products against defects for a period of one year and records a liability for such product warranty obligations at the time of sale based upon historical experience. The Company does not provide separately priced extended warranty coverage.

APPLIED IMAGING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Changes in product warranty obligations for the years ended December 31, 2003 and 2002 are as follows (in thousands):

Balance as of January 1, 2002	$144
Add accruals for warranties issued	25
Less costs incurred under warranties issued	(42)

Balance as of December 31, 2002	127
Add accruals for warranties issued	42
Less costs incurred under warranties issued	(67)

Balance as of December 31, 2003	$102

Research and Development

Research and development expenditures are charged to expense as incurred.

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

The Company has adopted the pro forma disclosure provisions of SFAS No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosure” for the 1998 Stock Plan and Employee Stock Purchase Plan. The fair value of the stock options granted to employees is calculated using the Black-Scholes option pricing model as of the date of grant. Had compensation cost for the Company’s stock-based compensation plans been determined in a manner consistent with the fair value approach described in SFAS No. 123, the Company’s net loss and pro forma net loss per share as reported would have been increased to the pro forma amounts indicated below (in thousands, except per share data):

	Years ended December 31,
	2003	2002	2001
Net loss:
As reported	$(2,132)	$(495)	$(3,725)
Stock-based employee compensation expense determined under fair-value method	(692)	(729)	(574)

Pro forma	$(2,824)	$(1,224)	$(4,299)

Net loss per share:
As reported:
Basic and diluted	$(0.13)	$(0.03)	$(0.25)
Pro forma
Basic and diluted	$(0.18)	$(0.08)	$(0.28)

The fair value of each option is estimated on the date of grant using the fair value method with the following weighted-average assumptions:

	Years ended December 31,
	2003	2002	2001
Risk-free interest rate	2.1%	3.1%	4.5%
Expected life (in years)	3	3	3
Dividend yield	—	—	—
Volatility	81%	96%	60%

APPLIED IMAGING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Loss per Share

Basic and diluted net loss per share is computed using the weighted average number of outstanding shares of common stock. There were no reconciling items of the numerators and denominators of the basic and diluted loss per share, (“EPS”) computation. Shares excluded from the computation of EPS because their effect on EPS was antidilutive, but could dilute basic EPS in future periods are as follows, as of December 31:

	2003		2002		2001
	Shares	Weighted average exercise price	Shares	Weighted average exercise price	Shares	Weighted average exercise price
Options	3,313,756	$2.24	2,993,439	$2.52	2,517,473	$2.56
Warrants	799,590	2.56	1,222,290	2.97	650,790	3.61

Total	4,113,346		4,215,729		3,168,263

Recent Accounting Pronouncements

In November 2002, the EITF reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 applied to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF Issue No 00-21 had no material impact on the Company’s financial statements.

In December 2003, the FASB issued a revised FASB Interpretation No. 46 (“FIN 46R”), “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.” The FASB published the revision to clarify and

APPLIED IMAGING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

amend some of the original provisions of FIN 46, which was issued in January 2003, and to exempt certain entities from its requirements. A variable interest entity (“VIE”) refers to an entity subject to consolidation according to the provisions of this Interpretation. FIN 46R applies to entities whose equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support provided by any parties, including equity holders, or where the equity investors (if any) do not have a controlling financial interest. FIN 46R provides that if an entity is the primary beneficiary of a VIE, the assets, liabilities, and results of operations of the VIE should be consolidated in the entity’s financial statements. In addition, FIN 46R requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE provide additional disclosures. The provisions of FIN 46R are effective for the Company’s fiscal 2004 first quarter. The Company does not expect the adoption of FIN 46R to have a material impact on the Company’s financial position or results of operations.

(2) Inventories

A summary of inventories follows (in thousands):

	December 31,
	2003	2002
Raw materials	$994	$1,210
Work in process	25	306
Finished goods	75	243

	$1,094	$1,759

(3) Property and Equipment, Net

A summary of property and equipment, net follows (in thousands):

	December 31,
	2003	2002
Equipment	$2,297	$2,667
Demonstration equipment	1,304	1,028
Furnitures and fixtures	816	445

	4,417	4,140
Less: accumulated depreciation and amortization	3,605	3,126

	$812	$1,014

Depreciation and amortization expense was $611,000, $677,000 and $622,000 for 2003, 2002 and 2001, respectively.

APPLIED IMAGING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(4) Accrued Expenses

A summary of accrued expenses follows (in thousands):

	December 31,
	2003	2002
Compensation and related costs	$747	$802
Commission	392	—
Audit, tax, legal and external reporting costs	171	186
Warranty related costs	102	127
Royalties	27	75
Consulting related expenses	4	18
Other	445	354

	$1,888	$1,562

(5) Debt Obligations

The Company established a loan agreement with Silicon Valley Bank, (SVB) on September 28, 2001. This new facility replaced a three-year term loan and a revolving line of credit that had an outstanding balance of $1.2 million on September 28, 2001. The new loan agreement provided the capability to borrow up to $2.0 million based on the level of certain of our North American accounts receivable and inventories. On August 15, 2002 and on October 4, 2002, the loan agreement was amended to extend the term of the loan for an additional year, through September 27, 2003, to increase borrowing capability to $3.5 million (based on the level of certain of our North American accounts receivable) and to increase the requirement for us to maintain a minimum level of tangible net worth. On September 3, 2003, the loan agreement was amended to extend the term of the loan for an additional year, through September 26, 2004, and to establish the minimum level of net tangible worth that the Company had to maintain through the end of the loan agreement. The Company was not in compliance with the covenant requiring maintenance of $2.2 million in minimum tangible net worth at December 31, 2003 and subsequently obtained a waiver for this covenant violation, and any potential non-compliance with the minimum net tangible worth covenant in January and February, 2004. On March 31, 2004, the loan agreement was amended to extend the term of the loan through March 31, 2005 and to establish the minimum level of net tangible worth that the Company had to maintain through the end of the loan agreement.

At December 31, 2003 the Company had used $1,728,000 of the facility with $292,000 available but not used. The interest rate on the facility was 6.0% at December 31, 2003, computed as the SVB prime rate plus 2 percent. The loan is collateralized by substantially all of the assets of the U.S. Corporation and requires the Company to maintain a minimum level of tangible net worth. Other loan covenants include the need to maintain insurance on the Company’s property, monthly reporting to SVB, the need to obtain SVB approval for any extraordinary action and a limitation on the U.S. Corporation’s ability to transfer more than $600,000 to a subsidiary.

(6) Commitments and Contingencies

The Company has various noncancelable operating leases for equipment, vehicles, and facilities expiring through 2009. The facility leases generally contain renewal options for periods ranging from two to five years and require the Company to pay all executory costs such as maintenance, property taxes, and insurance. Rent

APPLIED IMAGING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

expense under operating leases aggregated $886,000, $829,000 and $853,000 during 2003, 2002 and 2001, respectively. The Company’s primary lease commitments are for its facilities in Santa Clara, California, which aggregated approximately $987,000 for 2003. The lease on the Santa Clara facilities is effective April 1, 2001 through August 31, 2004 at a monthly rent of $55,000, including operating expenses. The Company has signed a new lease for 23,400 square feet of office space in San Jose, California with an estimated occupancy date of May 1, 2004 and termination date of April 30, 2009 at a monthly rent of $35,000, including operating expenses. In addition, the Company leases facilities in the United Kingdom, which aggregate approximately £160,000 ($300,000) per year through 2008.

The Company leases approximately 4,400 square feet of office space in League City, Texas. The lease is effective November 1, 2001 through October 31, 2006 at a monthly rent of $7,000, including operating expenses.

The Company has aggregate future minimum lease payments under non-cancelable operating leases as follows (in thousands):

Years ending December 31,
2004	$1,100
2005	808
2006	806
2007	752
2008	622
2009 and thereafter	160

$4,248

The Company has obtained an exclusive option from StemCell Technologies, Inc. (“STI”) for a technology that may allow for the detection of circulating tumor cells in peripheral blood samples. The option from STI has an initial term of five years, beginning on July 2, 2001. The Company maintains exclusivity on the technology through minimum purchases of the product amounting to $141,000 in the first year of the agreement, increasing to $360,000 in the last three years of the agreement. The Company met the minimum purchase requirements in the first and second year of the agreement.

In October 2001, the Company established The Applied Imaging, Corp. Retention Incentive Program (the “Program”) to provide retention incentives to officers and outside directors in the event of a change in control of the Company. This Program provides the Company’s officers with severance benefits upon the involuntary termination of their employment, including salary continuation, health benefits and option acceleration.

The Company enters into indemnification arrangements with third parties, including customers, business partners and lessors, from time to time in the ordinary course of its business. Under these arrangements, the Company has agreed to defend, indemnify and hold the third party harmless from and against losses arising from a breach of representations or covenants of the Company, from claims of intellectual property infringement, or

APPLIED IMAGING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

from other claims concerning the Company’s products made against those third parties. These arrangements may limit the time within which an indemnification claim can be made, the type of the claim and the total amount that the Company can be required to pay in connection with the indemnification obligation. In addition, the Company has entered into indemnification agreements with its directors and officers, and the Company’s bylaws contain similar indemnification obligations in favor of the Company’s directors, officers and agents. It is not possible to determine or reasonably estimate the maximum potential amount of future payments under these indemnification arrangements due to the varying terms of such arrangements, the history of prior indemnification claims and the unique facts and circumstances involved in each particular arrangement and in each particular future claim for indemnification. The Company is not aware of any requests for indemnification under these arrangements. The Company has not recorded any liabilities for these indemnification arrangements on the Company’s consolidated balance sheet as of December 31, 2003.

On February 24, 2004, the Company received notice of a lawsuit alleging patent infringement filed against the Company by ChromaVision Medical Systems, Inc. The lawsuit claims that the Company’s Ariol™ system willfully infringes on three ChromaVision patents. ChromaVision is seeking unspecified damages, as well as an injunction barring the Company from, among other things, making, using, or selling any device in the United States that uses ChromaVision’s patented technology. The Company is in the process of evaluating the specific claims made by ChromaVision. The Company believes that it has meritorious defenses to the claims in this action; however, the results of the proceeding are uncertain and there can be no assurance to that effect.

The Company is subject to claims and assessments from time to time in the ordinary course of business. Management does not believe that any such matters, individually or in the aggregate, will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

(7) Stockholders’ Equity

Common Stock

The Company is authorized to issue 50,000,000 shares of common stock. As of December 31, 2003, there were 15,960,839 shares of common stock outstanding and warrants outstanding to purchase 100,000 shares at $3.67 per share and 128,090 shares at $3.10 per share. These warrants expire in 2005. In addition, there are warrants outstanding to purchase 571,500 shares of common stock at $2.25 per share that expire in 2006.

Each share of common stock is entitled to one vote and to any dividends declared by the Board of Directors. No dividends have been declared.

Private Placement Transactions

On January 31, 2002, the Company completed a private placement of 571,500 shares of its common stock to an institutional investor (purchasing for three separate funds) at a purchase price of $1.75 per share. Additional shares may be issuable to the investors under provisions contained in the Stock Purchase Agreement between the investors and the Company, which the Company filed with the Securities & Exchange Commission on Form S-3 on October 3, 2002. On July 29, 2002, each investor received a warrant exercisable for the number of shares of common stock equal to the number of shares of common stock purchased by that investor in the January 31, 2002 financing. A total of 571,500 warrants were issued and are exercisable for four years from July 29, 2002 at a price of $2.25 per share. The Company has assigned a value, determined using the Black-Scholes pricing model, of $391,000 to these warrants, assuming volatility of 96%, a maximum contractual life of four years, a risk-free interest rate of 3.29% and dividends are not expected. All warrants remain outstanding as of December 31, 2003.

On December 14, 2000, the Company completed a private placement of $3.5 million with the sale of 1,280,908 shares of its common stock to two institutional investors (purchasing for five separate funds) at a purchase price of $2.75 per share. The Company received net proceeds of $3.2 million from the private placement after deducting fees and costs of $0.3 million. The purchase price was negotiated with the investors and represented a discount from the previous day’s closing price of $3.00 per share as reported by the Nasdaq National Market System. Warrants were also issued to the investors entitling them to purchase an additional

APPLIED IMAGING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

422,700 shares of common stock at an exercise price of $3.75 per share. The Company has assigned a value, determined using the Black-Scholes pricing model, of $747,000 to these warrants, assuming volatility of 75%, a maximum contractual life of five years, a risk-free interest rate of 5.18% and no expected dividends. Additional shares and warrants may be issuable to the investors under anti-dilution provisions of the Stock Purchase Agreement between the Company and the investors, and terms of the warrants issued to the investors. No such additional shares or warrants have been issued. All the warrants expired in December 2003 unexercised.

On November 3, 1999, the Company consummated a private sale of one million shares of its common stock to certain accredited investors at a purchase price of $2.00 per share. One of the investors, Tecnicas Medicas, also entered into a distribution agreement for the Company’s products in Spain. The price exceeded the closing price of the Company’s common stock as reported on the Nasdaq National Market System. As part of the private placement, the Company recognized deferred revenue of $720,000 to be amortized over 50 months. The total recognized to date is $720,000.

Stock Plans

As of December 31, 2003, the Company has reserved for issuance 2,604,288 shares of common stock under its 1998 Incentive Stock Option Plan (“1998 Stock Plan”) and has 3,483,232 shares reserved for issuance under all plans. This represents the maximum aggregate number of shares that remain to be optioned or sold under the 1998 Stock Plan. A total of 2,438,250 options are outstanding at December 31, 2003 under the 1998 Stock Plan (3,313,756 options under all plans). Under the 1998 Stock Plan, stock options may be granted to Board members, officers, key employees, and consultants at the fair market value of the common stock at the date of the grant, as determined by the Board of Directors, typically the closing price on the first business day preceding the date of grant. Options are exercisable over 10 years from the date of grant, and typically vest ratably over 4 years. An amendment of the Company’s 1998 Stock Plan was approved by the Company’s stockholders on May 16, 2001 to increase the total number of shares authorized for issuance under the 1998 Stock Plan to 2,850,000 shares, an increase of 950,000 shares. As of December 31, 2003, there were 166,038 options available for grant under the 1998 Stock Plan.

In October 1998, the Company’s 1988 Amended and Restated Incentive Stock Option Plan (“1988 Stock Plan”), expired. No options were granted after October 1998. As of December 31, 2003, 565,506 options were outstanding under the 1988 Plan.

In 1994, the Company enacted a Directors Option Plan designed to encourage participation on the Company’s Board of Directors. Under this plan, 10,000 shares per year are automatically granted to non-employee directors. The terms of the plan allow the granting of stock options upon initial election to the Board of Directors and for each subsequent term on the Board of Directors. As of December 31, 2003 there were 113,438 shares reserved for issuance under this plan and a total of 110,000 options have been granted and are outstanding at December 31, 2003.

In November 2003, the Company established a Stand-alone Option Agreement designed to offer incentive options to a key new employee. As of December 31, 2003 there were 200,000 shares reserved for issuance under this plan and a total of 200,000 options have been granted at the then prevailing fair market value and are outstanding at December 31, 2003.

APPLIED IMAGING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the status of the Company’s stock option activity for the years ended December 31, 2003, 2002 and 2001 is as follows:

	Shares	Weighted- average exercise price	Weighted- average fair value
Outstanding at January 1, 2001	2,012,391	$2.59
Granted	735,000	2.68	$1.36
Cancelled	(196,018)	3.50
Exercised	(33,900)	1.71

Outstanding at December 31, 2001	2,517,473	$2.56
Granted	635,875	2.38	$1.62
Cancelled	(110,349)	2.90
Exercised	(49,560)	1.82

Outstanding at December 31, 2002	2,993,439	$2.52
Granted	708,500	1.18	$1.18
Cancelled	(340,683)	2.65
Exercised	(47,500)	1.19

Outstanding at December 31, 2003	3,313,756	$2.24

The following table summarizes information about stock options outstanding as of December 31, 2003:

	Options Outstanding			Options Exercisable
Range of exercise prices	Number of options	Weighted average remaining contractual life	Weighted average exercise price	Number of options	Weighted average exercise price
From $0.72 to $0.97	380,000	8.18 years	$0.88	99,000	$0.92
From $1.00 to $1.41	389,000	9.01 years	1.29	68,000	1.17
From $1.44 to $1.85	351,750	6.33 years	1.72	200,353	1.74
From $1.87 to $2.38	333,209	5.38 years	1.90	312,897	1.90
From $2.40 to $2.40	548,541	7.99 years	2.40	288,362	2.40
From $2.43 to $2.75	529,756	4.45 years	2.51	485,256	2.49
From $3.00 to $3.00	379,000	6.90 years	3.00	255,365	3.00
From $3.44 to $4.03	402,500	6.52 years	3.87	245,939	3.89

	3,313,756		$2.24	1,955,172	$2.42

The number of options exercisable as of December 31, 2002 was 1,682,084 at a weighted average exercise price of $2.38 per share.

Employee Stock Purchase Plan

On June 19, 1996, the Board adopted, effective upon the closing of the initial public offering (IPO) for the Company’s common stock, the Company’s Employee Stock Purchase Plan (the “Plan”) which has a term of 10 years whereby eligible employees may purchase common stock through payroll deductions of up to 10% of compensation, at a per share price of 85% of the fair market value of the Company’s common stock on the enrollment date or the exercise date six months later, whichever is lower. As of December 31, 2003 there were

APPLIED IMAGING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

194,440 shares issued and 205,560 shares reserved for issuance under the Plan. There were no shares issued under the Plan in 2003.

Accounting for Stock-Based Compensation

Stock-based compensation expense related to stock options granted to non-employees is recognized as the stock options are earned. The Company believes that the fair value of the stock options is more readily measurable than the fair value of the services received. The fair value of the stock options granted is calculated at each reporting date using the Black-Scholes option pricing model. The stock-based compensation expense will fluctuate as the fair market value of the common stock fluctuates. During 2001, 2002, and 2003 the Company did not grant any stock options to non-employees. In connection with prior year grants to non-employees, the Company recorded a reduction in deferred stock compensation balance of $17,000 in 2001, and the remaining balance was amortized to expense in 2002 ($7,000) and 2001 ($6,000).

(8) Acquisitions

On July 6, 2000 the Company acquired the United States-based genetic imaging business of PSI from International Remote Imaging Systems, Inc. (“IRIS”). The acquisition was accounted for as a purchase. The consideration paid was 385,371 shares of common stock valued at $915,000. There are additional potential future cash payments to a maximum of $883,000 based on the future performance of the business which are contingent and will be accounted for upon resolution of the contingencies. The Company paid $11,000 to IRIS in 2002 and no such performance payments were required in 2001 and 2003 or are expected to be paid in 2004. The Company has recorded goodwill of $578,000. The purchase price, including $170,000 of costs incurred by the Company, was allocated as follows (in thousands):

Accounts receivable	$209
Inventories	194
Other assets	10
Property and equipment	229
Liabilities	(135)
Goodwill	578

Total purchase price	$1,085

On July 16, 1999, the Company acquired the intellectual and software property related to the cytogenetic imaging instrumentation business of Vysis Inc. The acquisition was accounted for as a purchase. The total consideration paid was $2,350,000 consisting of a cash payment of $1.0 million, $500,000 in cash paid in July 2000, $250,000 in cash paid in January 2001 and 497,368 shares of the Company’s common stock issued at $1.206 per share. The installment payments bore interest at the annual rate of seven percent. The interest was due and payable at the time the installment is due. In addition, the Company recorded a liability of approximately $100,000 for the estimated costs associated with certain warranties and service contracts that the Company has taken responsibility for. In addition, the Company incurred approximately $32,000 in legal expenses directly related to this acquisition. The Company has recorded goodwill of $2,482,000. The goodwill was originally amortized over a ten year life but, with the adoption of SFAS No. 142 in 2002, the Company is no longer amortizing goodwill.

APPLIED IMAGING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(9) Other Income (Expense), Net

The components of other income (expense), net are as follows (in thousands):

	December 31,
	2003	2002	2001
Interest income	$23	$24	$179
Interest expense	(95)	(111)	(189)
Gain on foreign exchange	91	27	1
Provision for franchise and other taxes	(21)	(18)	(16)
Miscellaneous income	8	14	7

	$6	$(64)	$(18)

(10) Income Taxes

The Company has not recorded an income tax benefit in 2003, 2002 and 2001 due to the recording of a valuation allowance as an offset to net deferred tax assets.

Deferred tax assets (liabilities) consist of the following (in thousands):

	December 31,
	2003	2002
Deferred tax assets
Bad debt reserve	$14	$31
Inventory reserve	55	119
Depreciation & amortization	(42)	292
Other deferreds	424	360
Accrued expenses	130	117
Net operating loss carryforwards	15,082	13,182
Business credit carryforwards	1,208	1,171

Total gross deferred assets	16,871	15,272
Valuation allowance	(16,871)	(15,272)

Net deferred tax assets	$—	$—

As of December 31, 2003, the Company had net operating loss carryforwards for U.S. federal, California and foreign tax return purposes of approximately $37.9 million, $11.2 million and $530,000 respectively. In addition, the Company has federal and state credit carryforwards of approximately $765,000 and $690,000 available to offset future tax liabilities. The Company’s federal net operating loss carryforwards, as well as credit carryforwards, will expire at various dates beginning in 2004 through 2020 if not utilized. The Company’s state net operating loss carryforwards begin to expire in 2004.

Due to the uncertainty surrounding the realization of the favorable tax attributes in future tax returns, the Company has placed a valuation allowance against its deferred tax assets. At such time as it is determined that it is more likely than not that the deferred tax assets are realizable, the valuation allowance will be reduced.

Under the Internal Revenue Code, the amounts of, and benefits from, net operating loss carryforwards may be impaired or limited in certain circumstances. Events which cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50%, as defined, over a three year period.

Reconciliation of the statutory federal income tax to the Company’s effective tax rate follows:

	Years ended December 31,
	2003	2002	2001
	%	%	%
Tax at Federal Statutory Rate	(34.0)%	(34.0)%	(34.0)%
State, Net of Federal Benefit	(6.0)%	(6.0)%	(6.0)%
Deferred Tax Assets Not Benefited	39.2%	39.1%	46.9%
Federal Research and Development Credit	—%	—%	(10.2)%
Permanent Differences	0.8%	3.3%	0.7%
Other—Effect of foreign rates	—%	1.2%	2.6%

Provision for Taxes	—%	3.6%	—%

(11) Employee Benefit Plans

In January 1994, the Company implemented a retirement savings and investment plan that is intended to qualify under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”) covering all of the Company’s United States-based employees. An employee may elect to defer, in the form of contributions to the 401(k) Plan on his or her behalf, up to 15% of the total compensation that would otherwise be paid to the employee, not to exceed the amount allowed by applicable Internal Revenue Service guidelines. The Company matches 100% of the amounts deferred by the employee participants up to 3% of such employee’s total compensation and such matching amounts vest over a three-year period from the initial participation date. The Company contributed $82,000, $84,000 and $63,000 in 2003, 2002 and 2001, respectively.

The Company’s United Kingdom-based employees are covered by retirement savings plans (the “International Retirement Plans”). Under such plans, an employee may elect to make contributions of 3.5% of such employee’s earnings. Amounts contributed by the Company range from 5.5% to 6.0% of such employee’s earnings. During 2003, 2002 and 2001, the Company made contributions to the International Retirement Plans totaling $82,000, $80,000 and $61,000, respectively.

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

	North America		International— Principally Europe		Consolidated
Revenues
2003	$10,556		$9,637		$20,193
2002	13,260		7,974		21,234
2001	11,068		7,219		18,287
Identifiable Assets
2003	$9,100		$4,315		$13,415
2002	11,176		4,520		15,696
Long-Lived Assets
2003	$2,837	(a)	$357	(b)	$3,194
2002	2,968	(a)	472	(b)	3,440
Notes:
(a) All in the U.S.
(b) Primarily in the U.K.

No single customer accounted for greater than 10% of revenues for each of the years ended December 31, 2003, 2002 and 2001, or accounts receivable as of December 31, 2003 and 2002.

(13) Restructuring

To focus the Company on the execution of its sales and marketing strategy and to transition from working in fetal cell research to work in cancer metastasis, and to reduce operating costs, the Company eliminated 15 positions in 1999 at both its United States and United Kingdom facilities. The Company recorded a net restructuring charge for the year of $818,000. The charge was related to the severance costs of the terminated employees ($516,000) and certain costs ($302,000) associated with discontinued products. In December 1999, the Company decided to exit the RxFish reagent business and this resulted in the $302,000 restructuring charge, consisting of $234,000 in costs to be paid to contracted researchers, $48,000 in prepaid license fee and $20,000 in inventory write-off. In 2001 all amounts have been paid against the liability related to the termination benefits for the terminated employees and $289,000 has been paid against the discontinued product liability. During 2002, the final payments of $13,000 were paid.

In January 2002, the Company instituted a series of actions to rationalize its operations to provide a lower operating cost while increasing efficiencies. The Company is still in the process of closing its League City, Texas office and has consolidated its manufacturing and engineering facilities. The Company has not been able to sub-lease its League City, Texas office due to poor market conditions in the Houston, Texas area. The Company recorded a restructuring charge of $220,000 in the first quarter of 2002 that was reflected in the Consolidated Statement of Operations and Comprehensive Loss as a separate line item under operating expenses. This charge is due to the costs of terminating 12 employees ($130,000—five employees in engineering, three in manufacturing, two in administration and two in sales and support) and closing the League City, Texas office ($90,000.) The employee

APPLIED IMAGING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

separation costs were all cash and the costs related to the closure of the League City office were made up of $40,000 in cash charges and $50,000 in non-cash charges. As of December 31, 2002, all payments had been made and the reserve balance was zero. There were no restructuring transactions in 2003.

The following table summarizes the restructuring reserve balances through December 31, 2002 (in thousands):

Restructuring Costs
Restructuring reserve balances at December 31, 2000	$142
Cash payments	(129)

Restructuring reserve balances at December 31, 2001	13
Restructuring charge in 2002	220
Cash payments	(183)
Non cash charges	(50)

Restructuring reserve balances at December 31, 2002	$—

(14) Goodwill

In July 2001, the FASB issued SFAS No. 142 “Goodwill and Other Intangible Assets,” which establishes financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, “Intangible Assets”. The Company has adopted SFAS No. 142 beginning with the first quarter of fiscal 2002. SFAS No. 142 requires that goodwill and intangible assets that have indefinite useful lives will not be amortized but rather they will be tested at least annually for impairment. Intangible assets that have finite useful lives will continue to be amortized over their useful lives. The goodwill test for impairment consists of a two-step process that begins with an estimation of the fair value of a reporting unit. The first step is a screen for potential impairment and the second step measures the amount of impairment, if any. The Company has determined that no impairment of the recorded goodwill exists.

The following table reconciles the Company’s fiscal 2003, 2002 and 2001 net loss, net loss per share—basic and diluted adjusted to exclude goodwill amortization pursuant to SFAS No. 142 to amounts previously reported (in thousands, except per share data):

	Year ended December 31,
	2003	2002	2001
Reported net loss	$(2,132)	$(495)	$(3,725)
Add back: goodwill amortization	—	—	306

Adjusted net loss	$(2,132)	$(495)	$(3,419)

Net loss per share—basic and diluted:
—as reported	$(0.13)	$(0.03)	$(0.25)
—adjusted	$(0.13)	$(0.03)	$(0.23)
Weighted average shares outstanding
—basic and diluted	15,944	15,817	15,191

APPLIED IMAGING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(15) Quarterly Financial Data (unaudited)

The following table shows selected unaudited quarterly financial data for the years ended December 31, 2003 and 2002 (in thousands, except per share data). In the opinion of the Company’s management, this quarterly information has been prepared on the same basis as the financial statements and included all adjustments necessary to present fairly the information for the periods presented. (in thousands):

	Fiscal 2003 Quarter Ended
	March 31,	June 30,	September 30,	December 31,
Total revenues	$5,415	$4,815	$4,833	$5,130
Operating loss	(264)	(366)	(796)	(712)
Net loss	(268)	(331)	(797)	(736)
Net loss per share—basic and diluted	$(0.02)	$(0.02)	$(0.05)	$(0.05)

	Fiscal 2002 Quarter Ended
	March 31,	June 30,	September 30,	December 31,
Total revenues	$4,847	$5,345	$5,541	$5,501
Operating loss	(435)	124	168	(288)
Net income (loss)	(492)	150	131	(284)
Net income (loss) per share
—basic and diluted	$(0.03)	$0.01	$0.01	$(0.02)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

Certain information required by Part III is omitted from this Report on Form 10-K in that the Registrant will file a definitive proxy statement within 120 days after the end of its fiscal year pursuant to Regulation 14A with respect to the 2003 Annual Meeting of Stockholders (the “Proxy Statement”) and certain information included therein is incorporated herein by reference.

ITEM 9A.	DISCLOSURE CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Based on their evaluation as of the end of the period covered by this Report, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting or in other factors during the last fiscal quarter of 2003 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to the information under the caption “Certain Transactions” in the Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the information under the caption “Principal Accountant Fees and Services” in the Proxy Statement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1. Consolidated Financial Statements

The following Financial Statements of Applied Imaging Corp. and Report of PricewaterhouseCoopers LLP, have been provided as Item 8, above:

2. Financial Statement Schedule

The financial statement schedule entitled “ Valuation and Qualifying Accounts” is included at page 62 of this Form 10-K.

All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or the notes thereto.

3. Exhibits

Refer to (c) below.

(b) Reports on Form 8-K

i.	On October 29, 2003, we filed a Current Report on Form 8-K which contained as an exhibit a copy of our press release announcing earnings for the third quarter of fiscal 2003. This report inadvertently omitted the Form 8-K header.
ii.	On October 30, 2003, we filed a Current Report on Form 8-K/A which contained as an exhibit a copy of our press release announcing earnings for the third quarter of fiscal 2003.
iii.	On November 4, 2003, we filed a Current Report on Form 8-K/A which contained as an exhibit a copy of a transcript of our conference call held on October 29, 2003.

(c) Exhibits

Exhibit No.		Description
3.1	(1)	Restated Certificate of Incorporation of the Registrant.

3.2	(2)	Bylaws of the Registrant as amended.

3.3	(12)	Certificate of Amendment of the Certificate of Incorporation of the Registrant.

4.1	(1)	Specimen Common Stock Certificate.

4.3	(3)	Preferred Shares Rights Agreement dated as of May 29, 1998, between the Registrant and Norwest Bank Minnesota, N.A. including the form of Rights Certificate, the Certificate of Designation and the summary of Rights attached thereto as Exhibits A, B, and C, respectively.

10.1	(1)	Form of Indemnification Agreement for directors and officers.

10.2	(b)(4)	1998 Incentive Stock Option Plan and form of Stock Option Agreement thereunder.

10.4	(1)	Employee Stock Purchase Plan.

Exhibit No.	Description

10.5(1)	Amended and Restated Registration Rights Agreements.

10.9(9)	Lease dated July 1998 between Bio Science Center and Applied Imaging International Ltd.

10.18(1)	Development Agreement dated February 5, 1996 between EM Industries and Registrant.

10.21(2)	License Agreement dated October 24, 1997 between Cambridge University and the Registrant.

10.23(b)(5)	Stock and Warrant Purchase Agreement dated May 22, 1997 between the registrant and certain investors

10.24(6)	Form of Stock Purchase Agreement between the Registrant and certain investors used in connection with sales of Common Stock on July 7 and July 15, 1998.

10.25(7)	Asset Purchase, License and Distribution Agreement between the Company and Vysis, Inc. dated July 16,1999.

10.26(8)	Form of Stock Purchase Agreement between Applied Imaging Corp. and certain investors dated October 27, 1999 and October 29, 1999.

10.27(8)	Form of Stock Purchase Agreement between Applied Imaging Corp. and certain investors, dated December 13, 2000.

10.28(8)	Form of Warrant between Applied Imaging Corp. and certain investors, dated December 14, 2000.

10.34(10)	Lease renewal to the Registrant’s headquarters in Santa Clara, CA dated April 10, 2001.

10.35(10)	Loan Modification Agreement dated June 21, 2001 between Registrant, Applied Imaging International Limited and Silicon Valley Bank.

10.36(11)	Loan and Security Agreement dated September 28, 2001 between Registrant and Silicon Valley Bank.

10.37(11)	Amendment to Loan Documents dated September 28, 2001 between Registrant and Silicon Valley Bank.

10.38(12)	Intellectual Property Mortgage and Security Agreement dated September 28, 2001 between Registrant and Silicon Valley Bank.

10.39(12)	Employment Letter Agreement dated October 19, 2001 between the Company and Carl Hull.

10.40(12)	Employment Letter Agreement dated October 19, 2001 between the Company and Jack Goldstein.

10.41(12)	Form of Employment Letter Agreement dated October 19, 2001 between the Company and its Vice Presidents.

10.42(12)	Retention Agreement

10.43(13)	Amendment to Loan Documents dated August 15, 2002 between Registrant and Silicon Valley Bank.

10.44(13)	Amendment to Loan Documents dated September 28, 2001 between Registrant and Silicon Valley Bank.

10.45(14)	Amendment to Loan Documents dated January 31, 2003 between Registrant and Silicon Valley Bank.

10.46(14)	Retention Incentive Program as amended on February 13, 2002.

10.47(15)	Amendment to Loan Documents dated September 3, 2003 between Registrant and Silicon Valley Bank.

10.48*	Employment Letter Agreement dated October 10, 2003 between the Company and Robin Stracey.

10.49	Stand-Alone Stock Option Agreement dated November 17, 2003 between the Company and Robin Stracey.

Exhibit No.	Description

10.50	Amendment to Loan Documents dated December 31, 2003 between Registrant and Silicon Valley Bank.

10.51	Amendment to Loan Documents dated March 24, 2004 between Registrant and Silicon Valley Bank.

10.52	Lease dated January 27, 2004 between the Company and DMV SUB 4, LLC

10.53	Amendment to Loan Documents dated March 31, 2004 between Registrant and Silicon Valley Bank.

14.1	Code of Business Ethics

21.1(1)	List of Subsidiaries of the Registrant.

23.1	Consent of PricewaterhouseCoopers LLP, Independent Accountants.

24.1	Power of Attorney (see page 61)

31.1	Chief Executive Officer’s Certification Pursuant to 15 U.S.C. Section 7241

31.2	Chief Financial Officer’s Certification Pursuant to 15 U.S.C. Section 7241

32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Portions of the Exhibit have been omitted pursuant to a request for confidential treatment.
(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 filed on June 24, 1996, as amended, and incorporated herein by reference.
(2)	Filed as an exhibit to the Company’s Form 10-K405 for the year ending December 31, 1997 and incorporated herein by reference.
(3)	Filed as an exhibit to the Registrant’s Report on Form 8-A12G filed with the Commission on June 5, 1998 and incorporated herein by reference.
(4)	Filed as an exhibit to the Registrant’s Report on Form S-8 filed with the Commission on June 26,1998 and incorporated herein by reference.
(5)	Filed as an exhibit to the Registrant’s Report on form 8-K filed with the Commission on June 4, 1997 and incorporated herein by reference.
(6)	Filed as an exhibit to the Registrant’s Report on Form 8-K filed with the Commission on July 28, 1998 and incorporated herein by reference.
(7)	Filed as an exhibit to the Registrant’s Report on Form 8-K filed with the Commission on July 30, 1999 and incorporated herein by reference.
(8)	Filed as an exhibit to the Registrant’s Report on Form S-3 filed with the Commission on January 25, 2001 and incorporated herein by reference.
(9)	Filed as an exhibit to the Registrant’s Form 10-K405 for the year ending December 31, 1998 and incorporated herein by reference.
(10)	Filed as an exhibit to the Registrant’s Report on Form 10-Q filed with the Commission on August 8, 2001 and incorporated herein by reference.
(11)	Filed as an exhibit to the Registrant’s Report on Form 10-Q filed with the Commission on November 13, 2001 and incorporated herein by reference.
(12)	Filed as an exhibit to the Registrant’s Form 10-K filed with Commission on March 25, 2002 and incorporated herein by reference.
(13)	Filed as an exhibit to the Registrant’s Report on Form 10-Q filed with the Commission on October 30, 2002 and incorporated herein by reference.
(14)	Filed as an exhibit to the Registrant’s Report on Form 10-Q filed with the Commission on May 14, 2003 and incorporated herein by reference.
(15)	Filed as an exhibit to the Registrant’s Report on Form 10-Q filed with the Commission on October 31, 2003 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APPLIED IMAGING CORP.

By:	/s/ CARL HULL
Carl Hull Chief Executive Officer

By:	/s/ BARRY HOTCHKIES
Barry Hotchkies Executive Vice President, Chief Financial Officer

Date: April 2, 2004

KNOW ALL MEN AND WOMEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Carl Hull and Barry Hotchkies, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the U.S. Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact, or his or their substitute or substitutes, may do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signatures	Title	Date

/S/ CARL HULL (Carl Hull)	Chief Executive Officer and Director (Principal Executive Officer)	April 2, 2004

/S/ BARRY HOTCHKIES (Barry Hotchkies)	Chief Financial Officer (Principal Accounting Officer)	April 2, 2004

/S/ JOHN F. BLAKEMORE, JR. (John F. Blakemore, Jr.)	Director	April 2, 2004

/S/ JACK GOLDSTEIN (Jack Goldstein)	Director	April 2, 2004

/S/ ANDRE MARION (Andre Marion)	Director	April 2, 2004

/S/ G. KIRK RAAB (G. Kirk Raab)	Director and Chairman of the Board	April 2, 2004

/S/ PABLO VALENZUELA (Pablo Valenzuela)	Director	April 2, 2004

APPLIED IMAGING CORP.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

	Balance at Beginning of Year	Charged to Costs and Expenses	Write-offs Net of Recoveries	Balance at End of Year
Allowance for doubtful accounts
Year ended December 31, 2003	$306	$(68)	$(158)	$80

Year ended December 31, 2002	$222	$84	$—	$306

Year ended December 31, 2001	$289	$—	$(67)	$222

Provision for excess and obsolete inventory
Year ended December 31, 2003	$819	$48	$(213)	$654

Year ended December 31, 2002	$874	$68	$(123)	$819

Year ended December 31, 2001	$830	$65	$(21)	$874