Form 10-Q
period 2004-03-31
APPLIED IMAGING CORP
filed 2004-05-17
CIK 816066

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Quarterly Period ended March 31, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the 90 days.    Yes  ☒     No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)     Yes  ☐    No  ☒

As of May 12, 2004 there were 19,072,502 shares of the Registrant’s Common Stock outstanding.

APPLIED IMAGING CORP.

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

APPLIED IMAGING CORP. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands)

(Unaudited)

	March 31, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$1,845	$2,047
Restricted cash	183	178
Trade accounts receivable, net	5,204	6,365
Inventories	1,092	1,094
Prepaid expenses and other current assets	795	537

Total current assets	9,119	10,221
Property and equipment, net	818	812
Goodwill	2,364	2,364
Other assets	52	18

Total assets	$12,353	$13,415

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,496	$1,491
Accrued expenses	1,966	1,888
Bank debt	1,111	1,728
Deferred revenue, current	3,621	3,543
Other current liabilities	100	—

Total current liabilities	8,294	8,650
Deferred revenue, non-current	430	467

Total liabilities	8,724	9,117

Stockholders’ equity:
Common stock	16	16
Additional paid-in capital	49,209	49,207
Accumulated other comprehensive loss	(367)	(367)
Accumulated deficit	(45,229)	(44,558)

Total stockholders’ equity	3,629	4,298

Total liabilities and stockholders’ equity	$12,353	$13,415

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APPLIED IMAGING CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

and Comprehensive Income (Loss)

(in thousands, except per share data)

(Unaudited)

	Three months ended March 31,
	2004	2003
Revenues	$4,849	$5,415
Cost of revenues	1,840	2,164

Gross profit	3,009	3,251

Operating expenses:
Research and development	891	847
Sales and marketing	1,707	1,855
General and administrative	1,037	813

Total operating expenses	3,635	3,515

Operating loss	(626)	(264)
Other expense, net	(45)	(4)

Net loss	$(671)	$(268)

Net loss per share
—basic and diluted	$(0.04)	$(0.02)

Weighted average shares outstanding
—basic and diluted	15,962	15,913

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APPLIED IMAGING CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three months ended March 31,
	2004	2003
Cash flows from operating activities:
Net loss	$(671)	$(268)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	141	166
Provision for doubtful accounts	—	(43)
Changes in operating assets and liabilities:
Trade accounts receivable	1,161	906
Inventories	2	253
Prepaid expenses and other current assets	(258)	(136)
Accounts payable	5	(757)
Accrued expenses	78	(68)
Deferred revenue	41	(266)
Other current liabilities	100	—

Net cash provided by (used in) operating activities:	599	(213)

Cash flows from investing activities:
Restricted cash	(5)	(1)
Purchases of property and equipment	(147)	(132)
Other assets	(34)	—

Net cash used in investing activities:	(186)	(133)

Cash flows from financing activities:
Net proceeds from issuance of common stock	2	—
Bank and other loan proceeds	2,781	3,441
Bank and other loan payments	(3,398)	(4,132)

Net cash used in financing activities:	(615)	(691)

Net decrease in cash and cash equivalents	(202)	(1,037)
Cash and cash equivalents at beginning of period	2,047	2,897

Cash and cash equivalents at end of period	$1,845	$1,860

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APPLIED IMAGING CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1—Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of Applied Imaging Corp. and subsidiaries (the “Company”, “we”, “us”, “our”) for the three months ended March 31, 2004 and 2003. These financial statements are unaudited and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of our financial position, operating results and cash flows for those interim periods presented. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of results to be expected for the fiscal year ending December 31, 2004. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, for the year ended December 31, 2003, contained in our 2003 annual report on Form 10-K.

Liquidity:    We expect negative cash flow from operations through at least 2004, as we continue research and development of new applications for our OncoPathTM systems, conduct clinical trials required for the U.S. Food and Drug Administration (“FDA”) clearance of new products, litigate against ChromaVision, expand our marketing, sales and customer support capabilities, and add additional infrastructure. We currently estimate that our capital resources will enable us to meet our capital needs for at least the next twelve months.

However, expenditures required to achieve growth and profitability in the long term may be greater than projected or the cash flow generated from operations may be less than projected. As a result, our long-term capital needs may require us to try to obtain additional funds through equity or debt financing, collaborative or other arrangements with other companies, bank financing and other sources. We have expended and will continue to expend substantial amounts of money for research and development, litigation, preclinical testing, conducting clinical trials for FDA clearance of new products, capital expenditures, working capital needs and manufacturing and marketing of our products. Our future research and development efforts, in particular, are expected to include development of additional applications of our current cytogenetic products and additional applications for the OncoPath™ systems, which may require additional funds.

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

We established a loan agreement with Silicon Valley Bank (SVB) on September 28, 2001. This new facility replaced a three-year term loan and a revolving line of credit that had an outstanding balance of $1.2 million on September 28, 2001. The new loan agreement provided the capability to borrow up to $2.0 million based on the level of certain of our North American accounts receivable and inventories. On August 15, 2002 and on October 4, 2002, the loan agreement was amended to extend the term of the loan for an additional year, through September 27, 2003, to increase borrowing capability to $3.5 million (based on the level of certain of our North American accounts receivable) and to increase the requirement for us to maintain a minimum level of tangible net worth. On September 3, 2003, the loan agreement was amended to extend the term of the loan for an additional year, through September 26, 2004, and to establish the minimum level of net tangible worth that we had to maintain through the end of the loan agreement. We were not in compliance with the covenant requiring us to maintain $2.2 million in minimum tangible net worth at December 31, 2003 and we obtained a waiver for this covenant violation and potential non-compliance with the minimum net tangible worth covenant in January and February 2004. On March 31, 2004, the loan agreement was amended to extend the term of the loan through March 31, 2005 and to establish the minimum level of net tangible worth that we had to maintain through the end of the loan agreement. We were in compliance with the loan covenant at March 31, 2004.

At March 31, 2004, we had used $1,111,000 of the facility with $1,005,000 available but not used. The interest rate on the facility was 6.0% at March 31, 2004, computed as the SVB prime rate plus 2.0 percent. The loan is collateralized by substantially all of the assets of the U.S. corporation and requires maintenance of a minimum level of tangible net worth. Other loan covenants include the need to maintain insurance on our property, monthly reporting to SVB, the need to obtain SVB approval for any extraordinary action and a limitation on the U.S. corporation’s ability to transfer more than $600,000 to a subsidiary.

We collateralize various credit card and bank guarantees (used for customs clearance purposes) with cash deposits at an international bank in the United Kingdom. This amounted to £100,000 ($183,000) at March 31, 2004.

NOTE 2—Inventories (in thousands)

Balance as of	March 31, 2004	December 31, 2003
Raw materials	$942	$994
Work in process	61	25
Finished goods	89	75

Total	$1,092	$1,094

NOTE 3—Net income (loss) per share

The computation of basic and diluted net loss per share (“EPS”) for the three months ended March 31, 2004 and March 31, 2003 is determined by dividing net loss as reported as the numerator by the number of shares included in the denominator as shown in the following table (in thousands):

	Three months ended March 31,
	2004	2003
Weighted average shares outstanding—basic	15,962	15,913
Dilutive shares—stock options	—	—
Dilutive shares—warrants	—	—

Weighted average shares outstanding—diluted	15,962	15,913

Securities excluded from the computation of EPS because their effect on EPS was antidilutive, but could dilute basic EPS in future periods are as follows (in thousands):

	March 31,
	2004	2003
Options	3,277	3,153
Warrants	800	1,222

Total	4,077	4,375

NOTE 4—Stock Based Compensation

We account for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” Under APB No. 25, compensation expense is based on the difference, if any, between the fair value of our stock and the exercise price on the date of the grant.

We have adopted the pro forma disclosure provisions of Statement of Financial Accounting Standards (“SFAS”) No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosure—An amendment of FASB No. 123” for the 1998 Stock Plan and Employee Stock Purchase Plan. The fair value of the stock options granted to employees is calculated using the Black-Scholes option pricing model as of the date of grant. Had compensation cost for our stock-based compensation plans been determined in a manner consistent with the fair value approach described in SFAS No. 123, our net loss and net loss per share as reported would have been changed to the pro forma amounts indicated below (in thousands, except per share data):

	Three months ended March 31,
	2004	2003
Net loss:
As reported	$(671)	$(268)
Stock-based employee compensation expense determined under fair-value method	(174)	(201)

Pro forma	$(845)	$(469)

Net loss per share:
As reported—basic and diluted	$(0.04)	$(0.02)

Pro forma—basic and diluted	$(0.05)	$(0.03)

The fair value of each option is estimated on the date of grant using the fair value method with the following weighted-average assumptions:

	Three months ended March 31,
	2004	2003
Risk-free interest rate	2.03%	2.07%
Expected life (in years)	3	3
Dividend yield	—%	—%
Expected volatility	74%	83%

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

Changes in product warranty obligations for the three months ended March 31, 2004 and March 31, 2003 are as follows (in thousands):

	2004	2003
Balance as of beginning of quarter	$102	$127
Add accruals for warranties issued	56	29
Less costs incurred under warranties issued	(20)	(7)

Balance as of end of quarter	$138	$149

NOTE 6—Other Income (Expense)

The details of other income (expense) are shown below (in thousands):

	Three months ended March 31,
	2004	2003
Interest income	$4	$6
Interest expense	(22)	(32)
Foreign exchange gain (loss)	(26)	18
Income taxes	(4)	(3)
Miscellaneous	3	7

Total	$(45)	$(4)

NOTE 7—Recent Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board (“FASB”) issued a revised FASB Interpretation No. 46 (“FIN 46R”), “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.” The FASB published the revision to clarify and amend some of the original provisions of FIN 46, which was issued in January 2003, and to exempt certain entities from its requirements. A variable interest entity (“VIE”) refers to an entity subject to consolidation according to the provisions of this Interpretation. FIN 46R applies to entities whose equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support provided by any parties, including equity holders, or where the equity investors (if any) do not have a controlling financial interest. FIN 46R provides that if an entity is the primary beneficiary of a VIE, the assets, liabilities, and results of operations of the VIE should be consolidated in the entity’s financial statements. In addition, FIN 46R requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE provide additional disclosures. The provisions of FIN 46R were effective for the Company’s fiscal 2004 first quarter. The adoption of FIN 46R did not have a material impact on our financial position or results of operations.

NOTE 8—Commitments and Contingencies

On February 24, 2004 we received notice of a lawsuit alleging patent infringement filed against us by ChromaVision Medical Systems, Inc. The lawsuit, as subsequently amended, claims that our Ariol™ system infringes on four ChromaVision patents. ChromaVision is seeking unspecified damages, as well as an injunction barring us from, among other things, making, using, or selling any device in the United States that incorporates ChromaVision’s patented technology.

On April 15, 2004, we filed a motion in the United States District Court for the Southern District of California to transfer the litigation to the United States District Court for the Northern District of California, based in the San Francisco Bay Area. A hearing has been scheduled by the court on this motion for May 24, 2004.

On April 20, 2004, we responded to ChromaVision’s complaint by denying ChromaVision’s infringement allegations and by asserting the invalidity of ChromaVision’s alleged patents, trademarks and copyrights. In addition, we are countersuing ChromaVision for infringing our valid US Patent 6,633,662. We are seeking an injunction against ChromaVision’s continued manufacture, sale and use of the Automated Cellular Imaging System (ACIS®) in the United States and enhanced economic damages for ChromaVision’s willful infringement. We have also asserted claims against ChromaVision for intentionally interfering with our relationships with our customers, unfair competition and false advertising under the Lanham Act, as well as misappropriation of trade secrets.

Because of the inherent complexity and unpredictable nature of patent litigation we are not able to make any predictions regarding the outcome of this litigation. As a result, we have not made any provisions for either a favorable or unfavorable outcome to this litigation.

NOTE 9—Subsequent Events

On April 13, 2004, we completed the private placement of 3.1 million shares of common stock and warrants to purchase 620,000 additional shares of common stock for an aggregate purchase price of $4.25 million. Each warrant is exercisable for one share of common stock at an exercise price of $1.70 per share, from six months following the closing date of April 13, 2004 until October 13, 2009.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the attached unaudited condensed consolidated financial statements and notes, and with our audited financial statements and notes for the fiscal year ended December 31, 2003.

This quarterly report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Our actual results could differ materially from those predicted in the forward-looking statements as a result of risks and uncertainties including, but not limited to, those discussed in this quarterly report and those discussed under “Item 1—Business, Additional Factors That Might Affect Future Results,” commencing on page 12 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003. You should not rely on these forward-looking statements, which reflect our position as of the date of this report. We are under no obligation to revise or update any forward-looking statements.

Results of Operations

Revenues.    Our revenues are derived primarily from the sale of systems, service contracts, software maintenance and grant revenues. Revenues for the three months ended March 31, 2004 were $4.8 million compared to $5.4 million for the corresponding period in 2003. The decrease in revenues in the quarter was due primarily to lower international sales caused by weakness in several of our international markets.

Sales of systems were $3.6 million in the three months ended March 31, 2004, compared to $4.1 million for the corresponding period in 2003. The decrease in system revenues in the current quarter was due primarily to lower international sales caused by weakness in several of our international markets.

Service contract, software maintenance and grant revenues were $1,256,000 in the three months ended March 31, 2004, essentially the same level as in the corresponding period in 2003 ($1,300,000).

Cost of revenues.    Cost of revenues includes direct material and labor costs, manufacturing overhead, installation costs, warranty-related expenses and service and application support expenses. Costs of revenues for the three months ended March 31, 2004 were $1.8 million, compared to $2.2 million for the corresponding period in 2003. Cost of revenues, as a percentage of total revenues, for the three months ended March 31, 2004 were 38% compared to 40% for the corresponding prior year period. The decrease is primarily due to the sale of a number of our Ariol™ systems during the first quarter of 2003 at a lower gross margin percent for market development purposes. There were no such sales during the first quarter of 2004.

Research and development expenses.    Research and development expenses for the three months ended March 31, 2004 were $891,000, compared to $847,000 in the comparative prior year period. This increase in the first quarter is due primarily to $46,000 in costs associated with additional research staff in the U.S.

Sales and marketing expenses.    Sales and marketing expenses for the three months ended March 31, 2004 were $1.7 million, compared to $1.9 million in the comparative prior year period. The decline was due primarily to lower commissions paid to our distributors outside North America.

General and administrative expenses.    General and administrative expenses for the first quarter of 2004 were $1.0 million, compared to $813,000 in the comparative prior year quarter. The increase in general and administrative expenses in the first quarter was primarily attributable to outside professional accountant services of $105,000 and $80,000 for additional personnel costs in the U.S.

Other expense    The other expense of $45,000 in the first quarter of 2004 was due primarily to interest expense of $22,000 and foreign exchange losses of $26,000. Other expense of $4,000 in the first three months of 2003 was primarily comprised of $32,000 in interest expense payable on our bank borrowings and $18,000 of foreign currency gains. The foreign currency losses incurred in the first three months of 2004 were due to the impact of the weakening of the U.S. dollar versus foreign currencies on the translation of various balance sheet items from foreign currencies into the U.S. dollar. The foreign currency gains incurred in the first three months of 2003 were due to the impact of the strengthening of the U.S. dollar versus the foreign currencies on the translation of various balance sheet items from foreign currencies into the U.S. dollar.

Liquidity and Capital Resources

At March 31, 2004, we had cash, cash equivalents and restricted cash of $2.0 million and working capital of $825,000, compared to $2.2 million and $1.6, million, respectively, at December 31, 2003. Restricted cash, which collateralizes various credit card and bank guarantees in the United Kingdom, amounted to $183,000 at March 31, 2004 and $178,000 at December 31, 2003.

Cash provided by operations for the three months ended March 31, 2004 was $599,000, compared to cash used in operations of $213,000 for the first three months of 2003. Changes in the components of cash used in operations included: an increase in net loss amounting to $403,000 (a net loss of $671,000 in the first three months of 2004 versus a net loss of $268,000 in the first three months of 2003), and decreased requirements for trade accounts receivables of $255,000 (a decrease of $1.2 million in the first quarter of 2004 reflecting improved collections versus a decrease of $906,000 in the first three months of 2004) and for inventories of $251,000 (a decrease of $2,000 in 2004 and a decrease of $253,000 in 2003 reflecting a reduction in the components that had been built up for new products.) Accounts payable increased $762,000 (an increase of $5,000 in the first three months of 2004 and a decrease of $757,000 in 2003). The decrease in the first quarter of 2003 was due primarily to a reduction in accounts payable to vendors supplying system components, reflecting lower inventory at the end of the quarter.

Trade accounts receivable as a percent of first quarter revenues were 107% at March 31, 2004, compared to 116% at March 31, 2003 and 124% at December 31, 2003, reflecting improved collections in the quarter. This strong relationship between quarter-end receivables and that quarter’s sales is primarily due to the fact that most of our sales occur late in the quarter as is typical of a capital equipment business. Although our payment terms are net 30 days, certain customers, specifically government, university, Asian and European customers, tend to take longer to pay their receivable balances.

Cash used in investing activities was $186,000 in the first three months of 2004, compared to $133,000 in the first three months of 2003. We invested $147,000 for purchases of capital equipment in the first three months of 2004, compared to $132,000 in the first three months of 2003.

Cash used in financing activities was $615,000 in the first three months of 2004, compared to $691,000 in the first three months of 2003. In both quarters, this was primarily due to repayments on our bank line with Silicon Valley Bank (SVB).

We established a loan agreement with SVB on September 28, 2001. This new facility replaced a three-year term loan and a revolving line of credit that had an outstanding balance of $1.2 million on September 28, 2001. The new loan agreement provided the capability to borrow up to $2.0 million based on the level of certain of our North American accounts receivable and inventories. On August 15, 2002 and on October 4, 2002, the loan agreement was amended to extend the term of the loan for an additional year, through September 27, 2003, to increase borrowing capability to $3.5 million (based on the level of certain of our North American accounts receivable) and to increase the requirement for us to maintain a minimum level of tangible net worth. On September 3, 2003, the loan agreement was amended to extend the term of the loan for an additional year, through September 26, 2004, and to establish the minimum level of net tangible worth that we had to maintain through the end of the loan agreement. We were not in compliance with the covenant requiring us to maintain $2.2 million in minimum tangible net worth at December 31, 2003 and we obtained a waiver for this covenant violation and potential non-compliance with the minimum net tangible worth covenant in January and February, 2004. On March 31, 2004, the loan agreement was amended to extend the term of the loan through March

31, 2005 and to establish the minimum level of net tangible worth that we had to maintain through the end of the loan agreement.

We were in compliance with the loan covenant at March 31, 2004.

At March 31, 2004, we had used $1,111,000 of the facility with $1,005,000 available but not used. The interest rate on the facility was 6.0% at March 31, 2004, computed as the SVB prime rate plus 2 percent. The loan is collateralized by substantially all of the assets of the U.S. corporation and requires maintenance of a minimum level of tangible net worth. Other loan covenants include the need to maintain insurance on our property, monthly reporting to SVB, the need to obtain SVB approval for any extraordinary action and a limitation on the U.S. corporation’s ability to transfer more than $600,000 to a subsidiary.

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

We collateralize various credit card and bank guarantees (used for customs clearance purposes) with cash deposits at an international bank in the United Kingdom. This amounted to £100,000 ($183,000) at March 31, 2004.

We expect negative cash flow from operations through at least 2004, as we continue research and development of new applications for our OncoPathTM systems, conduct clinical trials required for the U.S. Food and Drug Administration (“FDA”) clearance of new products, litigate against ChromaVision, expand our marketing, sales and customer support capabilities, and add additional infrastructure. We currently estimate that our capital resources will enable us to meet our capital needs for at least the next twelve months.

However, expenditures required to achieve growth and profitability in the long term may be greater than projected or the cash flow generated from operations may be less than projected. As a result, our long-term capital needs may require us to try to obtain additional funds through equity or debt financing, collaborative or other arrangements with other companies, bank financing and other sources. We have expended and will continue to expend substantial amounts of money for research and development, preclinical testing, conducting clinical trials for FDA clearance of new products, capital expenditures, working capital needs and manufacturing and marketing of our products. Our future research and development efforts, in particular, are expected to include development of additional applications of our current cytogenetic products and additional applications for the OncoPath™ systems, which may require additional funds.

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

We prepare our financial statements in conformity with accounting principles generally accepted in the United States of America. These principles are subject to interpretation by the Securities and Exchange Commission (the “SEC”) and various bodies formed to interpret and create appropriate accounting policies. A change in these policies can have a significant effect on our reported results and may even retroactively affect previously reported transactions. In particular, changes to FASB guidelines relating to accounting for stock-based compensation will likely increase our compensation expense, could make our net income less predictable in any given reporting period and could change the way we compensate our employees or cause other changes in the way we conduct our business.

Recent Accounting Pronouncements

In December 2003, the FASB issued a revised FASB Interpretation No. 46 (“FIN 46R”), “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.” The FASB published the revision to clarify and amend some of the original provisions of FIN 46, which was issued in January 2003, and to exempt certain entities from its requirements. A variable interest entity (“VIE”) refers to an entity subject to consolidation according to the provisions of this Interpretation. FIN 46R applies to entities whose equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support provided by any parties, including equity holders, or where the equity investors (if any) do not have a controlling financial interest. FIN 46R provides that if an entity is the primary beneficiary of a VIE, the assets, liabilities, and results of operations of the VIE should be consolidated in the entity’s financial statements. In addition, FIN 46R requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE provide additional disclosures. The provisions of FIN 46R are effective for the Company’s fiscal 2004 first quarter. The adoption of FIN 46R did not have a material impact on our financial position or results of operations.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk Derivatives and Financial Instruments.

For the three months ended March 31, 2004, there were no material changes from the disclosures made in our Form 10-K for the year ended December 31, 2003. We maintain our funds as cash or cash equivalents, primarily in money market investments with a maturity of less than 90 days. We invested these funds at an average interest rate of 0.85% during the first quarter of 2004. These investments are not subject to interest rate risk.

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

PART I—OTHER INFORMATION

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

On March 19, 2004, we filed a Current Report on Form 8-K which contained as an exhibit a copy of our press release announcing earnings for the fourth quarter of fiscal 2003.

APPLIED IMAGING CORP.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

APPLIED IMAGING CORP. (Registrant)

Date: May 17, 2004	By:	/s/ CARL HULL
Carl Hull Chief Executive Officer

Date: May 17, 2004	By:	/s/ BARRY HOTCHKIES
Barry Hotchkies Vice President, Chief Financial Officer