Form 10-K/A
period 2003-12-31
APPLIED IMAGING CORP
filed 2004-06-07
CIK 816066

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2003

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 0-21371

APPLIED IMAGING CORP.

(Exact name of registrant as specified in its charter)

Delaware	77-0120490
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

120 Baytech Dr. San Jose, California (Address of principal executive offices)	95134 (Zip Code)

Registrant’s telephone number, including area code:    (408) 719-6400

Securities registered pursuant to Section 12(b) of the Act:    None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value

(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the 90 days. Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒

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

APPLIED IMAGING CORP.

Item No.		Page

PART IV
Item 15	Exhibits Financial Statement Schedules and Reports on Form 8-K	3

	Signatures	4

2

EXPLANATORY NOTE

On April 5, 2004 we filed our Annual Report on Form 10-K for the fiscal year ended December 31, 2003. We hereby amend such Form 10-K by filing unredacted Exhibit 10.48, as to which we have withdrawn our request for confidential treatment. We have made no further changes to the previously filed Form 10-K.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

3.	Exhibits

10.48	Employment Letter Agreement dated October 10, 2003 between the Company and Robin Stracey. (1)

(1)	Filed with this Form 10-K/A

3

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 7th day of June, 2004.

APPLIED IMAGING CORP.

By:	/s/ CARL HULL
Carl Hull Chief Executive Officer

Date: April 2, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signatures	Title	Date

/S/ CARL HULL (Carl Hull)	Chief Executive Officer and Director (Principal Executive Officer)	June 7, 2004

/S/ BARRY HOTCHKIES (Barry Hotchkies)	Chief Financial Officer (Principal Accounting Officer)	June 7, 2004

/S/ JOHN F. BLAKEMORE, JR.* (John F. Blakemore, Jr.)	Director	June 7, 2004

/S/ JACK GOLDSTEIN* (Jack Goldstein)	Director	June 7, 2004

/S/ ANDRE MARION* (Andre Marion)	Director	June 7, 2004

/S/ G. KIRK RAAB* (G. Kirk Raab)	Director and Chairman of the Board	June 7, 2004

/S/ PABLO VALENZUELA* (Pablo Valenzuela)	Director	June 7, 2004

* By	/s/ CARL HULL

Carl Hull Attorney-in-Fact

4