Form 10-K/A
period 2003-12-31
APPLIED IMAGING CORP
filed 2004-06-07
CIK 816066

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

APPLIED IMAGING CORP.

By:	/s/ BARRY HOTCHKIES
Barry Hotchkies Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signatures	Title	Date

/S/ CARL HULL* (Carl Hull)	Chief Executive Officer and Director (Principal Executive Officer)	June 7, 2004

/S/ BARRY HOTCHKIES (Barry Hotchkies)	Chief Financial Officer (Principal Accounting Officer)	June 7, 2004

/S/ JOHN F. BLAKEMORE, JR.* (John F. Blakemore, Jr.)	Director	June 7, 2004

/S/ JACK GOLDSTEIN* (Jack Goldstein)	Director	June 7, 2004

/S/ ANDRE MARION* (Andre Marion)	Director	June 7, 2004

/S/ G. KIRK RAAB* (G. Kirk Raab)	Director and Chairman of the Board	June 7, 2004

/S/ PABLO VALENZUELA* (Pablo Valenzuela)	Director	June 7, 2004

* By	/s/ BARRY HOTCHKIES
Barry Hotchkies Attorney-in-Fact

4