Form 10-Q
period 2004-06-30
APPLIED IMAGING CORP
filed 2004-08-13
CIK 816066

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Quarterly Period ended June 30, 2004

OR

☐	Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Transition Period From              To             .

Commission File Number: 0-21371

APPLIED IMAGING CORP.

(Exact name of registrant as specified in its charter)

Delaware	77-0120490
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

120 Baytech Drive,

San Jose, California 95134

(Address of principal executive offices including zip code)

(408) 719-6400

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

As of August 10, 2004 there were 19,072,502 shares of the Registrant’s Common Stock outstanding.

APPLIED IMAGING CORP.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

APPLIED IMAGING CORP. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited, in thousands)

	June 30, 2004	December 31, 2003
ASSETS

Current assets:
Cash and cash equivalents	$4,882	$2,047
Restricted cash	181	178
Trade accounts receivable, net	4,516	6,365
Inventories	1,353	1,094
Prepaid expenses and other current assets	1,196	537

Total current assets	12,128	10,221
Property and equipment, net	1,204	812
Goodwill	2,364	2,364
Other assets	52	18

Total assets	$15,748	$13,415

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,922	$1,491
Accrued expenses	1,794	1,888
Bank debt	640	1,728
Deferred revenue, current	3,995	3,543
Deferred rent incentive	723	—

Total current liabilities	9,074	8,650

Deferred revenue, non-current	361	467

Total liabilities	9,435	9,117

Stockholders’ equity:
Common stock	19	16
Additional paid-in capital	53,074	49,207
Accumulated other comprehensive loss	(367)	(367)
Accumulated deficit	(46,413)	(44,558)

Total stockholders’ equity	6,313	4,298

Total liabilities and stockholders’ equity	$15,748	$13,415

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APPLIED IMAGING CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Revenues	$4,130	$4,815	$8,979	$10,230
Cost of revenues	1,702	2,001	3,542	4,165

Gross profit	2,428	2,814	5,437	6,065

Operating expenses:
Research and development	844	934	1,735	1,781
Sales and marketing	1,630	1,790	3,337	3,645
General and administrative	1,093	456	2,130	1,269

Total operating expenses	3,567	3,180	7,202	6,695

Operating loss	(1,139)	(366)	(1,765)	(630)

Other income (expense), net	(45)	35	(90)	31

Net loss	$(1,184)	$(331)	$(1,855)	$(599)

Net loss per share - basic and diluted	$(0.06)	$(0.02)	$(0.11)	$(0.04)

Weighted average shares outstanding - basic and diluted	18,622	15,940	17,292	15,927

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APPLIED IMAGING CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six months ended June 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(1,855)	$(599)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	293	321
Provision for doubtful accounts	—	(100)
Loss on sale of property and equipment	—	2
Changes in operating assets and liabilities:
Trade accounts receivable	1,849	1,830
Inventories	(259)	257
Prepaid expenses and other current assets	(659)	(219)
Accounts payable	431	(300)
Accrued expenses	(94)	14
Deferred revenue	346	(143)
Deferred rent incentive	723	—

Net cash provided by operating activities:	775	1,063

Cash flows from investing activities:
Restricted cash	(3)	(9)
Purchases of property and equipment	(685)	(173)
Other	(34)	—

Net cash used in investing activities:	(722)	(182)

Cash flows from financing activities:
Net proceeds from issuance of common stock	3,870	55
Bank loan proceeds	5,675	6,511
Bank loan payments	(6,763)	(7,237)

Net cash provided by (used in) financing activities:	2,782	(671)

Net increase in cash and cash equivalents	2,835	210

Cash and cash equivalents at beginning of period	2,047	2,897

Cash and cash equivalents at end of period	$4,882	$3,107

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APPLIED IMAGING CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of Applied Imaging Corp. and subsidiaries (the “Company”, “we”, “us”, “our”) for the three and six months ended June 30, 2004 and 2003. These financial statements are unaudited and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of our financial position, operating results and cash flows for those interim periods presented. The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of results to be expected for the fiscal year ending December 31, 2004. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, for the year ended December 31, 2003, contained in our 2003 annual report on Form 10-K.

Liquidity: We expect negative cash flow from operations through at least 2004, as we continue research and development of new applications for our OncoPath™ systems, conduct clinical trials required for the U.S. Food and Drug Administration (“FDA”) clearance of new products, litigate against ChromaVision, expand our marketing, sales and customer support capabilities, expand our program to detect circulating tumor cells in peripheral blood and add additional infrastructure. We currently estimate that our capital resources will enable us to meet our capital needs for operating and investing activities for at least the next twelve months.

However, expenditures required to achieve growth and profitability in the long term may be greater than projected or the cash flow generated from operations may be less than projected. As a result, our long-term capital needs may require us to try to obtain additional funds through equity or debt financing, collaborative or other arrangements with other companies, bank financing and other sources. We have expended and will continue to expend substantial amounts of money for research and development, litigation, preclinical testing, conducting clinical trials for FDA clearance of new products, capital expenditures, working capital needs and manufacturing and marketing of our products. Our future research and development efforts, in particular, are expected to include development of additional applications of our current cytogenetic products, additional applications for the OncoPath™ systems and an expanded program to detect circulating tumor cells in peripheral blood, which may require additional funds.

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

On April 13, 2004, we completed the private placement of 3.1 million shares of common stock and warrants to purchase 620,000 additional shares of common stock for an aggregate purchase price of $4.25 million. We received approximately $3.9 million net after expenses associated with the placement. Each warrant is exercisable for one share of common stock at an exercise price of $1.70 per share, from six months following the closing date of April 13, 2004 until October 13, 2009.

We established a loan agreement with Silicon Valley Bank (SVB) on September 28, 2001. This new facility replaced a three-year term loan and a revolving line of credit that had an outstanding balance of $1.2 million on September 28, 2001. The new loan agreement provided the capability to borrow up to $2.0 million based on the level of certain of our North American accounts receivable and inventories. On August 15, 2002 and on October 4, 2002, the loan agreement was amended to extend the term of the loan for an additional year, through September 27, 2003, to increase borrowing capability to $3.5 million (based on the level of certain of our North American accounts receivable) and to increase the requirement for us to maintain a minimum level of tangible net worth. On September 3, 2003, the loan agreement was amended to extend the term of the loan for an additional year, through September 26, 2004, and to establish the minimum level of net tangible worth that we had to maintain through the end of the loan agreement. We were not in compliance with the covenant requiring us to maintain $2.2 million in minimum tangible net worth at December 31, 2003 and we obtained a waiver for this covenant violation and potential non-compliance with the minimum net tangible worth covenant in January and February 2004. On March 31, 2004, the loan agreement was amended to extend the term of the loan through March 31, 2005 and to establish the minimum level of net tangible worth that we had to maintain through the end of the loan agreement. We were in compliance with the loan covenant at June 30, 2004.

At June 30, 2004, we had used $640,000 of the facility with $1,291,000 available but not used. The interest rate on the facility was 6.0% at June 30, 2004, computed as the SVB prime rate plus 2.0 percent. The loan is collateralized by substantially all of the assets of the U.S. corporation and requires maintenance of a minimum level of tangible net worth. Other loan covenants include the need to maintain insurance on our property, monthly reporting to SVB, the need to obtain SVB approval for any extraordinary action and a limitation on the U.S. corporation’s ability to transfer more than $600,000 to a subsidiary.

We collateralize various credit card and bank guarantees (used for customs clearance purposes) with cash deposits at an international bank in the United Kingdom. This amounted to £100,000 ($181,000) at June 30, 2004.

NOTE 2 – Inventories (in thousands)

Balance as of	June 30, 2004	December 31, 2003
Raw materials	$1,107	$994
Work in process	157	25
Finished goods	89	75

Total	$1,353	$1,094

NOTE 3 – Net income (loss) per share

The computation of basic and diluted net loss per share (“EPS”) for the three and six months ended June 30, 2004 and June 30, 2003 is determined by dividing net loss as reported as the numerator by the number of shares included in the denominator as shown in the following table (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Weighted average shares outstanding - basic	18,622	15,940	17,292	15,927
Dilutive shares - stock options	—	—	—	—
Dilutive shares - warrants	—	—	—	—

Weighted average shares outstanding - diluted	18,622	15,940	17,292	15,927

Securities excluded from the computation of EPS because their effect on EPS was antidilutive, but could dilute basic EPS in future periods are as follows (in thousands):

	At June 30,
	2004	2003
Options	3,296	3,113
Warrants	1,420	1,222

Total	4,716	4,335

NOTE 4 – Stock Based Compensation

We account for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” Under APB No. 25, compensation expense is based on the difference, if any, between the fair value of our stock and the exercise price on the date of the grant.

We have adopted the pro forma disclosure provisions of Statement of Financial Accounting Standards (“SFAS”) No. 148 “Accounting for Stock-Based Compensation - Transition and Disclosure – An amendment of FASB No. 123” for the 1998 Stock Plan and Employee Stock Purchase Plan. The fair value of the stock options granted to employees is calculated using the Black-Scholes option pricing model as of the date of grant. Had compensation cost for our stock-based compensation plans been determined in a manner consistent with the fair value approach described in SFAS No. 123, our net loss and net loss per share as reported would have been changed to the pro forma amounts indicated below (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Net loss:
As reported	$(1,184)	$(331)	$(1,855)	$(599)
Stock-based employee compensation expense determined under fair-value method	(164)	(135)	(345)	(336)

Pro forma	$(1,348)	$(466)	$(2,200)	$(935)

Net loss per share:
As reported - basic and diluted	$(0.06)	$(0.02)	$(0.11)	$(0.04)

Pro forma - basic and diluted	$(0.07)	$(0.03)	$(0.13)	$(0.06)

The fair value of each option is estimated on the date of grant using the fair value method with the following weighted-average assumptions:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Risk-free interest rate	3.00%	1.78%	2.51%	2.01%
Expected life (in years)	3	3	3	3
Dividend yield	—%	—%	—%	—%
Expected volatility	74%	79%	75%	85%

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

NOTE 5 – Product Warranty

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

Changes in product warranty obligations for the six months ended June 30, 2004 and June 30, 2003 are as follows (in thousands):

	2004	2003
Balance as of beginning of year	$102	$127
Add accruals for warranties issued	33	16
Less costs incurred under warranties issued	(42)	(32)

Balance as of end of quarter	$93	$111

NOTE 6 – Other Income (Expense)

The details of other income (expense) are shown below (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Interest income	$7	$8	$11	$14
Interest expense	(20)	(22)	(42)	(54)
Foreign exchange gain (loss)	(30)	56	(56)	74
Income taxes	(1)	(10)	(5)	(13)
Miscellaneous	(1)	3	2	10

Total	$(45)	$35	$(90)	$31

NOTE 7 – Recent Accounting Pronouncements

In March 2004, the Emerging Issues Task Force (“EITF”) issued EITF 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128”. This statement provides additional guidance on the calculation and disclosure requirements for earnings per share. The FASB concluded in EITF 03-6 that companies with multiple classes of common stock or participating securities, as defined by SFAS No. 128, calculate and disclose earnings per share based on the two-class method. EITF 03-06 was effective for the fiscal quarter ended June 30, 2004. The adoption of this standard did not have any effect on our financial position or results of operations.

NOTE 8 – Commitments and Contingencies

On February 24, 2004 the Company received notice of a lawsuit alleging patent infringement filed against the Company by ChromaVision Medical Systems, Inc. The lawsuit, as subsequently amended, claims that our Ariol® system infringes on four ChromaVision patents. ChromaVision is seeking unspecified damages, as well as an injunction barring the Company from, among other things, making, using, or selling any device in the United States that incorporates ChromaVision’s patented technology.

On April 20, 2004, the Company responded to ChromaVision’s complaint by denying ChromaVision’s infringement allegations and by asserting the invalidity of ChromaVision’s alleged patents, trademarks and copyrights. In addition, the Company is countersuing ChromaVision for infringing our valid US Patent 6,633,662. The Company is seeking an injunction against ChromaVision’s continued manufacture, sale and use of the Automated Cellular Imaging System (ACIS®) in the United States and enhanced economic damages for ChromaVision’s willful infringement. The Company has also asserted claims against ChromaVision for intentionally interfering with our relationships with our customers, unfair competition and false advertising under the Lanham Act, as well as misappropriation of trade secrets.

The companies met in a settlement conference in US District Court on August 2, 2004. Discussions are continuing between the companies and will be reviewed periodically by the US Magistrate Judge supervising the case. The next scheduled review date is September 15, 2004.

Because of the inherent complexity and unpredictable nature of patent litigation we are not able to make any predictions regarding the outcome of this litigation and are not able to estimate a gain or loss. As a result, we have not made any provisions for either a favorable or unfavorable outcome to this litigation.

NOTE 9 - Issuance of Common Stock and Warrants

On April 13, 2004, the Company raised approximately $4.25 million in gross proceeds from the private placement of common stock and warrants to several institutional investors. Net proceeds to the Company after estimated offering costs and expenses were approximately $3.9 million. The transaction involved the sale of 3,100,000 newly issued shares of the Company’s common stock at a price of $1.37 per share and warrants to purchase an aggregate of 620,000 shares of common stock an exercise price of $1.70 per share. The common stock warrants have a five-year term and become exercisable on or after October 13, 2004. The aggregate value of the common stock warrants was determined to be a part of the purchase price and has been classified within additional paid-in capital. The Company deposited the proceeds in its money market account at Silicon Valley Bank.

Note 10 - Relocation

The Company relocated from its facilities in Santa Clara to San Jose. As part of the relocation, the Company incurred expenses during the quarter amounting to $222,000 for overlapping rent of the two facilities, moving and legal expenses and $501,000 for leasehold improvements and furniture/fixtures at its new facilities. The leasehold improvements are being amortized over the occupancy period and the furniture/fixtures over their useful life. The Company has received these amounts totaling $723,000 as incentive at the new facilities and this is being amortized to offset rent expense over the occupancy period.

NOTE 11 – Subsequent Events

On July 8, 2004, the Company incorporated a wholly-owned subsidiary, Circulating Tumor Cells, Inc., in Delaware. This company was formed to conduct research and development, clinical trials and future commercial activities in the area of circulating tumor cells. Also in July, the Company renewed the exclusive supply agreement with StemCell Technologies Inc. for the use of StemCell’s RosetteSep® reagent technology in the isolation of circulating tumor cells in the blood of cancer patients. The Company believes that the isolation and analysis of circulating tumor cells, frequently associated with metastatic cancer, may have clinical value in determining prognosis, response to therapy or the most appropriate monitoring strategies for certain cancers.

On July 29, 2004, the Company received notice from the Nasdaq Stock Market that the stock price had closed below $1.00 per share for 30 consecutive business days. As a result, under certain circumstances, our stock could be delisted from the Nasdaq SmallCap Market if the Company does not regain compliance prior to January 25, 2005 by having the bid price on the stock close above $1.00 per share for a minimum of 10 consecutive business days.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the attached unaudited condensed consolidated financial statements and notes, and with our audited financial statements and notes for the fiscal year ended December 31, 2003.

This quarterly report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Our actual results could differ materially from those predicted in the forward-looking statements as a result of risks and uncertainties including, but not limited to, those discussed in this quarterly report and those discussed under “Item 1 – Business, Additional Factors That Might Affect Future Results,” and under “Item 7 – Management’s Discussion And Analysis of Financial Condition And Results of Operations commencing on pages 12 and 24 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003. You should not rely on these forward-looking statements, which reflect our position as of the date of this report. We are under no obligation to revise or update any forward-looking statements.

Results of Operations

Revenues. Our revenues are derived primarily from the sale of systems, service contracts, software maintenance and grant revenues. Revenues for the three and six months ended 2004 were $4.1 million and $9.0 million, respectively, compared to $4.8 million and $10.2 million for the corresponding periods in 2003. The decreases in revenues in the second quarter and first half were due primarily to increased competitive pressures for CytoVision product sales.

Sales of systems were $2.8 million and $6.4 million in the three and six months ended June 30, 2004, respectively, compared to $3.6 million and $7.7 million for the corresponding periods in 2003. The decreases in system revenues in the second quarter and first half were due primarily to the revenue factor mentioned above.

Service contract, software maintenance and grant revenues were $1.3 million and $2.5 million in the three and six months ended June 30, 2004, essentially the same level as in the corresponding periods in 2003.

Cost of revenues. Cost of revenues includes direct material and labor costs, manufacturing overhead, installation costs, warranty-related expenses and service and application support expenses. Costs of revenues for the three and six months ended June 30, 2004 were $1.7 million and $3.5 million, respectively, compared to $2.0 million and $4.2 million for the corresponding periods in 2003. Cost of revenues, as a percentage of total revenues, for the three and six months ended June 30, 2004 were 41% and 39% respectively, compared to 42% and 41% for the corresponding prior year periods. The decrease is primarily due to the sale of a number of our Ariol® systems at a lower gross margin percent for market development purposes. The impact of such concessionary sales was less in the first half of 2004 than in the first half of 2003.

Research and development expenses. Research and development expenses for the three and six months ended June 30, 2004 were $844,000 and $1.7 million, respectively, compared to $934,000 and $1.8 million in the comparative prior year periods. This decrease in the second quarter and first half is due primarily to $50,000 of incremental spending in support of the Sanger Institute project in the second quarter of 2003, compared to no such spending in the second quarter of 2004, and a $44,000 decline in personnel recruitment fees in the second quarter of 2004 compared to 2003.

Sales and marketing expenses. Sales and marketing expenses for the three and six months ended June 30, 2004 were $1.6 million and $3.3 million, respectively, compared to $1.8 million and $3.6 million in the comparative prior year periods. The decline in both periods was due primarily to decreases in sales commissions paid to internal sales staff and our distributors outside North America ($100,000 in the second quarter and $273,000 in the first half).

General and administrative expenses. General and administrative expenses for the second quarter and first half of 2004 were $1.1 million and $2.1 million respectively, compared to $456,000 and $1.3 million in the comparative prior year periods. The increase in general and administrative expenses in both periods were primarily attributable to increases in patent and legal fees ($249,000 in the second quarter and $334,000 in the first half), one-time expenses associated with the relocation to our new office facilities in San Jose ($222,000) and the favorable impact in the second quarter of 2003 of the receipt of a grant (net effect of $170,000) in the U.K. that was treated as an offset to rent expense.

Other income (expense), net. The other expense of $45,000 in the second quarter of 2004 was due primarily to $30,000 of foreign exchange losses incurred in the translation of various balance sheet items from foreign currencies into the U.S. dollar and interest expense of $20,000 payable on our bank borrowings. Other income of $35,000 in the second quarter of 2003 was primarily comprised of foreign exchange gains incurred in the translation of various balance sheet items from foreign currencies into the U.S. dollar. Other expense of $90,000 in the first half of 2004 was primarily comprised of $56,000 of foreign exchange losses and $42,000 of interest expense. Other income of $31,000 in the first half of 2003 was primarily comprised of $40,000 in net interest expense payable on our bank borrowings and $74,000 of foreign currency gains incurred in the translation of various balance sheet items from foreign currencies into the U.S. dollar.

Liquidity and Capital Resources

At June 30, 2004, we had cash, cash equivalents and restricted cash of $5.1 million and working capital of $3.1 million, compared to $2.2 million and $1.6, million, respectively, at December 31, 2003. Restricted cash, which collateralizes various credit card and bank guarantees in the United Kingdom, amounted to $181,000 at June 30, 2004 and $178,000 at December 31, 2003.

Cash provided by operations for the six months ended June 30, 2004 was $775,000, compared to $1.1 million for the first six months of 2003. Changes in the components of cash used in operations included: an increase in net loss amounting to $1.3 million. There were also increased requirements for inventories of $516,000 (an increase of $259,000 in the first half of 2004 primarily due to the purchase of StemCell’s RosetteSep® reagent and a decrease of $257,000 in the first half of 2003 reflecting a reduction in the components that had been built up for new products.) Accounts payable increased $731,000 (an increase of $431,000 in the first half of 2004 and a decrease of $300,000 in 2003). The increase in the first half of 2004 was due primarily to one time relocation costs associated with the San Jose office. The decrease in the first half of 2003 was primarily due to a reduction in accounts payable to vendors supplying system components, reflecting lower inventory at the end of June 2003. There was an increase in deferred rent incentive of $723,000 due to the rent incentive received for our new office facilities in 2004. There was no such incentive in 2003. Deferred revenue increased by $489,000 primarily due to a $346,000 increase in 2004, as a result of the deferral of revenue on certain sales transactions that included future deliverables and contingencies.

Trade accounts receivable as a percent of second quarter revenues were 109% at June 30, 2004, compared to 113% at June 30, 2003 and 124% at December 31, 2003, reflecting improved collections in the quarter. This strong relationship between quarter-end receivables and that quarter’s sales is primarily due to the fact that most of our sales occur late in the quarter as is typical of a capital equipment business. Although our payment terms are net 30 days, certain customers, specifically government, university, Asian and European customers, tend to take longer to pay their receivable balances.

Cash used in investing activities was $722,000 in the first six months of 2004, compared to $182,000 in the first half of 2003. In the first six months of 2004 we invested $685,000 for purchases of capital equipment and leasehold improvements related to the San Jose office. compared to $173,000 of capital equipment purchases in the first six months of 2003.

Cash provided by financing activities was $2.8 million in the first six months of 2004, compared to $671,000 cash used in financing activities for the first six months of 2003. We received $3.9 million net from the issuance of common stock in a private placement in the first half of 2004. Repayments were made on our bank line with Silicon Valley Bank (SVB) in the first half of 2004 and 2003, of $1.1 million and $726,000 respectively.

On April 13, 2004, we completed the private placement of 3.1 million shares of common stock and warrants to purchase 620,000 additional shares of common stock for an aggregate purchase price of $4.25 million. We received approximately $3.9 million net after expenses associated with the placement. Each warrant is exercisable for one share of common stock at an exercise price of $1.70 per share, from six months following the closing date of April 13, 2004 until October 13, 2009.

We established a loan agreement with SVB on September 28, 2001. This new facility replaced a three-year term loan and a revolving line of credit that had an outstanding balance of $1.2 million on September 28, 2001. The new loan agreement provided the capability to borrow up to $2.0 million based on the level of certain of our North American accounts receivable and inventories. On August 15, 2002 and on October 4, 2002, the loan agreement was amended to extend the term of the loan for an additional year, through September 27, 2003, to increase borrowing capability to $3.5 million (based on the level of certain of our North American accounts receivable) and to increase the requirement for us to maintain a minimum level of tangible net worth. On September 3, 2003, the loan agreement was amended to extend the term of the loan for an additional year, through September 26, 2004, and to establish the minimum level of net tangible worth that we had to maintain through the end of the loan agreement. We were not in compliance with the covenant requiring us to maintain $2.2 million in minimum tangible net worth at December 31, 2003 and we obtained a waiver for this covenant violation and potential non-compliance with the minimum net tangible worth covenant in January and February, 2004. On March 31, 2004, the loan agreement was amended to extend the term of the loan through March 31, 2005 and to establish the minimum level of net tangible worth that we had to maintain through the end of the loan agreement. We were in compliance with the loan covenant at June 30, 2004.

At June 30, 2004, we had used $640,000 of the facility with $1,291,000 available but not used. The interest rate on the facility was 6.0% at June 30, 2004, computed as the SVB prime rate plus 2 percent. The loan is collateralized by substantially all of the assets of the U.S. corporation and requires maintenance of a minimum level of tangible net worth. Other loan covenants include the need to maintain insurance on our property, monthly reporting to SVB, the need to obtain SVB approval for any extraordinary action and a limitation on the U.S. corporation’s ability to transfer more than $600,000 to a subsidiary.

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

We collateralize various credit card and bank guarantees (used for customs clearance purposes) with cash deposits at an international bank in the United Kingdom. This amounted to £100,000 ($181,000) at June 30, 2004.

We expect negative cash flow from operations through at least 2004, as we continue research and development of new applications for our OncoPathTM systems, conduct clinical trials required for the U.S. Food and Drug Administration (“FDA”) clearance of new products, litigate against ChromaVision, expand our marketing, sales and customer support capabilities, expand our program to detect circulating tumor cells in peripheral blood and add additional infrastructure. We currently estimate that our capital resources will enable us to meet our capital needs for operating and investing activities for at least the next twelve months.

However, expenditures required to achieve growth and profitability in the long term may be greater than projected or the cash flow generated from operations may be less than projected. As a result, our long-term capital needs may require us to try to obtain additional funds through equity or debt financing, collaborative or other arrangements with other companies, bank financing and other sources. We have expended and will continue to expend substantial amounts of money for research and development, preclinical testing, conducting clinical trials for FDA clearance of new products, capital expenditures, working capital needs and manufacturing and marketing of our products. Our future research and development efforts, in particular, are expected to include development of additional applications of our current cytogenetic products and additional applications for the OncoPath™ systems and an expanded program to detect circulating tumor cells in peripheral blood, which may require additional funds.

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

On July 29, 2004, we received notice from Nasdaq that our stock price had closed below $1.00 per share for 30 consecutive business days. As a result, we had failed to comply with the minimum bid price requirement for continued listing on The Nasdaq SmallCap Market. The Nasdaq staff further notified us that our stock may be subject to delisting from The Nasdaq SmallCap Market if we fail to regain compliance with the minimum bid price requirement by having the bid price on our stock close above $1.00 per share for a minimum of 10 consecutive business days by January 25, 2005. There can be no assurance that we will remain listed on the Nasdaq SmallCap Market. If de-listed, our stock may be quoted using the Pink Sheets, LLC or other similar market. A de-listing from the Nasdaq SmallCap Market may adversely impact our stock price, as well as our liquidity and the ability of our stockholders to purchase and sell their shares in an orderly manner, or at all. Furthermore, a delisting of our shares from the Nasdaq SmallCap Market could damage our general business reputation and impair our ability to raise additional funds. Any of the foregoing events could have a material adverse effect on our business, financial condition and operating results.

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

Recent Accounting Pronouncements

In March 2004, the Emerging Issues Task Force (“EITF”) issued EITF 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128”. This statement provides additional guidance on the calculation and disclosure requirements for earnings per share. The FASB concluded in EITF 03-6 that companies with multiple classes of common stock or participating securities, as defined by SFAS No. 128, calculate and disclose earnings per share based on the two-class method. EITF 03-06 was effective for the fiscal quarter ended June 30, 2004. The adoption of this standard did not have any effect on our financial position or results of operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk Derivatives and Financial Instruments.

For the six months ended June 30, 2004, there were no material changes from the disclosures made in our Form 10-K for the year ended December 31, 2003. We maintain our funds as cash or cash equivalents, primarily in money market investments with a maturity of less than 90 days. We invested these funds at an average interest rate of 0.87% during the second quarter of 2004. These investments are not subject to interest rate risk.

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

PART II - OTHER INFORMATION

Item 4: Submission of Matters to a Vote of Security Holders

The Company solicited proxies for an annual meeting of stockholders on May 26, 2004 to all of the Company’s stockholders.

The election of directors was conducted and the following nominees were elected: John F. Blakemore and G. Kirk Raab. The vote with respect to each nominee was as follows:

	Votes
Name	For	Withheld
John F. Blakemore, Jr.	13,814,582	513,177
G. Kirk Raab	13,840,532	487,227

Continuing directors whose terms of office extended beyond the Annual Meeting were: Jack Goldstein, Carl W. Hull, Andre F. Marion, and Pablo Valenzuela.

PricewaterhouseCoopers LLP was ratified as the independent auditors of the Company for the fiscal year ending December 31, 2004 with 14,281,460 votes in favor, 45,299 votes against and 1,000 abstentions. There were no broker non-votes.

An amendment of the Company’s 1998 Incentive Stock Plan (the “Plan”) was approved to increase the number of shares available for issuance under the Plan by 950,000 shares. The amendment was approved with 4,830,035 votes in favor, 690,801 votes against and 6,180 abstentions. There were 8,800,743 broker non-votes.

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

(b) Reports on Form 8-K

On April 14, 2004, we filed a Current Report on Form 8-K which contained as an exhibit a copy of our press release announcing that we had completed the private placement of 3,100,000 shares of our common stock at $1.37 per share shares and warrants to purchase additional shares of common stock.

On May 17, 2004, we filed a Current Report on Form 8-K which contained as an exhibit a copy of our press release announcing earnings for the first quarter of fiscal 2004.

APPLIED IMAGING CORP.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

APPLIED IMAGING CORP.
(Registrant)

Date: August 12, 2004	By:	/S/ CARL HULL
Carl Hull
Chief Executive Officer

Date: August 12, 2004	By:	/S/ BARRY HOTCHKIES
Barry Hotchkies
Executive Vice President, Chief Financial Officer