Form 10-K/A
period 2003-12-31
APPLIED IMAGING CORP
filed 2005-03-01
CIK 816066

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 2 to

FORM 10-K/A

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-21371

APPLIED IMAGING CORP.

(Exact name of registrant as specified in its charter)

Delaware	77-0120490
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

120 Baytech Drive San Jose, California	95134-2302
(Address of principal executive offices)	(Zip Code)

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

This report, including all exhibits and attachments, contains 67 pages. The exhibit index is on pages 59 & 60.

EXPLANATORY NOTE

THIS AMENDMENT NO. 2 TO ANNUAL REPORT ON FORM 10-K/A IS BEING FILED PRIMARILY FOR THE PURPOSE OF REFLECTING THE RESTATEMENT OF OUR CONSOLIDATED FINANCIAL STATEMENTS AT DECEMBER 31, 2003 AND 2002, AND THE RESULTS OF OPERATIONS AND CASH FLOWS FOR EACH OF THE TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2003. THE RESTATEMENT RESULTS FROM APPLIED IMAGING’S AUDIT COMMITTEE INVESTIGATION, AS DESCRIBED HEREIN AND AS PREVIOUSLY ANNOUNCED IN ITS FORM 8-K FILED ON NOVEMBER 15, 2004. THESE CHANGES ARE LOCATED IN PART II, ITEM 6, ITEM 7 AND ITEM 8, AS WELL AS IN PART III ITEM 9A.

WE HAVE ALSO UPDATED OUR PART I, ITEM 1 DISCLOSURE UNDER “ADDITIONAL FACTORS THAT MIGHT AFFECT FUTURE RESULTS” IN ITS ENTIRETY.

WE HAVE MADE NO FURTHER CHANGES TO THE PREVIOUSLY FILED FORM 10-K TO REFLECT ANY SUBSEQUENT INFORMATION OR DEVELOPMENTS.

APPLIED IMAGING HAS NOT AMENDED ITS ANNUAL REPORT ON FORM 10-K FOR THE PERIOD ENDED DECEMBER 31, 2002 OR QUARTERLY REPORTS ON FORM 10-Q FOR THE PERIODS AFFECTED BY THE RESTATEMENT DURING THE YEARS ENDED DECEMBER 31, 2003 OR 2002. INSTEAD APPLIED IMAGING HAS AMENDED SUCH FINANCIAL INFORMATION AS PART OF THE RESTATEMENT OF ITS AMENDMENT NO. 2 TO ITS FORM 10-K FOR THE PERIOD ENDED DECEMBER 31, 2003. THEREFORE WHEN CONSIDERING 2002 OR 2003 FINANCIAL INFORMATION YOU SHOULD RELY ONLY ON APPLIED IMAGING’S AMENDMENT NO. 2 TO ITS FORM 10-K FOR THE PERIOD ENDED DECEMBER 31, 2003, AND NOT ITS FORM 10-K FOR THE PERIOD ENDED DECEMBER 31, 2002 NOR ITS QUARTERLY REPORTS ON FORM 10-Q FOR THE YEARS ENDED DECEMBER 31, 2003 OR 2002.

This annual report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements relating to product developments and launches, sales growth, operating performance, the adequacy of our current capital resources and the timing of future capital requirements. Our actual results could differ materially from those predicted in the forward-looking statements as a result of risks and uncertainties including, but not limited to, those discussed in this annual report under “Item 1—Business, Additional Factors That Might Affect Future Results”, commencing on page 11. These risks and uncertainties include, but are not limited to, competition, medical device regulation, continued adverse changes in general economic conditions in the United States and internationally, adverse changes in the specific markets for our products, adverse changes in customer order patterns, ability to raise funding, ability to manage our growth, risks associated with a consolidating industry, and the delay or failure to develop and launch our products. You should not rely on these forward-looking statements, which reflect our position as of the date of this report. We are under no obligation to revise or update any forward-looking statements.

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

The Company develops, manufactures, and markets automated genetic imaging systems for use in cytogenetic laboratories for cancer testing, prenatal testing and other genetic testing applications. We sell our products to government and private clinical laboratories, research institutions, universities, and pharmaceutical companies located in the United States (“U.S.”), Canada, Europe, Japan and other countries. We also market imaging systems designed for use in plant and animal genetic research programs. In addition, in 2000, we introduced and received clearance from the U.S. Food and Drug Administration (“FDA”) for a clinical system to assist the detection of micrometastatic cancer cells in bone marrow. Micrometastic cancer cells are generally undetectable using routine cancer screening tests due to their rarity (low frequency of occurrence). This system and its research capabilities assists physicians in determining the initial staging of cancer cases, in detecting disease recurrence and in genetically characterizing cancer cells. This was the forerunner of our strategic thrust into the cancer pathology market with the MDS™ system.

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

In 2002, we also released the SPOT™ genetic analysis system, that combines with our Ariol™ and MDS™ systems to form the OncoPath™ series of systems. The SPOT™ system automatically detects and counts fluorescent-labeled DNA probe signals in cells. The system is designed for a range of applications, one of which is to assist in the detection of specific genetic abnormalities that identify which patients may respond to new molecularly targeted therapies. For example, the system is designed to automate the analysis of a fluorescent DNA probe assay that may be a factor in the selection of patients with chronic myelogenous leukemia to receive Novartis’ Gleevec®therapy.

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

Cancer and Prenatal Cytogenetics

All genetic information in an organism is contained in its chromosomes, made up of strands of DNA and associated protein molecules. DNA is comprised of paired nucleotide bases and genetic information is encoded by the specific order of the nucleotide bases within units called genes. Genes are organized linearly along the chromosomes and carry the required information for the synthesis of the proteins that provide the structural components of cells and tissues, as well as the enzymes needed for the basic biochemical and physiological functions of the cells. Chromosomal studies allow clinicians to examine genetic rearrangements at both a macro level, while studying all chromosomes of a patient simultaneously, and at a micro level, while examining specific DNA probes for individual genes or chromosomes.

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

In 2003, we released an update version 3.0 of the CytoVision® genetic analysis system. This new release provided our clinical laboratory customers with faster processing speed, additional functionality and improved productivity. It also addressed one of the major challenges in cytogenetics laboratories — maintaining efficiency, productivity and throughput in the face of an increasing workload and a decline in the number of qualified genetic technologists. Using CytoVision® to relieve this workload and increase case throughput, technologists can dedicate their time to do the skilled analyses for which they are trained. This latest version of CytoVision® also provided expanded functions to assist in the detection of fluorescent-labeled DNA probes in cells.

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

The Ariol™ system offers a broad range of multiparametric analyses to aid pathologists in the interpretation of complex test results. We expect that the Ariol™ and the SPOT™ systems, and future variants of these systems may be the primary driver of our future sales growth. The Ariol™ system is designed to assist pathologists and researchers in their review of key breast cancer tests. These include immunohistochemistry (IHC) breast cancer tests that examine the following biological factors:

—	HER-2/neu

—	Ki-67—cell proliferation marker

—	estrogen receptor (ER)—tumor hormone receptor marker

—	progesterone receptor (PR)—tumor hormone receptor marker

—	p53—tumor suppressor oncogene

—	AE1/AE3—pan-cytokeratin antibody

—	nuclear IHC markers

—	cytoplasmic IHC markers.

In 2003, we applied for clearances from the FDA for three IHC applications for the Ariol™ system—HER-2/neu IHC, estrogen receptor (ER) and progesterone receptor (PR). These three applications were cleared by the FDA in the first quarter of 2004.

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

Sales by segment and geographic region are included in Footnote (13) in the Notes to the Consolidated Financial Statements.

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

We have obtained an exclusive option from StemCell Technologies, Inc. (“STI”) for a technology that may allow for the detection of circulating tumor cells in peripheral blood samples. The option from STI has an initial term of five years, beginning on July 2, 2001. We maintain exclusivity on the technology through minimum purchases of the product amounting to $141,000 in the first year of the agreement, increasing to $360,000 in the last three years of the agreement. We met the minimum purchase requirements in the first two years of the agreement. We initiated pre-clinical trials of this technology, in conjunction with our MDS™ system, during 2001 and these trials were completed in 2002. We are continuing to evaluate the results of these trials and, if funding is available, we plan to develop a consumable reagent kit that will be used to isolate circulating tumor cells. We are evaluating licensing options, as well as strategic and product distribution relationships with companies offering specialized clinical and research reagents targeted at the cancer research market that we are pursuing for OncoPath™ placements.

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

We also rely upon trademarks to protect certain of our products, and hold U.S. trademark registrations for the marks “QUIPS”, “CYTOSCAN”, “PowerGene” and “RxFISH.” We hold registrations for these marks and the mark “CYTOVISION” in certain foreign jurisdictions. We also have certain other trademark rights in the U.S. and other countries.

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

Government Regulation

The testing, manufacturing, labeling, distribution, sales, and marketing of our products are subject to government regulation in the U.S. and in other countries. We believe that our future success will be significantly dependent upon commercial sales of our OncoPath™ systems, consisting of our MDS™, Ariol™ and SPOT™ systems. These systems are currently used for a number of applications. Before we can promote these systems for specific applications in the U.S., we will need to obtain FDA clearances. We have 510(k) clearance for our Ariol™, MDS™, CytoVision® and PowerGene® systems in the U.S. We also have obtained FDA clearance from the FDA to market the MDS™ for in vitro diagnostic use as an aid to pathologists in the detection and classification of specific rare cancer cells based on size, shape, intensity of staining patterns and other factors. In the U.S., our products are also subject to regulation in the State of California whose requirements in this area include registration with the state and compliance with state GMP regulations.

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

In addition to domestic regulation of medical devices, our current products and the products we have under development are subject to corresponding regulations governing safety processes, manufacturing processes and quality in foreign jurisdictions in which we operate or such products are sold. Upon the adoption of the In Vitro Diagnostic Medical Device Directive of October 27, 1998, the European Community and its member countries currently are imposing more substantial regulation on in vitro diagnostic devices and equipment-like medical devices, and such regulation may affect the Company’s current products and products under development.

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

Our internal controls and procedures for financial reporting may not ensure that our public filings include timely and reliable financial information.

We are restating our consolidated financial statements to reflect adjustments, described below, to our previously reported financial information. The adjustments arose out of an investigation by our Audit Committee, as reported in our Form 8-K filed with the SEC on November 15, 2004. As a result of the then active investigation, we were unable to timely file the Form 10-Q for the quarter ended September 30, 2004 or to announce our financial results for that period.

As part of the Audit Committee’s investigation, the Audit Committee evaluated the effectiveness of certain internal controls and procedures. The Audit Committee concluded that there existed material weaknesses in a number of areas in our system of internal controls and procedures as of the date of our initial filing of our December 31, 2003 Form 10-K. As a result of their evaluation, the Audit Committee has directed management to implement, and management is in the process of implementing measures designed to ensure that information required to be disclosed in our periodic reports is complete, recorded, processed, summarized accurately and reported timely. These measures include:

•	adoption of a disclosure policy, which specifically addresses documentation on commitments made to customers;

•	hiring of a contracts administrator to review all sales contracts and identify all commitments made to customers in each contract;

•	moving of the international sales order processing and finance functions from our UK office to our US headquarters office;

•	adoption of a policy regarding future software application commitments;

•	priority given to the hiring of a new CFO;

•	updating of our revenue recognition policy to specifically address the revenue recognition requirements of SOP 97-2 as it relates to our business; and

•	creation of an education program with our sales force and management team on our new policies and procedures.

Once these additional measures have been fully implemented, we believe that our internal controls and procedures will be effectively designed to ensure that information we are required to disclose in reports that we file with the SEC is recorded, processed, summarized accurately and reported within the time periods specified in Securities and Exchange Commission rules and forms. However, the effectiveness of our controls and procedures is still limited by a variety of factors including:

•	Faulty human judgment and simple error, omissions or mistakes;

•	Fraudulent action of an individual or collusion of two or more people;

•	Inappropriate management override of procedures; and

•	The possibility that our enhanced controls and procedures may still not be adequate to assure timely and accurate information.

If we fail to maintain effective internal controls and procedures for financial reporting in place, we could be unable to provide timely and accurate financial information, be subject to delisting, and to civil and criminal sanctions.

Due to the failure to meet continued listing standards, we may be delisted from the Nasdaq SmallCap Market, which could adversely affect our stock price and our ability to raise capital.

Due to the investigation commenced by our Audit Committee, we were unable to file our September 30, 2004 Form 10-Q on a timely basis. As a result, the Nasdaq Listing Qualifications Department notified us that we were not in compliance with the requirements of Nasdaq Marketplace Rule 4310(c)(14), affixed an ‘E’ to the end of our trading symbol, and subjected us to delisting proceedings. We appealed this delisting determination and participated in a hearing before a Nasdaq panel in December 2004. On July 29, 2004, we received notice from Nasdaq that our stock price had closed below $1.00 per share for 30 consecutive business days. As a result, we had failed to comply with the minimum bid price requirement for continued listing on The Nasdaq SmallCap Market. The Nasdaq staff further notified us that our stock might be subject to delisting from the Nasdaq SmallCap Market if we fail to regain compliance with the minimum bid price requirement by having the bid price on our stock close above $1.00 per share for a minimum of 10 consecutive business days by January 25, 2005. Since our stock price failed to close above $1.00 per share for a minimum of 10 consecutive business days by January 25, 2005, we requested an additional 180 day period to regain compliance with the minimum bid price requirement to continue our listing on the Nasdaq SmallCap Market and avoid delisting.

On February 10, 2005, the Nasdaq notified the Company that it had determined to grant our request for continued listing on the Nasdaq SmallCap Market subject to several conditions, including: 1.) the filing of the Company’s Form 10-Q for the quarter ended September 30, 2004 and any required restatements on or before February 25, 2005 2.) the receipt of board approval to implement a reverse stock split sufficient to remedy the bid price deficiency on or before March 1, 2005 and the filing of a proxy statement evidencing the Company’s intent to seek stockholder approval for such reverse stock split on or before March 30, 2005 3.) evidence of a closing bid price of $1.00 per share on or before May 20, 2005 and a closing bid price of at least $1.00 per share for a minimum of ten consecutive business days immediately thereafter, and 4.) the timely filing of all periodic reports for all reporting periods ending on or before December 31, 2005.

While our board of directors has given approval to seek shareholder approval to implement a reverse stock split of one share for up to each existing four shares, our shareholders may not approve a reverse stock split. Our share price post a reverse stock split may not trade above a $1.00 per share for ten consecutive trading days. While it is our intent to make timely filings of all periodic reports for all reporting periods ending on or before December 31, 2005, we may not complete our filings on a timely basis. If any of these events were to occur, our shares would be delisted from the Nasdaq SmallCap Market. Additionally, should our shareholders approve a reverse stock split, the reverse stock split may adversely impact our stock price.

If delisted, our stock may be quoted using the Pink Sheets, LLC or other similar market. A delisting from the Nasdaq SmallCap Market may adversely impact our stock price, as well as our liquidity and the ability of our stockholders to purchase and sell their shares in an orderly manner, or at all. Furthermore, a delisting of our shares from the Nasdaq SmallCap Market could damage our general business reputation and impair our ability to raise additional funds. Any of the foregoing events could have a material adverse effect on our business, financial condition and operating results.

Within the next year, we may have to raise additional funds to continue operations as currently conducted, or sell the Company. The terms of either transaction may not be favorable to our stockholders.

During 2005, we may have to raise additional funds through the issuance of equity or debt securities, or a combination thereof, in the public or private markets in order to continue operations, or sell the company. Additional financing and merger opportunities may not be available, or if available, may not be on favorable terms. The availability of financing or merger opportunities will depend, in part, on market conditions, and the outlook for our company. Any future equity financing would result in substantial dilution to our stockholders. If we raise additional funds by issuing debt, we may be subject to limitations on our operations, through debt covenants or other restrictions. If adequate and acceptable financing is not available, we may have to delay development or commercialization of certain of our products or license to third parties the rights to commercialize certain of our products or technologies that we would otherwise seek to commercialize. We may also reduce our marketing, customer support or other resources devoted to our products. Any of these options could reduce our sales growth and result in continued net losses.

We are currently engaged in a tax dispute, the result of which could materially harm our operations.

In September 2004, the Inland Revenue, the UK taxing authority, notified us that it disputed the valuation we applied to our Cytogenetics technology that we transferred from our UK subsidiary to our US parent entity, a transaction which occurred in 2000, claiming that such valuation understated the fair value of the transferred assets. We originally valued the assets at £1.8 million ($3.4 million) and paid tax based upon that valuation. The Inland Revenue has indicated that it believes the value of the assets should have been £4.0 million ($7.5 million), which would result in us owing additional tax of approximately £585,000 ($1.1 million). We plan to have further discussions with the Inland Revenue to support our original valuation of the transferred assets. A final adverse determination would result in us having to pay additional tax, interest and penalties, which could significantly harm our operations.

We have a history of operating losses and may never achieve profitability.

We have not been profitable on a fiscal year basis since our inception in 1986. As restated, we incurred net losses of $2,796,000 and $936,000 in 2003 and 2002, respectively. As of December 31, 2003, we had an accumulated deficit of $46.0 million, as restated. We will continue to incur significant costs as we continue our efforts to develop and market our current systems and related applications. If we do achieve profitability in any period, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

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

Our operating and capital expenditures are difficult to predict and can depend on a number of factors that are not entirely within our control.

The exact timing and amount of our operating and capital spending cannot be accurately determined and will depend on several factors, including:

•	market acceptance and demand for our products,

•	operating expenses, including the costs associated with the defense of the ChromaVision patent infringement lawsuit,

•	competing technological and market developments,

•	progress of our research and development efforts and planned clinical investigations,

•	commercialization of products currently under development by us and our competitors.

We have expended and will continue to expend substantial amounts of money for research and development, preclinical testing, clinical investigations, working capital needs and manufacturing and marketing of our products. Our future research and development efforts, in particular, are expected to include development of additional applications for our current cytogenetic and OncoPath™ systems, which will likely require additional funds. Additionally, the costs associated with the restatement of our 2003 and 2002 annual financial results and the first and second quarter of 2004 financial results are expected to be approximately $1,100,000.

The marketing and sale of our products requires regulatory approval and on-going certifications. Failure to obtain and maintain required regulatory approvals and certifications could prevent or delay our ability to market and sell our products and may subject us to significant regulatory fines or penalties.

The FDA regulates design, testing, manufacturing, labeling, distribution, marketing, sales and service of our products. Our products are marketed in the United States according to premarket notifications to the FDA under Section 510(k) of the Food, Drug and Cosmetic Act.

Unless an exemption applies, each medical device that we wish to market in the United States must first receive either 510(k) clearance or premarket approval from the FDA. The FDA’s 510(k) clearance process usually takes from three to 12 months, but may take longer. The premarket approval process generally takes from one to three years from the time FDA files the application, but it can be significantly longer and can be significantly more expensive. Although we have obtained the necessary 510(k) clearance for our products, our 510(k) clearance can be revoked if safety or effectiveness problems develop.

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

The marketing and sale of our products outside of the United States is subject to regulations, which vary from those in the United States. Failure to obtain and maintain required regulatory approvals could prevent or delay our ability to market and sell our products in international markets.

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

We have significant international operations based in the United Kingdom. As of January 15, 2005, approximately 27 employees, constituting approximately 35% of the total number of our employees, were based outside of the United States. We generate a substantial portion of our revenues from outside of the United States. In 2003 and 2002, we derived approximately 46% and 38% of our total revenues, respectively, from our customers and distributors outside of North America. We expect that international sales will continue to account for a significant portion of our revenues.

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

Hospitals, physicians and other health care providers in the United States that purchase our products generally rely on third-party payors and other sources for reimbursement of health care costs to reimburse all or part of the cost of the procedures in which our products are used. If hospitals, physicians and other health care providers are unable to obtain adequate reimbursement from third-party payors for the procedures in which our products or products currently under development are intended to be used, our sales and future growth of our business could be adversely affected.

Market acceptance of our products and products under development in countries outside of the United States is also dependent on availability of reimbursement within prevailing health care payment systems in those countries. Reimbursement and health care payment systems in international markets vary significantly by country, and include both government-sponsored health care and private insurance. We cannot assure you that we will be able to obtain international reimbursement approvals in a timely manner, if at all. Failure to receive international reimbursement approvals could harm the market acceptance of our products in the international markets in which such approvals are sought.

We depend on key technical, scientific and management personnel. Any difficulty in retaining our current employees or in hiring new employees could harm our ability to maintain and build our business operations.

Our future success depends in significant part upon the continued service of key scientific, technical and management personnel, and our continuing ability to attract and retain highly qualified scientific, technical and managerial personnel. Competition for these personnel is intense, and we cannot assure you that we can retain our key scientific, technical and managerial personnel or that we can attract or retain other highly qualified scientific, technical and managerial personnel in the future. Our key employees include Robin Stracey, our Chief Executive Officer and President, Padraig O’Kelly, our Vice President-Operations and Diane Oates, our Vice President-Regulatory Affairs and Quality Assurance.

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

The market prices for securities, generally, and for medical diagnostic instrument companies, in particular, including our common stock, have historically been highly volatile. Investment in our common stock is risky, and you could lose all or part of your investment. Many factors could cause the market price of our stock to fluctuate, perhaps substantially, including the announcement of:

•	an Audit Committee investigation,

•	delisting of our securities from the Nasdaq SmallCap market,

•	our need to seek additional funding in the near future to maintain our operations as planned,

•	material weakness in our internal controls or procedures,

•	technological innovations or new products,

•	developments concerning proprietary rights, including patents and litigation matters,

•	publicity regarding actual or potential results with respect to products under development,

•	regulatory developments in the United States or other countries,

•	changes or potential changes in reimbursement rates to our customers,

•	developments in relationships with partners or distributors,

•	public concern as to the safety of new technologies, or

•	changes in financial estimates by securities analysts or our failure to meet those estimates.

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

Item 2. Properties

Our corporate headquarters are located in an approximately 14,000 square foot facility in Santa Clara, California, under a lease, which terminates on August 31, 2004. We have signed a new lease for 24,095 square feet of office space in San Jose, California with an estimated occupancy date of May 1, 2004 and termination date of April 30, 2009. We have the right to extend the lease in San Jose for an additional five years. In the United Kingdom, we lease an approximately 10,000 square foot facility in Newcastle under a lease that terminates in July 2008. We also lease approximately 4,400 square feet in League City, Texas that we are in the process of closing. This lease expires on October 31, 2006. We have not been able to sub-lease our League City, Texas office due to poor market conditions in the Houston Area.

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

We are not a party to any other material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

APPLIED IMAGING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Item 6. Selected Consolidated Financial Data

The following discussion and analysis of our selected consolidated financial data should be read together with our consolidated financial statements and related notes included elsewhere in this Amendment No. 2 to our Annual Report on Form 10-K/A.

During the quarter ended September 30, 2004, a transaction was identified where revenue was previously recognized in a manner inconsistent with the Company’s policies and procedures then in effect. Following the identification of this transaction, the Audit Committee commenced an investigation. During the course of its investigation, the Audit Committee identified several revenue transactions, originally recorded in fiscal 2002 and 2003, generally involving its Cytovision and Ariol systems in which commitments were made for the future delivery of software upgrade applications then under development. Statement of Position (SOP) 97-2 “Software Revenue Recognition” requires that vendor specific objective evidence (VSOE) of the price attributable to the fair value of such “future deliverables” be established in order to recognize a portion of revenue in the reporting period in which the sale was originally made. We did not have VSOE established for these “future deliverables” at the time revenue was recognized. On November 15, 2004, we announced our intent to restate our financial results for the fiscal year ended December 31, 2003 and our quarterly financial results for the first and second quarters of the fiscal year ending December 31, 2004. During the investigation, certain other transactions were identified where revenue was recognized (a) upon the shipment of product to a customer but had not met all the customer acceptance criteria necessary to recognize revenue; (b) upon shipment of product to customer, but had not met all the revenue recognition criteria as it was a sale with participation by a third party financing company. Additionally, during the investigation, certain transactions were identified where revenue on extended warranty/post customer support (software maintenance and service) arrangements were inappropriately recognized resulting in incorrect revenue being recognized and/or deferred at the time of product shipment. As a result, the Company subsequently decided to restate its 2002 financial results as well. In addition, a cumulative effect of the restatement was recorded to accumulated deficit at December 31, 1998, which represents the deferral of revenues related to warranty/post customer support (software maintenance and service) arrangements.

The following tables set forth the selected consolidated financial data for each of the years in the five-year period ended December 31, 2003. The selected consolidated financial data is qualified in its entirety and should be read in conjunction with our restated consolidated financial statements as of December 31, 2003 and notes thereto set forth on pages 32 to 54 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” beginning on page 24.

Applied Imaging has not amended its Annual report on Form 10-K for the year ended December 31, 2002 or quarterly reports on Form 10-Q for the periods affected by the restatement during the years ended December 31, 2003 or 2002. Instead Applied Imaging has amended such financial information as part of the restatement of its Amendment No. 2 to its Form 10-K/A for the year ended December 31, 2003. Therefore when considering 2002 or 2003 financial information you should rely only on Applied Imaging’s Amendment No. 2 to its Form 10-K/A for the period ended December 31, 2003, and not its Form 10-K for the year ended December 31, 2002 nor its quarterly reports on Form 10-Q for the years ended December 31, 2003 or 2002.

The consolidated financial statements for the years ended December 31, 2003 and 2002 are restated in this Amendment No. 2 to our Form 10-K/A. These restated consolidated financial statements reflect the adjustments relating to the deferral and reversal of revenue and cost of goods.

Item 6. Selected Consolidated Financial Data, Continued

The principal effects of these adjustments on the accompanying consolidated financial statements are as follows (in thousands, except per share data):

	Year Ended December 31,
	Restated 2003	Restated 2002	2001	2000	1999
	(In thousands, except per share data)
	(Unaudited)
Consolidated Statement of Operations Data:
Revenues:
Systems sales	$13,095	$15,288	$13,704	$13,037	$11,533
Software maintenance, service and grant revenues	5,864	5,360	4,583	3,652	2,655

Total revenues	18,959	20,648	18,287	16,689	14,188
Cost of revenues	8,265	8,126	7,669	7,564	6,744

Gross profit	10,694	12,522	10,618	9,125	7,444

Operating expenses:
Research and development	3,689	3,416	3,900	3,525	4,299
Sales and marketing	7,268	7,191	7,457	6,409	5,232
General and administrative	2,539	2,567	2,662	2,964	3,138
Amortization of goodwill	—	—	306	280	124
Restructuring costs	—	220	—	—	818

Total operating expenses	13,496	13,394	14,325	13,178	13,611

Operating loss	(2,802)	(872)	(3,707)	(4,053)	(6,167)
Other income (expense), net	6	(64)	(18)	(140)	158

Net loss	$(2,796)	$(936)	$(3,725)	$(4,193)	$(6,009)

Net loss per share - basic and diluted	$(0.18)	$(0.06)	$(0.25)	$(0.31)	$(0.50)

Shares used to calculate basic and diluted net loss per share	15,944	15,817	15,191	13,594	11,930

	Year Ended December 31,
	Restated 2003	Restated 2002	2001	2000	1999
	(In thousands)
	(Unaudited)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$2,047	$2,897	$3,190	$5,345	$8,406
Restricted cash	178	156	245	1,667	—
Working capital	340	2,554	2,514	6,505	7,132
Total assets	13,888	15,778	13,877	19,442	19,744
Bank debt, less current portion	—	—	—	500	1,167
Deferred revenue, non-current	801	412	396	672	845
Non-current portion of notes payable	—	—	—	—	250
Capital lease obligation, net of current portion	—	—	—	9	37
Accumulated deficit	(45,990)	(43,194)	(42,258)	(38,533)	(34,340)
Total stockholders’ equity	2,866	5,606	5,539	9,156	8,285

Item 6. Selected Consolidated Financial Data, Continued

Condensed Consolidated Statement of Operations	For the year December 31, 2003		For the year December 31, 2002
	As Previously Reported	As Restated	As Previously Reported	As Restated
Revenues (1)	$20,193	$18,959	$21,234	$20,648
Cost of revenues (1)	8,835	8,265	8,271	8,126
Gross profit (2)	11,358	10,694	12,963	12,522
Operating loss (2)	(2,138)	(2,802)	(431)	(872)
Net loss (2)	(2,132)	(2,796)	(495)	(936)
Net loss per share, basic and diluted (2)	$(0.13)	$(0.18)	$(0.03)	$(0.06)

Condensed Consolidated Balance Sheets	December 31, 2003		December 31, 2002
	As Previously Reported	As Restated	As Previously Reported	As Restated
Accounts receivable, net (3)	$6,365	$6,122	$7,155	$7,092
Inventories (3)	1,094	1,190	1,759	1,768
Prepaid expenses and other current assets (4)	537	1,024	289	401
Total current assets (6)	10,221	10,561	12,256	12,314
Other assets (4)	18	151	62	86
Total assets (6)	13,415	13,888	15,696	15,778
Deferred revenue, current (5)	3,543	5,114	2,880	3,651
Deferred revenue, non-current (5)	467	801	333	412
Total liabilities (6)	9,117	11,022	9,322	10,172
Accumulated deficit (6)	(44,558)	(45,990)	(42,426)	(43,194)
Total liabilities and stockholders’ equity (6)	13,415	13,888	15,696	15,778

Condensed Consolidated Statement of Cash Flows	For the year ended December 31, 2003		For the year ended December 31, 2002
	As Previously Reported	As Restated	As Previously Reported	As Restated
Net loss (2)	$(2,132)	$(2,796)	$(495)	$(936)

Changes in assets and liabilities:
Accounts receivable	858	1,038	(1,659)	(1,596)
Inventories	665	578	(697)	(706)
Prepaid expenses and other current assets	(248)	(623)	258	146
Other assets	44	(65)	(6)	(30)
Deferred revenue	797	1,852	60	583
Net cash used in operating activities	(70)	(26)	(1,116)	(1,122)

(1)

Restated revenues include a reduction of $1,234 and $586 for the years ended December 31, 2003 and 2002, respectively, due to (a) $952 and $352 related to the deferral of revenues related to certain Cytovision and Ariol system sales which included the future delivery of software applications for which VSOE was not established at the time of sale for the years ended December 31, 2003 and 2002, respectively; (b) $322 and $0 due to the deferral of sales with participation of third party financing companies for the years ended December 31, 2003 and 2002, respectively; (c) $159 and $55 due to certain transactions that required customer acceptance for which acceptance had not been received at the time of revenue recognition for the years ended December 31, 2003 and 2002, respectively, and (d) ( $199) and $179 related to the recognition and deferral of revenues related to extended warranty/post customer support arrangements for the years ended December 31, 2003 and 2002;

The restatement of revenues resulted in a corresponding adjustment to cost of revenues of $570 and $145 for the years ended December 31, 2003 and 2002, respectively;

(2)	The adjustments in revenues and cost of revenues resulted in a net decrease to gross profit and a corresponding net increase in net loss available to stockholders of $664 and $441 over the amounts previously reported for the years ended December 31, 2003 and 2002 respectively. Restated loss per share increased $0.05 and $0.03 for the years ended December 31, 2003 and 2002 respectively;

(3)	Accounts receivable decreased by $243 and $63 as a result of the reversal of certain revenue that required customer acceptance for the year ended December 31, 2003 and 2002. There was a corresponding increase in inventory of $96 and $9 for the years ended December 31, 2003 and 2002;

(4)	As a result of the revenue adjustments relating primarily to Cytovision and Ariol, current deferred costs (included in prepaid expenses and other current assets) increased $487 and $112 for the years ended December 31, 2003 and 2002, respectively; and non-current deferred costs (included in other assets) increased $133 and $24 for the years ended December 31, 2003 and 2002, respectively;

(5)	Deferred revenue, current increased $1,571 and $771 for the years ended December 31, 2003 and 2002, respectively, and deferred revenue, non-current increased $334 and $79 for the years ended December 31, 2003 and 2002, respectively, due to the deferral of revenues related to certain Cytovision and Ariol system sales which included the future delivery of software applications under development and due to the recognition and deferral of revenues related to extended warranty/post customer support arrangements for the years ended December 31, 2003 and 2002;

(6)	Total current assets increased by $340 and $58 for the years ended December 31, 2003 and 2002, respectively, as a result of the adjustments. Total assets, total liabilities and stockholders’ equity increased by $473 and $82 for the years ended December 31, 2003 and 2002, respectively as a result of the adjustments. The years ended December 31, 2003 and 2002 include an increase of $1,432 and $768, respectively in accumulated deficit as a result of the adjustments in revenues and cost of revenues.

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

Restatement

On November 15, 2004, we announced our intent to restate our financial results for the fiscal year ended December 31, 2003 and our quarterly financial results for the first and second quarters of the fiscal year ending December 31, 2004. During the third quarter of 2004, a transaction was identified where revenue was recognized in a manner inconsistent with our policies and procedures then in effect. Following the identification of this transaction, the Audit Committee commenced an investigation. During the course of its investigation, the Audit Committee identified several revenue transactions generally involving its Ariol system in which commitments were made for the future delivery of software applications then under development. Statement of Position (SOP) 97-2 “Software Revenue Recognition” requires that vendor specific objective evidence (VSOE) of the price attributable to the fair value of such “future deliverables” be established in order to recognize a portion of revenue in the reporting period in which the sale was originally made. We did not have VSOE established for these “future deliverables” at the time revenue was recognized. During the investigation, there were certain transactions identified where we recognized revenue (a) upon the shipment of product to a customer but had not met all the customer acceptance criteria necessary to recognize revenue; (b) upon shipment of product to customer, but had not met all the revenue recognition criteria as it was a sales with participation by a third party financing company. Additionally, during the investigation, certain transactions were identified where revenue on extended warranty/post customer support (software maintenance and service) arrangements were inappropriately recognized resulting in incorrect revenue being recognized and deferred at the time of product shipment. As a result, the Company subsequently decided to restate its 2002 financial results as well. In addition, a cumulative effect of the restatement was recorded to accumulated deficit at December 31, 1998, which represents the deferral of revenues related to warranty/post customer (software maintenance and service) arrangements.

Overview

The Company was founded in 1986 and develops, manufactures, and markets automated genetic imaging systems for use in cytogenetic laboratories for cancer testing, prenatal testing and other genetic testing applications. We sell our products to government and private clinical laboratories, research institutions, universities, and pharmaceutical companies located in the United States, Canada, Europe, Japan and other countries. We also market imaging systems designed for use in plant and animal genetic research programs. In addition, we have received FDA clearances for a clinical system to assist the detection of micrometastatic cancer cells in bone marrow and to analyze protein expression patterns in tumors. This system and its research capabilities assist physicians in determining the initial staging of cancer cases, in detecting disease recurrence and in genetically characterizing cancer cells.

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

In 2003, we applied for clearances from the FDA for three applications for the Ariol™ system - HER-2/neu immunohistochemistry, estrogen receptor (ER) and progesterone receptor (PR). These three applications were cleared by the FDA in the first quarter of 2004. We are developing data on additional uses and applications of the Ariol™ and SPOT™ systems that will be used to support our applications for additional clearances from the FDA for promotion of these applications with specific medical or diagnostic claims.

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

Results of Operations, as restated

Fiscal 2003, as restated Compared With Fiscal 2002, as restated

Revenues. Revenues include sales of systems, software maintenance, service contract and grant revenues. Revenues decreased to $19.0 million for the restated fiscal year 2003 from $20.6 million for the restated fiscal year 2002, a decrease of 8%. This reflected a revenue decrease of 21% in North America and an increase of 13% in the rest of the world. The decrease in revenues in North America was due primarily to slower than projected conversion of customers using older generation systems to our newest CytoVision® systems. The growth experienced in the rest of the world was due primarily to growth in our OncoPath™ products. For restated fiscal year 2003 and restated fiscal year 2002 revenues derived outside of North America were approximately 46% and 38% of total revenues, respectively, reflecting the sales growth in the rest of the world during 2003 and the decreased in the North American sales previously discussed. We expect that our OncoPath™ systems may be the primary driver of our future sales growth in North America and rest of the world markets.

Sales of systems were $13.1 million as restated in 2003, a decrease of 14% from $15.3 million as restated in 2002, primarily due to the sales decrease in North American markets discussed previously.

Software maintenance, service contract and grant revenues increased by 9% to $5.9 million, as restated in fiscal year 2003 from $5.4 million as restated in fiscal year 2002, primarily due to grant proceeds of $309,000 in 2003 compared to zero in 2002. Grant revenues fluctuate based on the completion of program milestones, with revenues being recognized as the work is performed.

Cost of Revenues. Cost of revenues includes direct material and labor costs, manufacturing overhead, warranty-related expenses and post-warranty service and application support expenses. Cost of revenues as a percentage of revenues was 44% in the restated fiscal year 2003 compared to 39% in the restated fiscal year 2002. The higher costs as a percent of revenues are due primarily to the sale of a number of our Ariol™ systems during 2003 at a lower gross margin percent for market development purposes. Cost of system revenues remained at $6.1 million as restated in 2002 as compared to $5.9 million as restated in 2003 and as a percentage of system revenues increased from 40% in 2002 to 45% in 2003 due primarily to the sale of a number of our Ariol™ systems during 2003 at a lower gross margin percent for market development purposes. Cost of service contract, software maintenance, as restated and grant revenues increased from $2.1 million in 2002 to $2.3 million in 2003 (or by 13%) and as a percentage of software maintenance, service contract and grant revenues from 39% in 2002 to 40% in 2003, due primarily to the unfavorable effect of translating United Kingdom service and support expenses from local currency to the U.S. dollar ($140,000) and higher personnel related expenses in the U.S. ($80,000). Grant revenues did not have a significant impact on cost of revenues in either 2003 or 2002.

Research and Development Expenses. Research and development (R&D) expenses increased from $3.4 million in 2002 to $3.7 million in 2003, or by 8% due primarily to the unfavorable impact ($132,000) of the weakening of the U.S. dollar on our U.K. based R&D expense and $60,000 in costs associated with hiring additional research staff. R&D costs were 19% of total restated revenues in 2003 compared to 17% of total restated revenues in 2002. R&D expenses are expected to increase in line with inflation in 2004.

Sales and Marketing Expenses. Sales and marketing expenses increased to $7.3 million in 2003 from $7.2 million in 2002, or by 1%. The slight increase in sales and marketing expenses in 2003 was due primarily to the unfavorable impact ($276,000) of the weakening of the U.S. dollar on our U.K.based sales and marketing expenses, and increased marketing expenses ($89,000) that were offset by reduced personnel expenses in the U.S. ($323,000). Sales and marketing expenses as a percentage of total restated revenues were 38% in 2003 and 35% in 2002, reflecting the decrease in revenues discussed earlier. Sales and marketing expenses are expected to increase in line with revenue growth in 2004.

General and Administrative Expenses. General and administrative expenses decreased to $2.5 million in 2003 from $2.6 million in 2002, a decrease of 1%. As a percentage of revenue, general and administrative costs were 13% of total restated revenues in 2003 compared to 12% of total restated revenues in 2002, reflecting the decrease in revenues discussed earlier. General and administrative expenses are expected to increase in line with inflation in 2004.

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

Other Income (Expense), Net. The increase in other income (expense) from an expense of $64,000 in 2002 to an income of $6,000 in 2003 was due primarily to an increase of $64,000 of foreign currency gains incurred in the translation of various balance sheet items from foreign currencies into the U.S. from gains of $27,000 in 2002 to $91,000 in 2003.

Fiscal 2002, as restated Compared With Fiscal 2001

Revenues. Revenues increased to $20.6 million for the restated fiscal year 2002 from $18.3 million in 2001, an increase of 13%. This reflected a revenue increase of 16% in North America and an increase of 8% in the rest of the world. Growth in sales in North America was due primarily to the unit growth in the OncoPath™ series of products. The slower growth experienced in the rest of the world was due to the impact of phasing out one of our genetics systems (approximately $1.0 million) and the completion of a grant program that had generated $400,000 of revenue in 2001 and no revenue in 2002. For the restated fiscal year 2002 and fiscal 2001 revenues derived outside of North America were approximately 38% and 39% of total revenues, respectively, reflecting the growth in North American system sales during 2002 and the slower growth in the rest of the world markets discussed previously.

Sales of systems were $15.3 million for the restated fiscal year 2002, an increase of 12% over the $13.7 million achieved in 2001, primarily due to unit growth in North American markets discussed previously.

Software maintenance, service contract and grant revenues at $5.4 million in 2002, as restated increased 17% from the $4.6 million recorded in 2001. Excluding the impact of the software maintenance and completion of the grant program discussed previously, service contract revenues increased by 14% to $3.3 million in 2002 from $2.9 million in 2001, primarily due to growth in service contract revenues reflecting the increased emphasis placed on marketing service contracts to our customers. Grant proceeds were zero in 2002 compared to $400,000 in 2001. Grant revenues fluctuate based on the completion of program milestones, with revenue being recognized as the work is performed.

Cost of Revenues. Cost of revenues includes direct material and labor costs, manufacturing overhead, warranty-related expenses and post-warranty service and application support expenses. Cost of revenues as a percentage of revenues was 39% in 2002 compared to 42% in 2001. The lower costs as a percent of revenues are due to reduced manufacturing costs (primarily lower material costs of components such as personal computers, monitors and flat panel displays) and the consolidation of manufacturing facilities in Santa Clara, California that was completed in the first quarter of 2002. Cost of system revenues increased from $5.7 million in 2001 to $6.1 million for the restated fiscal year 2002 and as a percentage of system revenues decreased from 42% in 2001 to 40% in 2002 due primarily to reduced manufacturing costs and the consolidation of manufacturing facilities discussed previously. Cost of service contract, software maintenance and grant revenues increased from $2.0 million in 2001 to $2.1 million in 2002 (or by 5%) and as a percentage of software maintenance, service contract and grant revenues was 39% in 2002 and 43% in 2001. Grant revenues did not have a significant impact on cost of revenues in either 2002 or 2001.

Research and Development Expenses. Research and development expenses decreased from $3.9 million in 2001 to $3.4 million in 2002, or by 12% due primarily to the consolidation of software support operations in January 2002 that resulted in the elimination of five personnel positions. Research and development costs were 17% of total restated revenues in 2002 compared to 21% of total revenues in 2001.

Sales and Marketing Expenses. Sales and marketing expenses decreased to $7.2 million in 2002 from $7.5 million in 2001, or by 4%. Sales and marketing expenses as a percentage of total revenues were 35% for the restated fiscal year 2002 and 41% in 2001. The decrease is primarily related to reduced international sales expenses reflecting a reduced number of personnel. Included in the sales and marketing expenses for 2002 was $108,000 for the termination of an under-performing sales distributor in Europe.

General and Administrative Expenses. General and administrative expenses decreased to $2.6 million in 2002 from $2.7 million in 2001, a decrease of 4%. As a percentage of revenue, general and administrative costs were 12% of total revenues for the restated fiscal year 2002 compared to 15% of total revenues in 2001. The reduction in the absolute dollar amount of spending and percentage of sales ratio is due primarily to reduced expenditures on our investor relations program ($56,000) and consulting ($43,000.)

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

Liquidity and Capital Resources, as restated

As of December 31, 2003, we had cash and cash equivalents of $2.0 million compared to $2.9 million at December 31, 2002. We maintain our cash equivalents primarily in securities with maturities of 90 days or less. Restricted cash, which collateralizes various credit and bank guarantees in the United Kingdom, amounted to $178,000 at December 31, 2003 compared to $156,000 at December 31, 2002. The reduction in cash and cash equivalents in 2003 was due primarily to a reduction in borrowings ($447,000) and purchases of property and equipment ($411,000). Working capital amounted to $340,000 at December 31, 2003, as restated compared to $2.6 million at December 31, 2002, as restated.

Cash used in operations for the year ended December 31, 2003 was $26,000 compared to $1.1 million 2002. The $1.0 million decrease in cash used in operations was due to decreased requirements for accounts receivables of $2.6 million (a decrease of $1.0 million in 2003 versus an increase of $1.6 million, as restated in 2002) and for inventories of $1.3 million (a decrease of $578,000 in 2003 versus an increase of $706,000 in 2002), reflecting decreased sales and a focus on controlling both items in 2003. These were partially offset by a $1.9 million increase in the operating loss for the year, discussed above, and a $1.5 million decrease in accounts payable (a decrease of $881,000 in 2003 compared to an increase of $614,000 in 2002). The increase in deferred revenue is due primarily to sales contracts that were deferred to 2004 for revenue recognition purposes pending the establishment of fair value of VSOE for certain applications that were included in the sales and that were under development at the end of the year.

Trade accounts receivable as a percent of fourth quarter sales were 119% as restated in 2003. This strong relationship between year-end receivables and last quarter sales is primarily due to the fact that most of our sales occur late in the quarter as is typical of capital equipment businesses. Although our payment terms are net 30 days, our customers, specifically government, university, Japanese, Chinese and European customers tend to take longer to pay their receivable balances. We do not experience significant collection issues with our accounts, but many of our customers take longer than the stated 30-day payment period. At December 31, 2003, as restated, approximately 19% of the receivables were outstanding for greater than 90 days and at December 31, 2002, as restated approximately 33% were older than 90 days.

Cash used in investing activities was $411,000 in 2003 compared to $80,000 in 2002. This change was primarily due to a decrease in our short-term investments of $650,000 in 2002 versus no proceeds from sale or maturities in 2003. This was partially offset by a decrease in the amount we invested for purchases of capital equipment to $411,000 in 2003 compared to $710,000 in 2002.

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

Fiscal 2002, as restated Compared With Fiscal 2001

As of December 31, 2002, we had cash, cash equivalents and short-term investments of $2.9 million compared to $3.2 million at December 31, 2001. Restricted cash, which collateralizes various credit and bank guarantees in the United Kingdom, amounted to $156,000 at December 31, 2002 compared to $245,000 at December 31, 2001. The reduction in cash, cash equivalents and short-term investments in 2002 was due primarily to increases in inventory and accounts receivable following sales growth. Working capital amounted to $2.6 million for the restated fiscal year 2002 compared to $2.8 million at December 31, 2001.

Cash used in operations for the year ended December 31, 2002 was $1.1 million compared to $2.1 million for 2001. The $1.0 million decrease in cash used in operations was primarily due to a $2.8 million reduction in operating loss for the year discussed above and a $1.4 million increase in the needs for accrued expenses (an increase of $163,000 in 2002 compared to a decrease of $1.2 million in 2001.) These were partially offset by increased requirements for accounts receivables of $2.9 million (an increase of $1.6 million, as restated in 2002 versus a decrease of $1.3 million in 2001) and for inventories of $1.3 million (an increase of $706,000 in 2002 versus a decrease of $565,000), reflecting increased sales. The increase in accrued expenses is due primarily to increased accruals for compensation ($305,000) and audit/legal ($259,000).

Trade accounts receivable as a percent of fourth quarter sales were 121% in 2002 compared to 108% in 2001 and 143% in 2000. This strong relationship between year-end receivables and last quarter sales is primarily due to the fact that most of our sales occur late in the quarter as is typical of capital equipment businesses. Although our payment terms are net 30 days, our customers, specifically government, university, Japanese, Chinese and European customers tend to take longer to pay their receivable balances. We do not experience significant collection issues with our accounts, but many of our customers take longer than the stated 30-day payment period. At December 31, 2002, as restated, approximately 33% of the receivables were outstanding for greater than 90 days and at December 31, 2001, approximately 27% were older than 90 days.

Cash used in investing activities was $80,000 in 2002 compared to $335,000 in 2001. This change was primarily due to a decrease in our short-term investments of $650,000 in 2002 versus a decrease of $247,000 in 2001. This was partially offset by an increase in the amount we invested for purchases of capital equipment to $710,000 in 2002 compared to $581,000 in 2001.

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

On January 31, 2002, we completed a private placement of 571,500 shares of our common stock to an institutional investor (purchasing for three separate funds) at a purchase price of $1.75 per share. Additional shares may be issuable to the investors under provisions contained in the Stock Purchase Agreement between the investors and us, which we filed with the Securities & Exchange Commission on Form S-3 on October 3, 2002, as amended. On July 29, 2002, each investor received a warrant exercisable for the number of shares of our common stock equal to the number of shares of common stock purchased by that investor in the January 31, 2002 financing. A total of 571,500 warrants were issued. The warrants are exercisable for four years from July 29, 2002 at a price of $2.25 per share. All of the warrants remain outstanding as of December 31, 2003. We established a loan agreement with Silicon Valley Bank (SVB) on September 28, 2001. This new facility replaced a three-year term loan and a revolving line of credit that had an outstanding balance of $1.2 million on September 28, 2001. The new loan agreement provided the capability to borrow up to $2.0 million based on the level of certain of our North American accounts receivable and inventories. On August 15, 2002 and on October 4, 2002, the loan agreement was amended to extend the term of the loan for an additional year, through September 27, 2003, to increase borrowing capability to $3.5 million (based on the level of certain of our North American accounts receivable) and to increase the requirement for us to maintain a minimum level of tangible net worth. On September 3, 2003, the loan agreement was amended to extend the term of the loan for an additional year, through September 26, 2004, and to establish the minimum level of net tangible worth that we had to maintain through the end of the loan agreement. We were not in compliance with the covenant requiring us to maintain $2.2 million in minimum tangible net worth at December 31, 2003 and we have subsequently obtained a waiver for this covenant violation and potential non-compliance with the minimum net tangible worth covenant in January and February 2004. On March 31, 2004, the loan agreement was amended to extend the term of the loan through March 31, 2005 and to establish the minimum level of net tangible worth that we had to maintain through the end of the loan agreement.

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

Off-Balance-Sheet Arrangements. As of December 31, 2003, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

Revenue Recognition

For arrangements that contain software elements that are more than incidental to the products or services as a whole, we follow Statement of Position, (“SOP”) 97-2 “Software Revenue Recognition”, as amended. Revenue earned on software arrangements involving multiple elements is allocated to each element based on the fair value of vendor-specific objective evidence, which is based on the price charged when the same element is sold separately. In instances when evidence of fair value of all undelivered elements exists but evidence does not exist for one or more delivered elements, then revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue.

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

For arrangements where no software is involved we recognize revenue based upon shipping terms provided that, at the time of shipment, there is evidence of contractual arrangement with the customer, the fee is fixed or determinable, collection of the resulting receivable is probable and there are no significant remaining obligations.

When we sell products to distributors, we recognize revenue based upon shipping terms, net of any discount, provided that there is evidence of contractual arrangement with the distributor, the fee is fixed or determinable, collection of the resulting receivable is probable and there are no significant remaining obligations. The distributor arrangements do not provide a right of return.

Grant revenues are recognized as the work is performed.

Taxation

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

Long-Lived Assets

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

Interest Rates

Our exposure to market risks due to changes in interest rates also relates to interest expense on our loan outstanding with Silicon Valley Bank (SVB). The loan provides us with borrowing capability of up to $3.5 million (based on the level of certain of our North American accounts receivable). At December 31, 2003 we had used $1.7 million of the facility with $292,000 available but not used. The interest rate on the facility was 6.0% at December 31, 2003, computed as the SVB prime rate plus 2 percent. A plus or minus 10% change in interest rates would not have a material impact on our financial statements or results of operations.

Item 8. Consolidated Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Applied Imaging Corp.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Applied Imaging Corp. and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 15 to the consolidated financial statements, effective January 1, 2002, the Company changed its method of accounting for goodwill.

As described in Note 1, the Company restated its financial statements for the years ended December 31, 2003 and 2002.

/s/ PricewaterhouseCoopers LLP

San Jose, California

April 2, 2004, except for Notes 1, 2, 3, 11, 13, 15 and 16 as to which the date is February 25, 2005

APPLIED IMAGING CORP.

AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,
	Restated 2003	Restated 2002
Assets

Current assets:
Cash and cash equivalents	$2,047	$2,897
Restricted cash	178	156
Trade accounts receivable, net of allowance for doubtful accounts of $80 and $306, respectively	6,122	7,092
Inventories	1,190	1,768
Prepaid expenses and other current assets	1,024	401

Total current assets	10,561	12,314
Property and equipment, net	812	1,014
Goodwill	2,364	2,364
Other assets	151	86

Total assets	$13,888	$15,778

Liabilities and Stockholders’ Equity

Current liabilities:
Bank debt	$1,728	$2,175
Accounts payable	1,491	2,372
Accrued expenses	1,888	1,562
Deferred revenue, current	5,114	3,651

Total current liabilities	10,221	9,760
Deferred revenue, non-current	801	412

Total liabilities	11,022	10,172

Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value; 6,000,000 shares authorized; none issued and outstanding at December 31, 2003 and 2002	—	—
Common stock; $0.001 par value; 50,000,000 shares authorized; 15,960,839 and 15,913,339 issued and outstanding December 31, 2003 and 2002, respectively	16	16
Additional paid-in capital	49,207	49,151
Accumulated deficit	(45,990)	(43,194)
Accumulated other comprehensive loss	(367)	(367)

Total stockholders’ equity	2,866	5,606

Total liabilities and stockholders’ equity	$13,888	$15,778

The accompanying notes are an integral part of these consolidated financial statements

APPLIED IMAGING CORP.

AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except per share data)

	For Year Ended December 31,
	Restated 2003	Restated 2002	2001
Revenues:
Systems sales	$13,095	$15,288	$13,704
Software maintenance, service and grant revenues	5,864	5,360	4,583

Total revenues	18,959	20,648	18,287

Cost of revenues:
Systems sales	5,921	6,053	5,691
Software maintenance, service and grant revenues	2,344	2,073	1,978

Total cost of revenues	8,265	8,126	7,669

Gross profit	10,694	12,522	10,618

Operating expenses:
Research and development	3,689	3,416	3,900
Sales and marketing	7,268	7,191	7,457
General and administrative	2,539	2,567	2,662
Amortization of goodwill	—	—	306
Restructuring costs	—	220	—

Total operating expenses	13,496	13,394	14,325

Operating loss	(2,802)	(872)	(3,707)
Other income (expense), net	6	(64)	(18)

Net loss	(2,796)	(936)	(3,725)
Other comprehensive loss, net of tax:
Change in unrealized gain (loss) on short-term investments	—	(2)	1

Comprehensive loss	$(2,796)	$(938)	$(3,724)

Net loss per share - basic and diluted	$(0.18)	$(0.06)	$(0.25)

Shares used to calculate basic and diluted net loss per share	15,944	15,817	15,191

The accompanying notes are an integral part of these consolidated financial statements.

APPLIED IMAGING CORP.

AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(in thousands )

	Common stock		Additional paid-in capital	Accumulated deficit	Deferred stock compensation	Accumulated other comprehensive loss	Total stockholders’ equity
	Shares	Amount
Balances as of December 31, 2000	15,141	15	$48,070	$(38,206)	$(30)	$(366)	$9,483
Cumulative effect of restatement	—	—	—	(327)	—	—	(327)

Balances as of December 31, 2000, as adjusted	15,141	15	48,070	(38,533)	(30)	(366)	9,156
Exercise of common stock options	34	—	53	—	—	—	53
Private placement expenses	—	—	(58)	—	—	—	(58)
Employee stock purchase	67	—	106	—	—	—	106
Deferred stock compensation	—	—	(17)	—	17	—	—
Amortization of deferred stock compensation	—	—	—	—	6	—	6
Change in unrealized gain from short-term investments	—	—	—	—	—	1	1
Net loss	—	—	—	(3,725)	—	—	(3,725)

Balances as of December 31, 2001	15,242	15	48,154	(42,258)	(7)	(365)	5,539
Exercise of common stock options	50	—	95	—	—	—	95
Private placement—net proceeds	571	1	814	—	—	—	815
Employee stock purchase	50	—	88	—	—	—	88
Amortization of deferred stock compensation	—	—	—	—	7	—	7
Change in unrealized loss from short-term investments	—	—	—	—	—	(2)	(2)
Net loss (as restated)	—	—	—	(936)	—	—	(936)

Balances as of December 31, 2002, as restated	15,913	16	49,151	(43,194)	—	(367)	5,606
Exercise of common stock options	48	—	56	—	—	—	56
Net loss (as restated)	—	—	—	(2,796)	—	—	(2,796)

Balances as of December 31, 2003, as restated	15,961	$16	$49,207	$(45,990)	$—	$(367)	$2,866

The accompanying notes are an integral part of these consolidated financial statements.

APPLIED IMAGING CORP.

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

	For the year ended December 31,
	Restated 2003	Restated 2002	2001
Cash flows from operating activities:
Net loss	$(2,796)	$(936)	$(3,725)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	611	642	955
Provision for doubtful accounts	(68)	(84)	—
Amortization related to deferred stock compensation	—	7	6
Loss on sale of fixed assets	2	75	37
Changes in operating assets and liabilities:
Trade accounts and related party receivable	1,038	(1,596)	1,320
Inventories	578	(706)	565
Prepaid expenses and other current assets	(623)	146	(308)
Other assets	(65)	(30)	—
Accounts payable	(881)	614	(71)
Accrued expenses	326	163	(1,247)
Deferred revenue	1,852	583	391

Net cash used in operating activities:	(26)	(1,122)	(2,077)

Cash flows from investing activities:
Purchase of short-term investments	—	—	(9,306)
Proceeds from sale and maturities of investments	—	650	9,553
Contingent purchase price	—	(20)	—
Purchases of property and equipment	(411)	(710)	(581)
Other assets	—	—	(1)

Net cash used in investing activities:	(411)	(80)	(335)

Cash flows from financing activities:
Net proceeds from issuance of common stock	56	998	102
Bank and other loan proceeds	12,330	13,675	3,899
Bank and other loan payments	(12,777)	(13,187)	(4,891)
Capital lease payments, principal portion	—	(14)	(29)
Restricted cash	(22)	89	1,422

Net cash (used in) provided by financing activities:	(413)	1,561	503

Net increase (decrease) in cash and cash equivalents	(850)	359	(1,909)

Cash and cash equivalents at beginning of year	2,897	2,538	4,447

Cash and cash equivalents at end of year	$2,047	$2,897	$2,538

Supplemental disclosure of cash flow information:
Cash paid for interest during the period	$95	$114	$189

Cash paid for taxes during the period	$21	$28	$23

Supplemental disclosure of non-cash investing and financing activities
Change in unrealized gain (loss) from short-term investments	$—	$(2)	$1

Deferred stock compensation	$—	$—	$(17)

The accompanying notes are an integral part of these consolidated financial statements.

APPLIED IMAGING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Throughout these notes to the consolidated financial statements, all referenced amounts reflect the balances and amounts on a restated basis.

(1) Restatement

On November 15, 2004, the Company announced its intent to restate its financial results for the fiscal year ended December 31, 2003 and the quarterly financial results for the first and second quarters of the fiscal year ending December 31, 2004. During the third quarter of 2004, a transaction which was recorded in June, 2004 was identified where revenue was recognized in a manner inconsistent with the Company’s policies and procedures then in effect. Following the identification of this transaction, the Audit Committee commenced an investigation. During the course of its investigation, the Audit Committee identified several revenue transactions principally recorded in fiscal 2003 involving its Cytovision and Ariol systems in which commitments were made for the future delivery of software applications then under development. Statement of Position (SOP) 97-2 “Software Revenue Recognition” requires that vendor specific objective evidence (VSOE) of the price attributable to the fair value of such “future deliverables” be established in order to recognize a portion of revenue in the reporting period in which the sale was originally made. The Company did not have VSOE established for these “future deliverables” at the time revenue was initially recognized. During the investigation, there were certain other transactions identified where the Company recognized revenue (a) upon the shipment of a product to a customer but had not met all the customer acceptance criteria necessary to recognize revenue; (b) upon shipment of product to customer, but had not met all the revenue recognition criteria as it was a sales with participation by a third party financing company. Additionally, during the investigation, certain transactions were identified where revenue on extended warranty/post customer support (software maintenance and service) arrangements were inappropriately recognized resulting in incorrect revenue being recognized and deferred at the time of product shipment. As a result, the Company subsequently decided to restate its 2002 financial results as well. In addition, a cumulative effect of the restatement was recorded to accumulated deficit at December 31, 1998, which represents the deferral of revenues related to warranty/post customer support (software maintenance and service) arrangements.

APPLIED IMAGING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consequently, the consolidated financial statements for the years ended December 31, 2003 and 2002 are restated in this Amendment No. 2 to Form 10-K/A. The principal effects of these adjustments on the accompanying consolidated financial statements are as follows (in thousands, except per share data):

Condensed Consolidated Statement of Operations	For the year December 31, 2003		For the year December 31, 2002
	As Previously Reported	As Restated	As Previously Reported	As Restated
Revenues (1)	$20,193	$18,959	$21,234	$20,648
Cost of revenues (1)	8,835	8,265	8,271	8,126
Gross profit (2)	11,358	10,694	12,963	12,522
Operating loss (2)	(2,138)	(2,802)	(431)	(872)
Net loss (2)	(2,132)	(2,796)	(495)	(936)
Net loss per share, basic and diluted (2)	$(0.13)	$(0.18)	$(0.03)	$(0.06)

Condensed Consolidated Balance Sheets	December 31, 2003		December 31, 2002
	As Previously Reported	As Restated	As Previously Reported	As Restated
Accounts receivable, net (3)	$6,365	$6,122	$7,155	$7,092
Inventories (3)	1,094	1,190	1,759	1,768
Prepaid expenses and other current assets (4)	537	1,024	289	401
Total current assets (6)	10,221	10,561	12,256	12,314
Other assets (4)	18	151	62	86
Total assets (6)	13,415	13,888	15,696	15,778
Deferred revenue, current (5)	3,543	5,114	2,880	3,651
Deferred revenue, non-current (5)	467	801	333	412
Total liabilities (6)	9,117	11,022	9,322	10,172
Accumulated deficit (6)	(44,558)	(45,990)	(42,426)	(43,194)
Total liabilities and stockholders’ equity (6)	13,415	13,888	15,696	15,778

Condensed Consolidated Statement of Cash Flows	For the year ended December 31, 2003		For the year ended December 31, 2002
	As Previously Reported	As Restated	As Previously Reported	As Restated
Net loss (2)	$(2,132)	$(2,796)	$(495)	$(936)
Changes in assets and liabilities:
Accounts receivable	858	1,038	(1,659)	(1,596)
Inventories	665	578	(697)	(706)
Prepaid expenses and other current assets	(248)	(623)	258	146
Other assets	44	(65)	(6)	(30)
Deferred revenue	797	1,852	60	583
Net cash used in operating activities	(70)	(26)	(1,116)	(1,122)

(1)	Restated revenues include a reduction of $1,234 and $586 for the years ended December 31, 2003 and 2002, respectively, due to (a) $952 and $352 related to the deferral of revenues related to certain Cytovision and Ariol system sales which included the future delivery of software applications for which VSOE was not established at the time of sale for the years ended December 31, 2003 and 2002, respectively; (b) $322 and $0 due to the deferral of sales with participation of third party financing companies for the years ended December 31, 2003 and 2002, respectively; (c) $159 and $55 due to certain transactions that required customer acceptance for which acceptance had not been received at the time of revenue recognition for the years ended December 31, 2003 and 2002, respectively, and (d) ( $199) and $179 related to the recognition and deferral of revenues related to extended warranty/post customer support arrangements for the years ended December 31, 2003 and 2002;

The restatement of revenues resulted in a corresponding adjustment to cost of revenues of $570 and $145 for the years ended December 31, 2003 and 2002, respectively;

APPLIED IMAGING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2)	The adjustments in revenues and cost of revenues resulted in a net decrease to gross profit and a corresponding net increase in net loss available to stockholders of $664 and $441 over the amounts previously reported for the years ended December 31, 2003 and 2002 respectively. Restated loss per share increased $0.05 and $0.03 for the years ended December 31, 2003 and 2002 respectively;

(3)	Accounts receivable decreased by $243 and $63 as a result of the reversal of certain revenue that required customer acceptance for the year ended December 31, 2003 and 2002. There was a corresponding increase in inventory of $96 and $9 for the years ended December 31, 2003 and 2002;

(4)	As a result of the revenue adjustments relating primarily to Cytovision and Ariol, current deferred costs (included in prepaid expenses and other current assets) increased $487 and $112 for the years ended December 31, 2003 and 2002, respectively; and non-current deferred costs (included in other assets) increased $133 and $24 for the years ended December 31, 2003 and 2002, respectively;

(5)	Deferred revenue, current increased $1,571 and $771 for the years ended December 31, 2003 and 2002, respectively, and deferred revenue non-current increased $334 and $79 for the years ended December 31, 2003 and 2002, respectively, due to the deferral of revenues related to certain Cytovision and Ariol system sales which included the future delivery of software applications under development and due to the recognition and deferral of revenues related to extended warranty/post customer support arrangements for the years ended December 31, 2003 and 2002;

(6)	Total current assets increased by $340 and $58 for the years ended December 31, 2003 and 2002, respectively, as a result of the adjustments. Total assets, total liabilities and stockholders’ equity increased by $473 and $82 for the years ended December 31, 2003 and 2002, respectively as a result of the adjustments. The years ended December 31, 2003 and 2002 include an increase of $1,432 and $768, respectively in accumulated deficit as a result of the adjustments in revenues and cost of revenues.

(2) Summary of the Company and Significant Accounting Policies

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

At December 31, 2003, the Company had an accumulated deficit of $46.0 million, as restated. The Company expects negative cash flow from operations to continue through at least 2005, with the need for funding additional development of the OncoPath™ systems, conducting clinical trials required for FDA clearance of new products, defending the ChromaVision patent infringement suit, expanding marketing, sales and customer support capabilities, and adding additional administrative infrastructure. Management believes that its existing cash balances will be sufficient to meet the Company’s capital and operating requirements through March 2006. See note 16 to the Consolidated Financial Statements, Subsequent Events.

However, expenditures required to achieve the Company’s growth and profitability in the long term may be greater than projected or the cash flow generated from operations may be less than projected. As a result, the Company’s long-term capital needs may require the Company to seek to obtain additional funds through equity or debt financing, collaborative or other

APPLIED IMAGING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Foreign Exchange

The Company accounts for its foreign operations in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 52, “Foreign Currency Translation”. The Company has determined that the functional currency of Applied Imaging International Limited is the U.S. dollar. Therefore, monetary assets and liabilities of the subsidiary are remeasured to the U.S. dollar at year-end exchange rates while nonmonetary items are remeasured at historical rates. Revenue and expense accounts related to monetary assets and liabilities are remeasured at the average rates in effect during the year. Revenue and expenses related to non-monetary assets and liabilities are translated at historical rates. Foreign currency gains and losses resulting from the conversion of the subsidiary’s financial statements into U.S. dollars are recognized in the consolidated statement of operations and comprehensive loss in other income and expense.

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

Restricted Cash

At December 31, 2003 cash of $178,000 was restricted from withdrawal and held at the Company’s international bank in the U.K. as collateral for various credit and bank guarantees (used for customs clearance purposes). No interest is earned on the restricted cash which is held for financing the credit and bank guarantees. Restricted cash at December 31, 2002 amounted to $156,000.

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

APPLIED IMAGING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

APPLIED IMAGING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenue Recognition

For arrangements that contain software elements that are more than incidental to the products or services as a whole, the Company follows Statement of Position, (“SOP”) 97-2 “Software Revenue Recognition”, as amended. Revenue earned on software arrangements involving multiple elements is allocated to each element based on the fair value of vendor-specific objective evidence, which is based on the price charged when the same element is sold separately. In instances when evidence of fair value of all undelivered elements exists but evidence does not exist for one or more delivered elements, then revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue.

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

For arrangements where no software is involved the Company recognizes revenue based upon shipping terms, provided that, at the time of shipment, there is evidence of contractual arrangement with the customer, the fee is fixed or determinable, collection of the resulting receivable is probable and there are no significant remaining obligations.

When the Company sells products to distributors, it recognizes revenue at the time of shipment, net of any discount, provided that there is evidence of contractual arrangement with the distributor, the fee is fixed or determinable, collection of the resulting receivable is probable and there are no significant remaining obligations. The distributor arrangements do not provide a right of return.

Grant revenues are recognized as the work is performed.

Product Warranty

The Company generally warrants its products against defects for a period of one year and records a liability for such product warranty obligations at the time of sale based upon historical experience. The Company does not provide separately priced extended warranty coverage.

Changes in product warranty obligations for the fiscal years ended December 31, 2003 and 2002 are as follows (in thousands):

Balance as of January 1, 2002	$144
Add accruals for warranties issued	25
Less costs incurred under warranties issued	(42)

Balance as of December 31, 2002	127
Add accruals for warranties issued	42
Less costs incurred under warranties issued	(67)

Balance as of December 31, 2003	$102

Research and Development Expenditures

Research and development expenditures are charged to expense as incurred.

Stock Based Compensation

APPLIED IMAGING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company has adopted the pro forma disclosure provisions of SFAS No. 148 “Accounting for Stock-Based Compensation –Transition and Disclosure” for the 1998 Stock Plan and Employee Stock Purchase Plan. The fair value of the stock options granted to employees is calculated using the Black-Scholes option pricing model as of the date of grant. Had compensation cost for the Company’s stock-based compensation plans been determined in a manner consistent with the fair value approach described in SFAS No. 123, the Company’s net loss and pro forma net loss per share as reported would have been increased to the pro forma amounts indicated below (in thousands, except per share data):

	Years ended December 31,
	Restated 2003	Restated 2002	2001
Net loss:
As reported	$(2,796)	$(936)	$(3,725)
Stock-based employee compensation expense determined under fair-value method	(740)	(789)	(606	) *

Pro forma	(3,536)	(1,725)	(4,331	)*

Net loss per share:
As reported:
Basic and diluted	(0.18)	(0.06)	(0.25)
Pro forma
Basic and diluted	(0.22)	(0.11)	(0.29)

*	Restated based on a change of a three year expected option life to a five year expected option life.

The fair value of each option is estimated on the date of grant using the fair value method with the following weighted-average assumptions:

	Years ended December 31,
	2003	2002	2001
Risk-free interest rate	2.1%	3.1%	4.5%
Expected life (in years) (restated)	5	5	5
Dividend yield	—	—	—
Expected volatility	81%	96%	60%

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

APPLIED IMAGING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

(3) Inventories

A summary of inventories follows (in thousands):

	December 31,
	Restated 2003	Restated 2002
Raw materials	$994	$1,210
Work in process	25	306
Finished goods	171	252

	$1,190	$1,768

APPLIED IMAGING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4) Property and Equipment, Net

A summary of property and equipment, net follows (in thousands):

	December 31,
	2003	2002
Equipment	$2,297	$2,667
Demonstration equipment	1,304	1,028
Furnitures and fixtures	816	445

	4,417	4,140
Less: accumulated depreciation and amortization	3,605	3,126

	$812	$1,014

Depreciation and amortization expense was $611,000, $677,000 and $622,000 for 2003, 2002 and 2001, respectively.

(5) Accrued Expenses

A summary of accrued expenses follows (in thousands):

	December 31,
	2003	2002
Compensation and related costs	$747	$802
Audit, tax, legal and external reporting costs	171	186
Warranty related costs	102	127
Royalties	27	75
Consulting related expenses	4	18
Commission	392	—
Other	445	354

	$1,888	$1,562

(6) Debt Obligations

The Company established a loan agreement with Silicon Valley Bank, (SVB) on September 28, 2001. This new facility replaced a three-year term loan and a revolving line of credit that had an outstanding balance of $1.2 million on September 28, 2001. The new loan agreement provided the capability to borrow up to $2.0 million based on the level of certain of our North American accounts receivable and inventories. On August 15, 2002 and on October 4, 2002, the loan agreement was amended to extend the term of the loan for an additional year, through September 27, 2003, to increase borrowing capability to $3.5 million (based on the level of certain of our North American accounts receivable) and to increase the requirement for us to maintain a minimum level of tangible net worth. On September 3, 2003, the loan agreement was amended to extend the term of the loan for an additional year, through September 26, 2004, and to establish the minimum level of net tangible worth that the Company had to maintain through the end of the loan agreement. The Company was not in compliance with the covenant requiring maintenance of $2.2 million in minimum tangible net worth at December 31, 2003 and subsequently obtained a waiver for this covenant violation, and any potential non-compliance with the minimum net tangible worth covenant in January and February, 2004. On March 31, 2004, the loan agreement was amended to extend the term of the loan through March 31, 2005 and to establish the minimum level of net tangible worth that we had to maintain through the end of the loan agreement. See also note 16 to the Consolidated Financial Statements, subsequent events.

At December 31, 2003 the Company had used $1.7 million of the facility with $292,000 available but not used. The interest rate on the facility was 6.0% at December 31, 2003, computed as the SVB prime rate plus 2 percent. The loan is collateralized by substantially all of the assets of the U.S. Corporation and requires the Company to maintain a minimum level of tangible net worth. Other loan covenants include the need to maintain insurance on the Company’s property, monthly reporting to SVB, the need to obtain SVB approval for any extraordinary action and a limitation on the U.S. Corporation’s ability to transfer more than $600,000 to a subsidiary.

APPLIED IMAGING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(7) Commitments and Contingencies

The Company has various non-cancelable operating leases for equipment, vehicles, and facilities expiring through 2009. The facility leases generally contain renewal options for periods ranging from two to five years and require the Company to pay all executory costs such as maintenance, property taxes, and insurance. Rent expense under operating leases aggregated $886,000, $829,000 and $853,000 during 2003, 2002 and 2001, respectively. The Company’s primary lease commitments are for its facilities in Santa Clara, California, which aggregated approximately $987,000 for 2003. The lease on the Santa Clara facilities is effective April 1, 2001 through August 31, 2004 at a monthly rent of $55,000, including operating expenses. The Company has signed a new lease for 24,095 square feet of office space in San Jose, California with an estimated occupancy date of May 1, 2004 and termination date of April 30, 2009 at a monthly rent of $35,000, including operating expenses. In addition, the Company leases facilities in the United Kingdom, which aggregate approximately £160,000 ($300,000) per year through 2008. The Company has minimum lease payments for the San Jose office as follows:

Years Ended December 31,
2004	159
2005	325
2006	340
2007	354
2008	369
2009	188

$1,735

The Company leases approximately 4,400 square feet of office space in League City, Texas. The lease is effective November 1, 2001 through October 31, 2006 at a monthly rent of $7,000, including operating expenses.

The Company has aggregate future minimum lease payments under non-cancelable operating leases as follows (in thousands):

As of December 31,
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

The Company enters into indemnification arrangements with third parties, including customers, business partners and lessors, from time to time in the ordinary course of its business. Under these arrangements, the Company has agreed to defend, indemnify and hold the third party harmless from and against losses arising from a breach of representations or covenants of the Company, from claims of intellectual property infringement, or from other claims concerning the Company’s products made against those third parties. These arrangements may limit the time within which an indemnification claim can be made, the type of the claim and the total amount that the Company can be required to pay in connection with the indemnification obligation. In addition, the Company has entered into indemnification agreements with its directors and officers, and the Company’s bylaws

APPLIED IMAGING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

contain similar indemnification obligations in favor of the Company’s directors, officers and agents. It is not possible to determine or reasonably estimate the maximum potential amount of future payments under these indemnification arrangements due to the varying terms of such arrangements, the history of prior indemnification claims and the unique facts and circumstances involved in each particular arrangement and in each particular future claim for indemnification. The Company is not aware of any requests for indemnification under these arrangements. The Company has not recorded any liabilities for these indemnification arrangements on the Company’s consolidated balance sheet as of December 31, 2003.

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

(8) Stockholders’ Equity

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

On December 14, 2000, the Company completed a private placement of $3.5 million with the sale of 1,280,908 shares of its common stock to two institutional investors (purchasing for five separate funds) at a purchase price of $2.75 per share. The Company received net proceeds of $3.2 million from the private placement after deducting fees and costs of $0.3 million. The purchase price was negotiated with the investors and represented a discount from the previous day’s closing price of $3.00 per share as reported by the Nasdaq National Market System. Warrants were also issued to the investors entitling them to purchase an additional 422,700 shares of common stock at an exercise price of $3.75 per share. The Company has assigned a value, determined using the Black-Scholes pricing model, of approximately $500,000 to these warrants, assuming volatility of 75%, a maximum contractual life of three years, a risk-free interest rate of 5.18% and no expected dividends. Additional shares and warrants may be issuable to the investors under anti-dilution provisions of the Stock Purchase Agreement between the Company and the investors, and terms of the warrants issued to the investors. No such additional shares or warrants have been issued. All the warrants expired in December 2003 unexercised.

APPLIED IMAGING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Plans

As of December 31, 2003, the Company has reserved for issuance 2,604,288 shares of common stock under its 1998 Incentive Stock Option Plan (“1998 Stock Plan”) and has 3,483,232 shares reserved for issuance under all plans. This represents the maximum aggregate number of shares that remain to be optioned or sold under the 1998 Stock Plan. A total of 2,438,250 options are outstanding at December 31, 2003 under the 1998 Stock Plan (3,313,756 options under all plans). Under the 1998 Stock Plan, stock options may be granted to Board members, officers, key employees, and consultants at the fair market value of the common stock at the date of the grant, as determined by the Board of Directors, typically the closing price on the first day of business preceding the date of grant. Options are exercisable over 10 years from the date of grant, and typically vest ratably over 4 years. An amendment of the Company’s 1998 Stock Plan was approved by the Company’s stockholders on May 16, 2001 to increase the total number of shares authorized for issuance under the 1998 Stock Plan to 2,850,000 shares, an increase of 950,000 shares. As of December 31, 2003, there were 166,038 options available for grant under the 1998 Stock Plan.

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

In November 2003, the Company established a Stand-alone Option Agreement designed to offer incentive options to a key new employee. As of December 31, 2003 there were 200,000 shares reserved for issuance under this plan and a total of 200,000 options have been granted at the prevailing fair market value and are outstanding at December 31, 2003.

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

Employee Stock Purchase Plan

On June 19, 1996, the Board adopted, effective upon the closing of the initial public offering (“IPO”) for the Company’s common stock, the Company’s Employee Stock Purchase Plan (the “Plan”) which has a term of 10 years whereby eligible employees may purchase common stock through payroll deductions of up to 10% of compensation, at a per share price of 85% of the fair market value of the Company’s common stock on the enrollment date or the exercise date six months later, whichever is lower. As of December 31, 2003 there were 194,440 shares issued and 205,560 shares reserved for issuance under the Plan. There were no shares issued under the Plan in 2003.

APPLIED IMAGING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounting for Stock-Based Compensation

Stock-based compensation expense related to stock options granted to non-employees is recognized as the stock options are earned. The Company believes that the fair value of the stock options is more readily measurable than the fair value of the services received. The fair value of the stock options granted is calculated at each reporting date using the Black-Scholes option pricing model. The stock-based compensation expense will fluctuate as the fair market value of the common stock fluctuates. During 2001, 2002, and 2003 the Company did not grant any stock options to non-employees. In connections with prior year grants to non-employees, the Company recorded a reduction in deferred stock compensation balance of $17,000 in 2001, and the remaining balance was amortized to expense in 2002 ($7,000) and 2001 ($6,000).

(9) Acquisitions

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

On July 16, 1999, the Company acquired the intellectual and software property related to the cytogenetic imaging instrumentation business of Vysis Inc. The acquisition was accounted for as a purchase. The total consideration paid was $2.4 million consisting of a cash payment of $1.0 million, $500,000 in cash paid in July 2000, $250,000 in cash paid in January 2001 and 497,368 shares of the Company’s common stock issued at $1.206 per share. The installment payments bore interest at the annual rate of seven percent. The interest was due and payable at the time the installment is due. In addition, the Company recorded a liability of approximately $100,000 for the estimated costs associated with certain warranties and service contracts that the Company has taken responsibility for. In addition, the Company incurred approximately $32,000 in legal expenses directly related to this acquisition. The Company has recorded goodwill of $2.5 million. The goodwill was originally amortized over a ten year life but, with the adoption of SFAS No. 142 in 2002, the Company is no longer amortizing goodwill.

(10) Other Income (Expense), Net

The components of other income (expense), net are as follows (in thousands):

	December 31,
	2003	2002	2001
Interest income	$23	$24	$179
Interest expense	(95)	(111)	(189)
Gain on foreign exchange	91	27	1
Provision for franchise and other taxes	(21)	(18)	(16)
Miscellaneous income	8	14	7

	$6	$(64)	$(18)

APPLIED IMAGING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(11) Income Taxes

The Company has not recorded an income tax benefit in 2003, 2002 and 2001 due to the recording of a valuation allowance as an offset to net deferred tax assets.

Deferred tax assets (liabilities) consist of the following (in thousands):

	December 31,
	Restated 2003	Restated 2002
Deferred Tax Assets
Bad Debt Reserve	$14	$31
Inventory Reserve	55	119
Depreciation & Amortization	(42)	292
Other Deferreds	554	461
Accrued Expenses	130	117
Net Operating Loss Carryforwards	15,005	13,219
Business Credit Carryforwards	1,211	1,175

Total Gross Deferred Assets	16,927	15,414
Valuation Allowance	(16,927)	(15,414)

Net Deferred Tax Assets	$—	$—

As of December 31, 2003, the Company had net operating loss carryforwards for U.S. federal, California and foreign tax return purposes of approximately $38.6 million, $12.6 million and $1.0 million respectively. In addition, the Company has federal and state credit carryforwards of approximately $765,000 and $694,000 available to offset future tax liabilities. The Company’s federal net operating loss carryforwards, as well as credit carryforwards, will expire at various dates beginning in 2004 through 2020 if not utilized. The Company’s state net operating loss carryforwards begin to expire in 2004.

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

Reconciliation of the statutory federal income tax to the Company’s effective tax rate follows:

	Years Ended December 31,
	Restated 2003	Restated 2002	2001
	%	%	%
Tax at Federal Statutory Rate	(34.00)%	(34.00)%	(34.00)%
State, Net of Federal Benefit	(6.00)%	(6.00)%	(6.00)%
Deferred Tax Assets Not Benefited	39.39%	37.16%	46.89%
Federal Research and Development Credit	—%	—%	(10.23)%
Permanent Differences	0.61%	1.92%	0.72%
Other-Effect of foreign rates	—%	0.92%	2.62%

Provision for Taxes	—%	—%	—%

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

APPLIED IMAGING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

(13) Segment and Foreign Operations

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

	America		Principally Europe		Consolidated
Revenues
2003 (Restated)	$10,171		$8,788		$18,959
2002 (Restated)	12,856		7,792		20,648
2001	11,068		7,219		18,287
Identifiable Assets
2003 (Restated)	$9,416		$4,472		$13,888
2002 (Restated)	11,288		4,490		15,778
Long Lived Assets
2003	$2,970	(a)	$357	(b)	$3,327
2002	2,992	(a)	472	(b)	3,464

Notes:

(a)	All in the U.S.
(b)	Primarily in the U.K.

No single customer accounted for greater than 10% of revenues for each of the years ended December 31, 2003, 2002 and 2001, or accounts receivable as of December 31, 2003 and 2002.

(14) Restructuring

To focus the Company on the execution of its sales and marketing strategy and to transition from working in fetal cell research to work in cancer metastasis, and to reduce operating costs, the Company eliminated 15 positions in 1999 at both its United States and United Kingdom facilities. The Company recorded a net restructuring charge for the year of $818,000. The charge waswas related to the severance costs of the terminated employees ($516,000) and certain costs ($302,000) associated with discontinued products. In December 1999, the Company decided to exit the RxFish reagent business and this resulted in the $302,000 restructuring charge, consisting of $234,000 in costs to be paid to contracted researchers, $48,000 in prepaid license fee and $20,000 in inventory write-off. In 2001 all amounts have been paid against the liability related to the termination benefits for the terminated employees and $289,000 has been paid against the discontinued product liability. During 2002, the final payments of $13,000 were paid.

In January 2002, the Company instituted a series of actions to rationalize its operations to provide a lower operating cost while increasing efficiencies. The Company is still in the progress of closing its League City, Texas office and has consolidated its manufacturing and engineering facilities. The Company has not been able to sub-lease League City, Texas office due to the poor market conditions in the Houston, Texas area. The Company recorded a restructuring charge of $220,000 in the first quarter of 2002 that was reflected in the Consolidated Statement of Operations and Comprehensive Loss as a separate line item under operating expenses. This charge is due to the costs of terminating 12 employees ($130,000 – five employees in engineering, three in manufacturing, two in administration and two in sales and support) and closing the League City, Texas office ($90,000.) The employee separation costs were all cash and the costs related to the closure of the League City office were made up of $40,000 in cash charges and $50,000 in non-cash charges. As of December 31, 2002, all payments had been made and the reserve balance was zero. There were no restructuring transactions in 2003.

APPLIED IMAGING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the restructuring reserve balances through December 31, 2002 (in thousands):

Restructuring Costs
Restructuring reserve balances at December 31, 2000	$142
Cash payments	(129)

Restructuring reserve balances at December 31, 2001	13
Restructuring charge in 2002	220
Cash payments	(183)
Non cash charges	(50)

Restructuring reserve balances at December 31, 2002	$—

(15) Goodwill

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

The following table reconciles the Company’s fiscal 2003, 2002 and 2001 net loss, net loss per share—basic and diluted adjusted to exclude goodwill amortization pursuant to SFAS No. 142 to amounts previously reported (in thousands, except per share data):

	Year ended December 31,
	Restated 2003	Restated 2002	2001
Reported net loss	$(2,796)	$(936)	$(3,725)
Add back: goodwill amortization	—	—	306

Adjusted net loss	$(2,796)	$(936)	$(3,419)

Net loss per share - basic and diluted:
- as reported	$(0.18)	$(0.06)	$(0.25)
- adjusted	$—	$—	$(0.23)
Weighted average shares outstanding
- basic and diluted	15,944	15,817	15,191

(16) Subsequent events

On February 25, 2005, the Company’s loan agreement with SVB was amended to extend the term of the loan through March 29, 2007.

APPLIED IMAGING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(17) Quarterly Financial Data (unaudited)

The following table shows selected unaudited quarterly financial data for the years ended December 31, 2003 and 2002. In the opinion of the Company’s management, this quarterly information has been prepared on the same basis as the financial statements and included all adjustments necessary to present fairly the information for the periods presented (in thousands except per share data):

	Fiscal 2003 Quarter Ended
	Restated March 31,	Restated June 30,	Restated September 30,	Restated December 31,
Revenues	$5,095	$4,648	$4,084	$5,132
Gross profit	3,101	2,701	2,250	2,642
Operating loss	(414)	(479)	(1,232)	(677)
Net loss	(418)	(444)	(1,233)	(701)
Net loss per share - basic and diluted	(0.03)	(0.03)	(0.08)	(0.04)

	Fiscal 2002 Quarter Ended
	Restated March 31,	Restated June 30,	Restated September 30,	Restated December 31,
Revenues	$4,517	$5,391	$4,879	$5,861
Gross profit	2,785	3,357	2,963	3,417
Operating loss	(692)	167	(299)	(48)
Net income (loss)	(749)	193	(336)	(44)
Net income (loss) per share - basic and diluted	(0.05)	0.01	(0.02)	0.00

The effect of the restatement adjustments on the previously reported quarterly financial statement data within 2003 and 2002 are set forth in the following table (in thousands except per share data):

	Fiscal 2003 Quarter Ended
	March 31,		June 30,		September 30,		December 31,
	As Previously Reported	Restated	As Previously Reported	Restated	As Previously Reported	Restated	As Previously Reported	Restated
Revenues	$5,415	$5,095	$4,815	$4,648	$4,833	$4,084	$5,130	$5,132
Operating income (loss)	(264)	(414)	(366)	(479)	(796)	(1,232)	(712)	(677)
Net income (loss)	(268)	(418)	(331)	(444)	(797)	(1,233)	(736)	(701)
Net loss per share - basic and diluted	(0.02)	(0.03)	(0.02)	(0.03)	(0.05)	(0.08)	(0.05)	(0.04)

	Fiscal 2002 Quarter Ended
	March 31,		June 30,		September 30,		December 31,
	As Previously Reported	Restated	As Previously Reported	Restated	As Previously Reported	Restated	As Previously Reported	Restated
Revenues	$4,847	$4,517	$5,345	$5,391	$5,541	$4,879	$5,501	$5,861
Operating income (loss)	(435)	(692)	124	167	168	(299)	(288)	(48)
Net income (loss)	(492)	(749)	150	193	131	(336)	(284)	(44)
Net loss per share - basic and diluted	(0.03)	(0.05)	0.01	0.01	0.01	(0.02)	(0.02)	0.00

APPLIED IMAGING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Item 9A. Disclosure Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Based on an evaluation as of the end of the period covered by this report, our chief executive officer and principal accounting officer has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

We have restated our financial results for the years ended December 31, 2003 and 2002 and for the quarters ended June 30, 2004 and March 31, 2004 to reflect adjustments to our previously reported financial results. The restatements arose out of an investigation by the Audit Committee.

As a result of the investigation, the Audit Committee determined that the Company had incorrectly recorded revenue on sales contracts that included commitments for as yet undeveloped software upgrade applications for which vendor specific objective evidence (“VSOE”) for the fair value had not yet been established. The Audit Committee further determined that the Company had incorrectly recorded revenue on certain sales contracts upon shipment rather than recording revenue when customer acceptance criteria had been met; and on certain other transactions where the Company had recorded revenue upon shipment of sales with participation by a third party financing company, but had not met all the revenue recognition criteria necessary to recognize revenue. In addition, the Audit Committee determined that the Company had incorrectly recorded revenue on certain transactions where additional revenue on extended warranty/post customer support (software maintenance and service) arrangements were inappropriately recognized resulting in incorrect revenue being recognized and/or deferred at the time of product shipment.

As a result, the Audit Committee concluded that the Company had material weaknesses in its system of internal controls as follows:

•	The Company does not have a policy for mandatory disclosures in sales contracts including disclosures for commitments for as yet developed software applications and has not properly trained its sales personnel and management on sales contract disclosure or on SOP 97-2 (“Statement of Position 97-2, Software Revenue Recognition”);

•	Personnel reviewing sales contracts are not qualified or properly trained to review sales contracts particularly as it relates to SOP 97-2 and customer acceptance criteria. Furthermore, this review is not a formalized process.

The Audit Committee has therefore directed management to implement a number of additional measures designed to further ensure that the Company’s financial results are reported accurately. These measures include:

•	The adoption of a disclosure policy to insure that all commitments to customers in a sales contract are fully disclosed so the Company can correctly account for the sales contract;

•	The hiring of a contracts administrator who will review all sales contracts and identify all commitments to customers to insure that sales contracts are properly accounted for;

•	The adoption of a future software commitment policy so the Company’s sales personnel have guidelines regarding future software application commitments to customers;

•	The adoption of an updated revenue recognition policy which specifically addresses SOP 97-2 as it relates to the Company’s business;

•	The prioritization of hiring a new Chief Financial Officer ;

•	The planned realignment of the international sales order processing and finance function to move these functions from the Company’s UK affiliate to the Company’s US head quarters;

•	The education of the Company’s management and sales force on these new policies and procedures.

These changes either have been, or are in the process of being implemented. We believe the planned and implemented changes to our system of internal controls and our disclosure controls and procedures will be adequate to provide reasonable assurance that the information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13-a-14(c). However, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of simple error or mistake.

(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting or in other factors during the last fiscal quarter of 2003 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) 1. Consolidated Financial Statements

The following Financial Statements of Applied Imaging Corp. and Report of PricewaterhouseCoopers LLP, have been provided as Item 8, above:

2. Financial Statement Schedule

The financial statement schedule entitled “Valuation and Qualifying Accounts” is included at page 61 of this Form 10-K.

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

10.1	(1)	Form of Indemnification Agreement for directors and officers.

10.2	(b)(4)	1998 Incentive Stock Option Plan and form of Stock Option Agreement thereunder.

10.4	(1)	Employee Stock Purchase Plan.

10.5	(1)	Amended and Restated Registration Rights Agreements.

10.9	(9)	Lease dated July 1998 between Bio Science Center and Applied Imaging International Ltd.

10.18	(1)	Development Agreement dated February 5, 1996 between EM Industries and Registrant.

10.21	(2)	License Agreement dated October 24, 1997 between Cambridge University and the Registrant.

10.23	(b)(5)	Stock and Warrant Purchase Agreement dated May 22, 1997 between the registrant and certain investors

10.24	(6)	Form of Stock Purchase Agreement between the Registrant and certain investors used in connection with sales of Common Stock on July 7 and July 15, 1998.

10.25	(7)	Asset Purchase, License and Distribution Agreement between the Company and Vysis, Inc. dated July 16,1999.

10.26	(8)	Form of Stock Purchase Agreement between Applied Imaging Corp. and certain investors dated October 27, 1999 and October 29, 1999.

10.27	(8)	Form of Stock Purchase Agreement between Applied Imaging Corp. and certain investors, dated December 13, 2000.

10.28	(8)	Form of Warrant between Applied Imaging Corp. and certain investors, dated December 14, 2000.

10.34	(10)	Lease renewal to the Registrant’s headquarters in Santa Clara, CA dated April 10, 2001.

10.35	(10)	Loan Modification Agreement dated June 21, 2001 between Registrant, Applied Imaging International Limited and Silicon Valley Bank.

10.36	(11)	Loan and Security Agreement dated September 28, 2001 between Registrant and Silicon Valley Bank.

10.37	(11)	Amendment to Loan Documents dated September 28, 2001 between Registrant and Silicon Valley Bank.

10.38	(12)	Intellectual Property Mortgage and Security Agreement dated September 28, 2001 between Registrant and Silicon Valley Bank.

10.39	(12)	Employment Letter Agreement dated October 19, 2001 between the Company and Carl Hull.

10.40	(12)	Employment Letter Agreement dated October 19, 2001 between the Company and Jack Goldstein.

10.41	(12)	Form of Employment Letter Agreement dated October 19, 2001 between the Company and its Vice Presidents.

10.42	(12)	Retention Agreement

10.43	(13)	Amendment to Loan Documents dated August 15, 2002 between Registrant and Silicon Valley Bank.

10.44	(13)	Amendment to Loan Documents dated September 28, 2001 between Registrant and Silicon Valley Bank.

10.45	(14)	Amendment to Loan Documents dated January 31, 2003 between Registrant and Silicon Valley Bank.

10.46	(14)	Retention Incentive Program as amended on February 13, 2002.

10.47	(15)	Amendment to Loan Documents dated September 3, 2003 between Registrant and Silicon Valley Bank.

10.48	†*	Employment Letter Agreement dated October 10, 2003 between the Company and Robin Stracey.

10.49	*	Stand-Alone Stock Option Agreement dated November 17, 2003 between the Company and Robin Stracey.

10.50	*	Amendment to Loan Documents dated December 31, 2003 between Registrant and Silicon Valley Bank.

10.51	*	Amendment to Loan Documents dated March 24, 2004 between Registrant and Silicon Valley Bank.

10.52	*	Lease dated January 27, 2004 between the Company and DMV SUB 4, LLC

10.53	*	Amendment to Loan Documents dated March 31, 2004 between Registrant and Silicon Valley Bank.

14.1	*	Code of Business Ethics

21.1	(1)	List of Subsidiaries of the Registrant.

23.1		Consent of PricewaterhouseCoopers LLP, Independent Accountants. Registered Public Accounting Firm.

24.1		Power of Attorney (See page 61)

31.1		Chief Executive Officer and Principal Financial Officer’s Certification Pursuant to 15 U.S.C. Section 7241

32.1		Certificate of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Previously filed.
†	Portions of the Exhibit have been omitted pursuant to a request for confidential treatment.
(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 filed on June 24, 1996, as amended, and incorporated herein by reference.
(2)	Filed as an exhibit to the Company’s Form 10-K405 for the year ending December 31, 1997 and incorporated herein by reference.
(3)	Filed as an exhibit to the Registrant’s Report on Form 8-A12G filed with the Commission on June 5, 1998 and incorporated herein by reference.
(4)	Filed as an exhibit to the Registrant’s Report on Form S-8 filed with the Commission on June 26,1998 and incorporated herein by reference.
(5)	Filed as an exhibit to the Registrant’s Report on form 8-K filed with the Commission on June 4, 1997 and incorporated herein by reference.
(6)	Filed as an exhibit to the Registrant’s Report on Form 8-K filed with the Commission on July 28, 1998 and incorporated herein by reference.
(7)	Filed as an exhibit to the Registrant’s Report on Form 8-K filed with the Commission on July 30, 1999 and incorporated herein by reference.
(8)	Filed as an exhibit to the Registrant’s Report on Form S-3 filed with the Commission on January 25, 2001 and incorporated herein by reference.
(9)	Filed as an exhibit to the Registrant’s Form 10-K405 for the year ending December 31, 1998 and incorporated herein by reference.
(10)	Filed as an exhibit to the Registrant’s Report on Form 10-Q filed with the Commission on August 8, 2001 and incorporated herein by reference.
(11)	Filed as an exhibit to the Registrant’s Report on Form 10-Q filed with the Commission on November 13, 2001 and incorporated herein by reference.
(12)	Filed as an exhibit to the Registrant’s Form 10-K filed with Commission on March 25, 2002 and incorporated herein by reference.
(13)	Filed as an exhibit to the Registrant’s Report on Form 10-Q filed with the Commission on October 30, 2002 and incorporated herein by reference.
(14)	Filed as an exhibit to the Registrant’s Report on Form 10-Q filed with the Commission on May 14, 2003 and incorporated herein by reference.
(15)	Filed as an exhibit to the Registrant’s Report on Form 10-Q filed with the Commission on October 31, 2003 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APPLIED IMAGING CORP.

By:	/s/ ROBIN STRACEY
Robin Stracey Chief Executive Officer and Principal Financial Officer

Date: February 25, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signatures	Title	Date

/S/ ROBIN STRACEY (Robin Stracey)	Chief Executive Officer and Principal Financial Officer	February 25, 2005

/S/ CARL HULL (Carl Hull)	Director	February 25, 2005

/S/ JOHN F. BLAKEMORE, JR.* (John F. Blakemore, Jr.)	Director	February 25, 2005

/S/ JACK GOLDSTEIN* (Jack Goldstein)	Director	February 25, 2005

/S/ ANDRE MARION* (Andre Marion)	Director	February 25, 2005

/S/ G. KIRK RAAB* (G. Kirk Raab)	Director and Chairman of the Board	February 25, 2005

/S/ PABLO VALENZUELA* (Pablo Valenzuela)	Director	February 25, 2005

*By:	/S/ CARL HULL
Carl Hull Attorney-in-Fact

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