Form 10-Q/A
period 2004-03-31
APPLIED IMAGING CORP
filed 2005-03-01
CIK 816066

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

AMENDMENT NO. 1

TO

FORM 10-Q/A

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

EXPLANATORY NOTE

THIS AMENDMENT NO. 1 TO OUR QUARTERLY REPORT ON THIS FORM 10-Q/A IS BEING FILED FOR THE PURPOSE OF REFLECTING THE RESTATEMENT OF OUR CONSOLIDATED FINANCIAL STATEMENTS AS OF AND FOR THE PERIODS ENDED MARCH 31, 2004 AND MARCH 31, 2003. THE RESTATEMENT RESULTS FROM APPLIED IMAGING’S AUDIT COMMITTEE INVESTIGATION, AS DESCRIBED HEREIN AND AS PREVIOUSLY ANNOUNCED IN ITS FORM 8-K FILED ON NOVEMBER 15, 2004. WE HAVE MADE NO FURTHER CHANGES TO THE PREVIOUSLY FILED FORM 10-Q TO REFLECT ANY SUBSEQUENT INFORMATION OR DEVELOPMENTS.

APPLIED IMAGING HAS NOT AMENDED ITS ANNUAL REPORT ON FORM 10-K FOR THE PERIOD ENDED DECEMBER 31, 2002 OR QUARTERLY REPORTS ON FORM 10-Q FOR THE PERIODS AFFECTED BY THE RESTATEMENT DURING THE YEARS ENDED DECEMBER 31, 2003 OR 2002. INSTEAD, APPLIED IMAGING HAS AMENDED SUCH FINANCIAL INFORMATION AS A PART OF THE RESTATEMENT OF ITS AMENDMENT NO. 2 TO ITS FORM 10-K/A FOR THE PERIOD ENDED DECEMBER 31, 2003. THEREFORE WHEN CONSIDERING 2002 OR 2003 FINANCIAL INFORMATION YOU SHOULD RELY ONLY ON APPLIED IMAGING’S AMENDMENT NO. 2 TO ITS FORM 10-K/A FOR THE PERIOD ENDED DECEMBER 31, 2003, AND NOT ITS FORM 10-K FOR THE PERIOD ENDED DECEMBER 31, 2002 NOR ITS QUARTERLY REPORTS ON FORM 10-Q FOR THE YEARS ENDED DECEMBER 31, 2003 OR 2002.

APPLIED IMAGING CORP.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

APPLIED IMAGING CORP. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited, in thousands)

	March 31, 2004	December 31, 2003
	Restated	Restated
ASSETS

Current assets:
Cash and cash equivalents	$1,845	$2,047
Restricted cash	183	178
Trade accounts receivable, net	5,166	6,122
Inventories	1,098	1,190
Prepaid expenses and other current assets	1,467	1,024

Total current assets	9,759	10,561
Property and equipment, net	818	812
Goodwill	2,364	2,364
Other assets	52	151

Total assets	$12,993	$13,888

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,496	$1,491
Accrued expenses	1,966	1,888
Bank debt	1,111	1,728
Deferred revenue, current	5,662	5,114
Other current liabilities	100	—

Total current liabilities	10,335	10,221

Deferred revenue, non-current	433	801

Total liabilities	10,768	11,022

Stockholders’ equity:
Common stock	16	16
Additional paid-in capital	49,209	49,207
Accumulated other comprehensive loss	(367)	(367)
Accumulated deficit	(46,633)	(45,990)

Total stockholders’ equity	2,225	2,866

Total liabilities and stockholders’ equity	$12,993	$13,888

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APPLIED IMAGING CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

and Comprehensive Income (Loss)

(in thousands, except per share data)

(Unaudited)

	Three months ended March 31,
	2004 Restated	2003 Restated
Revenues	$4,915	$5,095
Cost of revenues	1,878	1,994

Gross profit	3,037	3,101

Operating expenses:
Research and development	891	847
Sales and marketing	1,707	1,855
General and administrative	1,037	813

Total operating expenses	3,635	3,515

Operating loss	(598)	(414)
Other expense, net	(45)	(4)

Net loss	$(643)	$(418)

Net loss per share
- basic and diluted	$(0.04)	$(0.03)

Weighted average shares outstanding
- basic and diluted	15,962	15,913

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APPLIED IMAGING CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three months ended March 31,
	2004 Restated	2003 Restated
Cash flows from operating activities:
Net loss	$(643)	$(418)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	141	166
Provision for doubtful accounts	—	(43)
Changes in operating assets and liabilities:
Trade accounts receivable	956	873
Inventories	92	141
Prepaid expenses and other current assets	(443)	(195)
Other assets	99	—
Accounts payable	5	(757)
Accrued expenses	78	(68)
Deferred revenue	180	88
Other current liabilities	100	—

Net cash provided by (used in) operating activities:	565	(213)

Cash flows from investing activities:
Purchases of property and equipment	(147)	(132)

Net cash used in investing activities:	(147)	(132)

Cash flows from financing activities:
Net proceeds from issuance of common stock	2	—
Bank and other loan proceeds	2,781	3,441
Bank and other loan payments	(3,398)	(4,132)
Restricted cash	(5)	(1)

Net cash used in financing activities:	(620)	(692)

Net decrease in cash and cash equivalents	(202)	(1,037)

Cash and cash equivalents at beginning of period	2,047	2,897

Cash and cash equivalents at end of period	$1,845	$1,860

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APPLIED IMAGING CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Throughout these notes to the condensed consolidated financial statements all referenced amounts reflect the balances and amounts on a restated basis.

NOTE 1 – Restatement of Previously Issued Financial Statements

On November 15, 2004, the Company announced its intent to restate the financial results for the fiscal year ended December 31, 2003 and the quarterly financial results for the first and second quarters of the fiscal year ending December 31, 2004. During the third quarter of 2004, a transaction which was recorded in June, 2004 was identified where revenue was recognized in a manner inconsistent with the Company’s policies and procedures then in effect. Following the identification of this transaction, the Audit Committee commenced an investigation. During the course of its investigation, the Audit Committee identified several revenue transactions principally recorded in fiscal 2003 involving its Cytovision and Ariol systems in which commitments were made for the future delivery of software applications then under development. Statement of Position (SOP) 97-2 “Software Revenue Recognition” requires that vendor specific objective evidence (VSOE) of the price attributable to the fair value of such “future deliverables” be established in order to recognize a portion of revenue in the reporting period in which the sale was originally made. The Company did not have VSOE established for these “future deliverables” at the time revenue was initially recognized. During the investigation, there were certain other transactions identified where the Company recognized revenue (a) upon the shipment of a product to a customer but had not met all the customer acceptance criteria necessary to recognize revenue; (b) upon shipment of product to customer, but had not met all the revenue recognition criteria as it was a sale with participation by a third party financing company. Additionally, during the investigation, certain transactions were identified where revenue on extended warranty/post customer support (software maintenance and service) arrangements were inappropriately recognized resulting in incorrect revenue being recognized and/or deferred at the time of product shipment. As a result, the Company subsequently decided to restate its 2002 financial results as well.

Consequently, the condensed consolidated financial statements for the quarter ended March 31, 2004 are restated in this Amendment No. 1 to Form 10-Q/A. These restated condensed consolidated financial statements reflect adjustments relating to the recording of revenue previously deferred and the deferral of revenue and cost of goods sold related to the premature recognition of revenue.

The following table present amounts from operations as previously reported and as restated (in thousands, except per share data):

	For the three months ended March 31, 2004		For the three months ended March 31, 2003
Condensed Consolidated Statement of Operations	As Previously Reported	As Restated	As Previously Reported	As Restated
Revenues (1)	$4,849	$4,915	$5,415	$5,095
Cost of revenues (1)	1,840	1,878	2,164	1,994
Gross profit (2)	3,009	3,037	3,251	3,101
Operating loss (2)	(626)	(598)	(264)	(414)
Net loss (2)	(671)	(643)	(268)	(418)
Net loss per share, basic and diluted	$(0.04)	$(0.04)	$(0.02)	$(0.03)

APPLIED IMAGING CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

	March 31, 2004
Condensed Consolidated Balance Sheet	As Previously Reported	As Restated
Accounts receivable, net (3)	$5,204	$5,166
Inventories (3)	1,092	1,098
Prepaid expenses and other current assets (4)	795	1,467
Total current assets (6)	9,119	9,759
Total assets (6)	12,353	12,993
Deferred revenue, current (5)	3,621	5,662
Deferred revenue, non-current (5)	430	433
Total liabilities (6)	8,724	10,768
Accumulated deficit (6)	(45,229)	(46,633)
Total liabilities and stockholders’ equity (6)	12,353	12,993

	For the three months ended March 31, 2004		For the three months ended March 31, 2003
Condensed Consolidated Statement of Cash Flows	As Previously Reported	As Restated	As Previously Reported	As Restated
Net loss (2)	$(671)	$(643)	$(268)	$(418)

Changes in assets and liabilities:
Accounts receivable	1,161	956	906	873
Inventories, net	2	92	253	141
Prepaid expenses and other current assets	(258)	(443)	(136)	(195)
Other assets	(34)	99	—	—
Deferred revenue	41	180	(266)	88
Net cash used in operating activities	599	565	(213)	(213)

(1)	Restated revenues include a net increase of $66,000 and a net decrease of $320,000 for the quarters ended March 31, 2004 and 2003 due to adjustments relating to the recording of revenue previously deferred and the deferral of revenue related to (a) $210,000 net decrease and $0 related to certain Cytovision and Ariol system sales which included the future delivery of software applications for which VSOE was not established at the time of sale for the quarters ended March 31, 2004 and 2003, respectively (b) $10,000 and $97,000 net decrease related to sales with participation of third party financing companies for the quarters ended March 31, 2004 and 2003, respectively; (c) $168,000 net increase and $221,00 net decrease related to certain transactions that required customer acceptance for the quarters ended March 31, 2004 and 2003, respectively; and (d) $118,000 net increase and $2,000 net decrease related to extended warranty/post customer support arrangements for the quarters ended March 31, 2004 and 2003, respectively.

The restatement of revenues resulted in a corresponding adjustment to cost of revenues. Cost of revenues increased by $38,000 and decreased $170,000 for the quarters ended March 31, 2004 and 2003, respectively;

(2)	The adjustments related to the recording of revenue previously deferred and the deferral of revenues and cost of revenue resulted in a net increase to gross profit and a corresponding net decrease in operating loss and net loss available to stockholders of $28,000 and a net decrease to gross profit and a corresponding net increase in operating loss and net loss available to stockholders of $150,000 for the quarters ended March 31, 2004 and 2003, respectively. There was no change to net loss per share for the quarter ended March 31, 2004. Net loss per share increased $.01 for the quarter ended March 31, 2003;

APPLIED IMAGING CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

(3)	Accounts receivable includes a reduction of $38,000 for the quarter ended March 31, 2004 over the amount previously reported for the quarter ended March 31, 2004 due to the cumulative effect of current and prior period reversals to accounts receivable as a result of certain revenue that required customer acceptance which was not obtained. There was a corresponding increase of $6,000 to inventories due to the cumulative effect of current and prior period adjustments for the quarter ended March 31, 2004 over the amount previously reported for the quarter ended March 31, 2004;

(4)	As a result of the net revenue reversals relating primarily to Cytovision and Ariol, deferred costs (included in prepaid expenses and current assets) increased $672,000 for the quarter ended March 31, 2004 over the amount previously reported for the quarter ended March 31, 2004 due to the cumulative effect of current and prior period adjustments to corresponding reductions of cost of revenues;

(5)	Deferred revenue, current increased $2.0 million for the quarter ended March 31, 2004 over the amount previously reported for the quarter ended March 31, 2004 and deferred revenue non-current increased $3,000 for the quarter ended March 31, 2004 over the amount previously reported for the quarter ended March 31, 2004 due to the cumulative effect of the deferral of revenues related to certain Ariol system transactions which included the future delivery of software applications for which VSOE was not available and the deferral of revenues related to extended warranty/post customer support arrangements;

(6)	Total current assets, total assets, total liabilities and stockholders’ equity includes an increase of $640,000 due to the cumulative effect of current and prior period adjustments. As a result of the adjustments noted in (1) through (5) above accumulated deficit increased $1.4 million over amounts previously recorded as of March 31, 2004.

As reflected on the restated consolidated financial statements, the Company has recorded certain other adjustments, the net effect of which is presented above. None of these entries is significant individually or in its aggregate.

NOTE 2 - Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of Applied Imaging Corp. and subsidiaries (the “Company”, “we”, “us”, “our”) for the three months ended March 31, 2004 and 2003. These financial statements are unaudited and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of our financial position, operating results and cash flows for those interim periods presented. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of results to be expected for the fiscal year ending December 31, 2004. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, for the year ended December 31, 2003, contained in our Form 10-K amendment No. 2.

Liquidity

The Company expects negative cash flow from operations through at least 2004, as it continues research and development of new applications for its OncoPathTM systems, conducts clinical trials required for the U.S. Food and Drug Administration (“FDA”) clearance of new products, litigates against ChromaVision, expands the Company’s marketing, sales and customer support capabilities, expands its program detecting circulating tumor cells in peripheral blood and adds additional infrastructure. The Company currently estimates that its capital resources will enable it to meet its capital needs for at least the next twelve months.

APPLIED IMAGING CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

However, expenditures required to achieve growth and profitability in the long term may be greater than projected or the cash flow generated from operations may be less than projected. As a result, the Company’s long-term capital needs may require it to try to obtain additional funds through equity or debt financing, collaborative or other arrangements with other companies, bank financing and other sources. The Company has expended and will continue to expend substantial amounts of money for research and development, litigation, preclinical testing, conducting clinical trials for FDA clearance of new products, capital expenditures, working capital needs and manufacturing and marketing of our products. The Company’s future research and development efforts, in particular, are expected to include development of additional applications of current cytogenetic products and additional applications for the OncoPath™ systems, which may require additional funds.

There can be no assurance that the Company will be able to obtain additional debt or equity financing if needed and on terms acceptable to the Company. If adequate and acceptable funding is not available, the Company could be required to delay development or commercialization of certain products, to license to third parties the rights to commercialize certain products or technologies that it would otherwise seek to commercialize internally, or to reduce the marketing, customer support, or other resources devoted to product development. Accordingly, the Company’s failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on the Company’s ability to achieve its long-term business objectives.

The Company established a loan agreement with Silicon Valley Bank (SVB) on September 28, 2001. This new facility replaced a three-year term loan and a revolving line of credit that had an outstanding balance of $1.2 million on September 28, 2001. The new loan agreement provided the capability to borrow up to $2.0 million based on the level of certain of the Company’s North American accounts receivable and inventories. On August 15, 2002 and on October 4, 2002, the loan agreement was amended to extend the term of the loan for an additional year, through September 27, 2003, to increase borrowing capability to $3.5 million (based on the level of certain of our North American accounts receivable) and to increase the requirement for the Company to maintain a minimum level of tangible net worth. On September 3, 2003, the loan agreement was amended to extend the term of the loan for an additional year, through September 26, 2004, and to establish the minimum level of net tangible worth that the Company had to maintain through the end of the loan agreement. The Company was not in compliance with the covenant requiring us to maintain $2.2 million in minimum tangible net worth at December 31, 2003 and the Company obtained a waiver for this covenant violation and potential non-compliance with the minimum net tangible worth covenant in January and February 2004. On March 31, 2004, the loan agreement was amended to extend the term of the loan through March 31, 2005 and to establish the minimum level of net tangible worth that the Company had to maintain through the end of the loan agreement. The Company was in compliance with the loan covenant at March 31, 2004.

At March 31, 2004, the Company had used $1.1 million of the facility with $1.0 million available but not used. The interest rate on the facility was 6.0% at March 31, 2004, computed as the SVB prime rate plus 2.0 percent. The loan is collateralized by substantially all of the assets of the U.S. corporation and requires maintenance of a minimum level of tangible net worth. Other loan covenants include the need to maintain insurance on the property, monthly reporting to SVB, the need to obtain SVB approval for any extraordinary action and a limitation on the U.S. corporation’s ability to transfer more than $600,000 to a subsidiary.

APPLIED IMAGING CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

The Company collateralizes various credit card and bank guarantees (used for customs clearance purposes) with cash deposits at an international bank in the United Kingdom. This amounted to £100,000 ($183,000) at March 31, 2004.

NOTE 3 – Inventories (in thousands)

Balance as of	March 31, 2004 Restated	December 31, 2003 Restated
Raw materials	$942	$994
Work in process	61	25
Finished goods	95	171

Total	$1,098	$1,190

NOTE 4 – Net income (loss) per share

The computation of basic and diluted net loss per share (“EPS”) for the three months ended March 31, 2004 and March 31, 2003 is determined by dividing net loss as reported as the numerator by the number of shares included in the denominator as shown in the following table (in thousands):

	Three months ended March 31,
	2004	2003
Weighted average shares outstanding - basic	15,962	15,913
Dilutive shares - stock options	—	—
Dilutive shares - warrants	—	—

Weighted average shares outstanding - diluted	15,962	15,913

Securities excluded from the computation of EPS because their effect on EPS was antidilutive, but could dilute basic EPS in future periods are as follows (in thousands):

	March 31,
	2004	2003
Options	3,277	3,153
Warrants	800	1,222

Total	4,077	4,375

NOTE 5 – Stock Based Compensation

The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” Under APB No. 25, compensation expense is based on the difference, if any, between the fair value of the Company’s stock and the exercise price on the date of the grant.

The Company has adopted the pro forma disclosure provisions of Statement of Financial Accounting Standards (“SFAS”) No. 148 “Accounting for Stock-Based Compensation - Transition and Disclosure – An amendment of FASB No. 123” for the 1998 Stock Plan and Employee Stock Purchase Plan. The fair value of the stock options granted to employees is

APPLIED IMAGING CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

calculated using the Black-Scholes option pricing model as of the date of grant. Had compensation cost for our stock-based compensation plans been determined in a manner consistent with the fair value approach described in SFAS No. 123, the Company’s net loss and net loss per share as reported would have been changed to the pro forma amounts indicated below (in thousands, except per share data):

	Three months ended March 31,
	2004 Restated	2003 Restated
Net loss:
As reported	$(643)	$(418)
Stock-based employee compensation expense determined under fair-value method	(189)	(167)

Pro forma	$(832)	$(585)

Net loss per share:
As reported - basic and diluted	$(0.04)	$(0.03)

Pro forma - basic and diluted	$(0.05)	$(0.04)

The fair value of each option is estimated on the date of grant using the fair value method with the following weighted-average assumptions:

	Three months ended March 31,
	2004	2003
Risk-free interest rate	2.03%	2.07%
Expected life (in years) (restated)	5	5
Dividend yield	—%	—%
Expected volatility	74%	83%

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

NOTE 6 – Product Warranty

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

APPLIED IMAGING CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

Changes in product warranty obligations for the three months ended March 31, 2004 and March 31, 2003 are as follows (in thousands):

	2004	2003
Balance as of beginning of quarter	$102	$127
Add accruals for warranties issued	56	29
Less costs incurred under warranties issued	(20)	(7)

Balance as of end of quarter	$138	$149

NOTE 7 – Other Income (Expense)

The details of other income (expense) are shown below (in thousands):

	Three months ended March 31,
	2004	2003
Interest income	$4	$6
Interest expense	(22)	(32)
Foreign exchange gain (loss)	(26)	18
Income taxes	(4)	(3)
Miscellaneous	3	7

Total	$(45)	$(4)

NOTE 8 – Recent Accounting Pronouncements

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

NOTE 9 – Commitments and Contingencies

On February 24, 2004 the Company received notice of a lawsuit alleging patent infringement filed against Applied Imaging Corp by ChromaVision Medical Systems, Inc. The lawsuit, as subsequently amended, claims that the Company’s Ariol™ system infringes on four ChromaVision patents. ChromaVision is seeking unspecified damages, as well as an injunction barring the Company from, among other things, making, using, or selling any device in the United States that incorporates ChromaVision’s patented technology.

APPLIED IMAGING CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

On April 15, 2004, the Company filed a motion in the United States District Court for the Southern District of California to transfer the litigation to the United States District Court for the Northern District of California, based in the San Francisco Bay Area. A hearing has been scheduled by the court on this motion for May 24, 2004.

On April 20, 2004, the Company responded to ChromaVision’s complaint by denying ChromaVision’s infringement allegations and by asserting the invalidity of ChromaVision’s alleged patents, trademarks and copyrights. In addition, the Company is countersuing ChromaVision for infringing Applied Imaging Corp’s valid US Patent 6,633,662. The Company is seeking an injunction against ChromaVision’s continued manufacture, sale and use of the Automated Cellular Imaging System (ACIS®) in the United States and enhanced economic damages for ChromaVision’s willful infringement. The Company has also asserted claims against ChromaVision for intentionally interfering with its relationships with customers, unfair competition and false advertising under the Lanham Act, as well as misappropriation of trade secrets.

The companies met in a settlement conference in US District Court on August 2, 2004. Discussions are continuing between the companies and will be reviewed periodically by the Magistrate Judge supervising the case. The next review date is scheduled for February 1, 2005.

Because of the inherent complexity and unpredictable nature of patent litigation the Company is not able to make any predictions regarding the outcome of this litigation. As a result, the company has not made any provisions for an unfavorable outcome to this litigation.

NOTE 10 – Subsequent Events

On April 13, 2004, the Company completed the private placement of 3.1 million shares of common stock and warrants to purchase 620,000 additional shares of common stock for an aggregate purchase price of $4.25 million. Each warrant is exercisable for one share of common stock at an exercise price of $1.70 per share, from six months following the closing date of April 13, 2004 until October 13, 2009.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the attached unaudited condensed consolidated financial statements and notes, and with our audited financial statements and notes for the fiscal year ended December 31, 2003.

This quarterly report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Our actual results could differ materially from those predicted in the forward-looking statements as a result of risks and uncertainties including, but not limited to, those discussed in this quarterly report and those discussed under “Item 1 – Business, Additional Factors That Might Affect Future Results,” commencing on page 12, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003. You should not rely on these forward-looking statements, which reflect our position as of the date of this report. We are under no obligation to revise or update any forward-looking statements.

Restatement

On November 15, 2004, we announced our intent to restate our financial results for the fiscal year ended December 31, 2003 and our quarterly financial results for the first and second quarters of the fiscal year ending December 31, 2004. During the third quarter of 2004, a transaction was identified where revenue was recognized in a manner inconsistent with our policies and procedures then in effect. Following the identification of this transaction, the Audit Committee commenced an investigation. During the course of its investigation, the Audit Committee identified several revenue transactions generally involving its Cytovision and Ariol systems in which commitments were made for the future delivery of software applications then under development. Statement of Position (SOP) 97-2 “Software Revenue Recognition” requires that vendor specific objective evidence (VSOE) of the price attributable to the fair value of such “future deliverables” be established in order to recognize a portion of revenue in the reporting period in which the sale was originally made. We did not have VSOE established for these “future deliverables” at the time revenue was recognized. During the investigation, there were certain transactions identified where we recognized revenue (a) upon the shipment of product to a customer but had not met all the customer acceptance criteria necessary to recognize revenue; (b) upon shipment of product to customer, but had not met all the revenue recognition criteria as it was a sale with participation by a third party financing company. Additionally, during the investigation, certain transactions were identified where revenue on extended warranty/post customer support (software maintenance and service) arrangements were inappropriately recognized resulting in incorrect revenue being recognized and/or deferred at the time of product shipment. As a result, the Company subsequently decided to restate its 2002 financial results as well.

Consequently, the condensed consolidated financial statements for the quarter ended March 31, 2004 are restated in this Form 10-Q/A Amendment No. 1. These restated condensed consolidated financial statements reflect adjustments relating to the deferral and reversal of revenue and cost of goods.

The principal effects of these adjustments on the accompanying condensed consolidated financial statements are as follows (in thousands, except per share data):

	For the three months ended March 31, 2004		For the three months ended March 31, 2003
Condensed Consolidated Statement of Operations	As Previously Reported	As Restated	As Previously Reported	As Restated
Revenues (1)	$4,849	$4,915	$5,415	$5,095
Cost of revenues (1)	1,840	1,878	2,164	1,994
Gross profit (2)	3,009	3,037	3,251	3,101
Operating loss (2)	(626)	(598)	(264)	(414)
Net loss (2)	(671)	(643)	(268)	(418)
Net loss per share, basic and diluted	$(0.04)	$(0.04)	$(0.02)	$(0.03)

	March 31, 2004
Condensed Consolidated Balance Sheet	As Previously Reported	As Restated
Accounts receivable, net (3)	$5,204	$5,166
Inventories (3)	1,092	1,098
Prepaid expenses and other current assets (4)	795	1,467
Total current assets (6)	9,119	9,759
Total assets (6)	12,353	12,993
Deferred revenue, current (5)	3,621	5,662
Deferred revenue, non-current (5)	430	433
Total liabilities (6)	8,724	10,768
Accumulated deficit (6)	(45,229)	(46,633)
Total liabilities and stockholders’ equity (6)	12,353	12,993

	For the three months ended March 31, 2004		For the three months ended March 31, 2003
Condensed Consolidated Statement of Cash Flows	As Previously Reported	As Restated	As Previously Reported	As Restated
Net loss (2)	$(671)	$(643)	$(268)	$(418)

Changes in assets and liabilities:
Accounts receivable	1,161	956	906	873
Inventories, net	2	92	253	141
Prepaid expenses and other current assets	(258)	(443)	(136)	(195)
Other assets	(34)	99	—	—
Deferred revenue	41	180	(266)	88
Net cash used in operating activities	599	565	(213)	(213)

(1)	Restated revenues include a net increase of $66,000 and a net decrease of $320,000 for the quarters ended March 31, 2004 and 2003 due to adjustments relating to the recording of revenue previously deferred and the deferral of revenue related to (a) $210,000 net decrease and $0 related to certain Cytovision and Ariol system sales which included the future delivery of software applications for which VSOE was not established at the time of sale for the quarters ended March 31, 2004 and 2003, respectively (b) $10,000 and $97,000 net decrease related to sales with participation of third party financing companies for the quarters ended March 31, 2004 and 2003, respectively; (c) $168,000 net increase and $221,00 net decrease related to certain transactions that required customer acceptance for the quarters ended March 31, 2004 and 2003, respectively; and (d) $118,000 net increase and $2,000 net decrease related to extended warranty/post customer support arrangements for the quarters ended March 31, 2004 and 2003, respectively.

The restatement of revenues resulted in a corresponding adjustment to cost of revenues. Cost of revenues increased by $38,000 and decreased $170,000 for the quarters ended March 31, 2004 and 2003, respectively;

(2)	The adjustments related to the recording of revenue previously deferred and the deferral of revenues and cost of revenue resulted in a net increase to gross profit and a corresponding net decrease in operating loss and net loss available to stockholders of $28,000 and a net decrease to gross profit and a corresponding net increase in operating loss and net loss available to stockholders of $150,000 for the quarters ended March 31, 2004 and 2003, respectively. There was no change to net loss per share for the quarter ended March 31, 2004. Net loss per share increased $.01 for the quarter ended March 31, 2003;

(3)	Accounts receivable includes a reduction of $38,000 for the quarter ended March 31, 2004 over the amount previously reported for the quarter ended March 31, 2004 due to the cumulative effect of current and prior period reversals to accounts receivable as a result of certain revenue that required customer acceptance which was not obtained. There was a corresponding increase of $6,000 to inventories due to the cumulative effect of current and prior period adjustments for the quarter ended March 31, 2004 over the amount previously reported for the quarter ended March 31, 2004;

(4)	As a result of the net revenue reversals relating primarily to Cytovision and Ariol, deferred costs (included in prepaid expenses and current assets) increased $672,000 for the quarter ended March 31, 2004 over the amount previously reported for the quarter ended March 31, 2004 due to the cumulative effect of current and prior period adjustments to corresponding reductions of cost of revenues;

(5)	Deferred revenue, current increased $2.0 million for the quarter ended March 31, 2004 over the amount previously reported for the quarter ended March 31, 2004 and deferred revenue non-current increased $3,000 for the quarter ended March 31, 2004 over the amount previously reported for the quarter ended March 31, 2004 due to the cumulative effect of the deferral of revenues related to certain Ariol system transactions which included the future delivery of software applications for which VSOE was not available and the deferral of revenues related to extended warranty/post customer support arrangements;

(6)	Total current assets, total assets, total liabilities and stockholders’ equity includes an increase of $640,000 due to the cumulative effect of current and prior period adjustments. As a result of the adjustments noted in (1) through (5) above accumulated deficit increased $1.4 million over amounts previously recorded as of March 31, 2004.

As reflected on the restated consolidated financial statements, the Company has recorded certain other adjustments, the net effect of which is presented above. None of these entries is significant individually or in its aggregate.

Results of Operations, as restated

Revenues. Our revenues are derived primarily from the sale of systems, service contracts, software maintenance and grant revenues. Revenues as restated for the three months ended March 31, 2004 were $5.0 million compared to $5.1 million for the corresponding restated period in 2003. The decrease is primarily related to $144,000 of grant revenues during the first quarter of 2003. There were no grant revenues in the first quarter of 2004

Sales of systems were $3.6 million as restated in the three months ended March 31, 2004, essentially the same level as in the corresponding restated period in 2003 ($3.6 million).

Service contract, software maintenance and grant revenues were $1.4 million as restated in the three months ended March 31, 2004, compared to $1.5 million for the corresponding restated period in 2003. The decrease is primarily related to $144,000 of grant revenues during the first quarter of 2003. There were no grant revenues in the first quarter of 2004.

Cost of revenues. Cost of revenues includes direct material and labor costs, manufacturing overhead, installation costs, warranty-related expenses and service and application support expenses. Costs of revenues as restated for the three months ended March 31, 2004 were $1.9 million, essentially the same for the corresponding restated period in 2003. Cost of revenues, as a percentage of total restated revenues, for the three months ended March 31, 2004 were 38% compared to 39% for the corresponding prior year period. The decrease is primarily due to the sale of a number of our Ariol™ systems during the first quarter of 2003 at a lower gross margin percent for market development purposes. There were no such sales during the first quarter of 2004.

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

Liquidity and Capital Resources, as restated

At March 31, 2004, we had cash and cash equivalents of $1.8 million and working capital of ($576,000), compared to $2.0 million and $340,000, respectively, at December 31, 2003. Restricted cash, which collateralizes various credit card and bank guarantees in the United Kingdom, amounted to $183,000 at March 31, 2004 and $178,000 at December 31, 2003.

Cash provided by operations for the three months ended March 31, 2004 was $565,000, compared to cash used in operations of $213,000 for the first three months of 2003. Changes in the restated components of cash used in operations included: an increase in net loss amounting to $225,000 (a net loss of $643,000 in the first three months of 2004 versus a net loss of $418,000 in the first three months of 2003); and decreased requirements for trade accounts receivables of $83,000 (a decrease of $956,000 in the first quarter of 2004 reflecting improved collections versus a decrease of $873,000 in the first three months of 2003) and for inventories of $49,000 (a decrease of $92,000 in 2004 and a decrease of $141,000 in 2003 reflecting a reduction in the components that had been built up for new products.) Accounts payable increased $762,000 (an increase of $5,000 in the first three months of 2004 and a decrease of $757,000 in 2003). The decrease in the first quarter of 2003 was due primarily to a reduction in accounts payable to vendors supplying system components, reflecting lower inventory at the end of the quarter.

Trade accounts receivable as a percent of first quarter restated revenues were 105% at March 31, 2004, compared to 123% at March 31, 2003 and 120% at December 31, 2003, reflecting improved collections in the quarter. This strong relationship between quarter-end receivables and that quarter’s sales is primarily due to the fact that most of our sales occur late in the quarter as is typical of a capital equipment business. Although our payment terms are net 30 days, certain customers, specifically government, university, Asian and European customers, tend to take longer to pay their receivable balances.

Cash used in investing activities was $147,000 in the first three months of 2004, compared to $132,000 in the first three months of 2003. We invested $147,000 for purchases of capital equipment in the first three months of 2004, compared to $132,000 in the first three months of 2003.

Cash used in financing activities was $620,000 in the first three months of 2004, compared to $692,000 in the first three months of 2003. In both quarters, this was primarily due to repayments on our bank line with Silicon Valley Bank (SVB).

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

At March 31, 2004, we had used $1.1 million of the facility with $1.0 million available but not used. The interest rate on the facility was 6.0% at March 31, 2004, computed as the SVB prime rate plus 2 percent. The loan is collateralized by substantially all of the assets of the U.S. corporation and requires maintenance of a minimum level of tangible net worth. Other loan covenants include the need to maintain insurance on our property, monthly reporting to SVB, the need to obtain SVB approval for any extraordinary action and a limitation on the U.S. corporation’s ability to transfer more than $600,000 to a subsidiary.

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

We are restating our consolidated financial statements to reflect adjustments to our previously reported financial information. The adjustments arose out of an investigation by our Audit Committee, as reported in our Form 8-K filed with the SEC on November 15, 2004. As a result of the then active investigation, we were unable to timely file the Form 10-Q for the quarter ended September 30, 2004 or to announce our financial results for that period.

As part of the Audit Committee’s investigation, the Audit Committee evaluated the effectiveness of certain internal controls and procedures. The Audit Committee concluded that there existed material weaknesses in a number of areas in our system of internal controls and procedures as of the date of our initial filing of our December 31 2003 Form 10-K. As a result of the evaluation, the Audit Committee has directed management to implement and management is in the process of implementing measures designed to ensure that information required to be disclosed in our periodic reports is complete, recorded, processed, summarized accurately and reported timely. These measures include:

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

While our board of directors has given approval to seek shareholder approval to implement a reverse stock split for up to one share for each existing four shares, our shareholders may not approve a reverse stock split. Our share price post a reverse stock split may not trade above a $1.00 per share for ten consecutive trading days. While it is our intent to make timely filings of all periodic reports for all reporting periods ending on or before December 31, 2005, the company may not complete its filings on a timely basis. If any of these events were to occur, our shares would be delisted from the Nasdaq SmallCap Market. Additionally, should our shareholders approve a reverse stock split, the reverse stock split may adversely impact our stock price.

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

(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting or in other factors during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

APPLIED IMAGING CORP.
(Registrant)

Date: February 25, 2005	By:	/s/ ROBIN STRACEY
Robin Stracey
Chief Executive Officer and Principal Financial Officer