Form 10-Q/A
period 2004-06-30
APPLIED IMAGING CORP
filed 2005-03-01
CIK 816066

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

As of July 30, 2004 there were 19,072,502 shares of the Registrant’s Common Stock outstanding.

EXPLANATORY NOTE

THIS AMENDMENT NO. 1 TO OUR QUARTERLY REPORT ON FORM 10-Q IS BEING FILED FOR THE PURPOSE OF REFLECTING THE RESTATEMENT OF OUR CONSOLIDATED FINANCIAL STATEMENTS AS OF AND FOR THE PERIODS ENDED JUNE 30, 2004 AND JUNE 30, 2003. THE RESTATEMENT RESULTS FROM APPLIED IMAGING’S AUDIT COMMITTEE INVESTIGATION, AS DESCRIBED HEREIN AND AS PREVIOUSLY ANNOUNCED IN ITS FORM 8-K FILED ON NOVEMBER 15, 2004. WE HAVE MADE NO FURTHER CHANGES TO THE PREVIOUSLY FILED FORM 10-Q TO REFLECT ANY SUBSEQUENT INFORMATION OR DEVELOPMENTS.

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

APPLIED IMAGING CORP.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

APPLIED IMAGING CORP. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited, in thousands)

	June 30, 2004 Restated	December 31, 2003 Restated
ASSETS

Current assets:
Cash and cash equivalents	$4,882	$2,047
Restricted cash	181	178
Trade accounts receivable, net	4,516	6,122
Inventories	1,353	1,190
Prepaid expenses and other current assets	1,886	1,024

Total current assets	12,818	10,561
Property and equipment, net	1,204	812
Goodwill	2,364	2,364
Other assets	52	151

Total assets	$16,438	$13,888

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,922	$1,491
Accrued expenses	1,672	1,888
Bank debt	640	1,728
Deferred revenue, current	6,055	5,114
Deferred rent incentive, current	149	—

Total current liabilities	10,438	10,221

Deferred revenue, non-current	364	801
Deferred rent incentive, non-current	574	—

Total liabilities	11,376	11,022

Stockholders’ equity:
Common stock	19	16
Additional paid-in capital	53,074	49,207
Accumulated other comprehensive loss	(367)	(367)
Accumulated deficit	(47,664)	(45,990)

Total stockholders’ equity	5,062	2,866

Total liabilities and stockholders’ equity	$16,438	$13,888

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APPLIED IMAGING CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

and Comprehensive Income (Loss)

(in thousands, except per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2004 Restated	2003 Restated	2004 Restated	2003 Restated
Revenues	$4,271	$4,648	$9,186	$9,743
Cost of revenues	1,690	1,947	3,568	3,941

Gross profit	2,581	2,701	5,618	5,802

Operating expenses:
Research and development	844	934	1,735	1,781
Sales and marketing	1,630	1,790	3,337	3,645
General and administrative	1,093	456	2,130	1,269

Total operating expenses	3,567	3,180	7,202	6,695

Operating loss	(986)	(479)	(1,584)	(893)

Other income (expense), net	(45)	35	(90)	31

Net loss	$(1,031)	$(444)	$(1,674)	$(862)

Net loss per share
- basic and diluted	$(0.06)	$(0.03)	$(0.10)	$(0.05)

Weighted average shares outstanding
- basic and diluted	18,622	15,940	17,292	15,927

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APPLIED IMAGING CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six months ended June 30,
	2004 Restated	2003 Restated
Cash flows from operating activities:
Net loss	$(1,674)	$(862)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	293	321
Provision for doubtful accounts	—	(100)
Loss on sale of property and equipment	—	2
Changes in operating assets and liabilities:
Trade accounts receivable	1,606	1,767
Inventories	(163)	266
Prepaid expenses and other current assets	(862)	(357)
Other assets	99	(96)
Accounts payable	431	(300)
Accrued expenses	(216)	14
Deferred revenue	504	408
Deferred rent incentive	723	—

Net cash provided by operating activities:	741	1,063

Cash flows from investing activities:
Purchases of property and equipment	(685)	(173)

Net cash used in investing activities:	(685)	(173)

Cash flows from financing activities:
Net proceeds from issuance of common stock	3,870	55
Bank loan proceeds	5,675	6,511
Bank loan payments	(6,763)	(7,237)
Restricted cash	(3)	(9)

Net cash provided by (used in) financing activities:	2,779	(680)

Net increase in cash and cash equivalents	2,835	210

Cash and cash equivalents at beginning of period	2,047	2,897

Cash and cash equivalents at end of period	$4,882	$3,107

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

Consequently, the condensed consolidated financial statements for the quarter and six months ended June 30, 2004 are restated in this Amendment No. 1 to Form 10-Q. These restated condensed consolidated financial statements reflect adjustments relating to the recording of revenue previously deferred and the deferral of revenue and cost of goods sold related to the premature recognition of revenue.

The following table presents amounts from operations as previously reported and as restated (in thousands, except per share data):

	For the three months ended June 30, 2004		For the six months ended June 30, 2004
Condensed Consolidated Statement of Operations	As Previously Reported	As Restated	As Previously Reported	As Restated
Revenues (1)	$4,130	$4,271	$8,979	$9,186
Cost of revenue (1)	1,702	1,690	3,542	3,568
Gross profit (2)	2,428	2,581	5,437	5,618
Operating loss (2)	(1,139)	(986)	(1,765)	(1,584)
Net loss (2)	(1,184)	(1,031)	(1,855)	(1,674)
Net loss per share, basic and diluted (2)	$(0.06)	$(0.06)	$(0.11)	$(0.10)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

	For the three months ended June 30, 2003		For the six months ended June 30, 2003
Condensed Consolidated Statement of Operations	As Previously Reported	As Restated	As Previously Reported	As Restated
Revenues (1)	$4,815	$4,648	$10,230	$9,743
Cost of revenue (1)	2,001	1,947	4,165	3,941
Gross profit (2)	2,814	2,701	6,065	5,802
Operating loss (2)	(366)	(479)	(630)	(893)
Net loss (2)	(331)	(444)	(599)	(862)
Net loss per share, basic and diluted (2)	$(0.02)	$(0.03)	$(0.04)	$(0.05)

	June 30, 2004
Condensed Consolidated Balance Sheet	As Previously Reported	As Restated
Accounts receivable, net (3)	$4,516	$4,516
Inventories (3)	1,353	1,353
Prepaid expenses and other current assets (3)	1,196	1,886
Total current assets (6)	12,128	12,818
Total assets (6)	15,748	16,438
Accrued expenses (4)	1,794	1,672
Deferred revenue, current (5)	3,995	6,055
Deferred rent incentive, current (5)	723	149
Deferred revenue, non-current (5)	361	364
Deferred rent incentive, non-current (5)	—	574
Total liabilities (6)	9,435	11,376
Accumulated deficit (6)	(46,413)	(47,664)
Total liabilities and stockholders’ equity (6)	15,748	16,438

	For the six months ended June 30, 2004		For the six months ended June 30, 2003
Condensed Consolidated Statement of Cash Flows	As Previously Reported	As Restated	As Previously Reported	As Restated
Net loss (2)	$(1,855)	$(1,674)	$(599)	$(862)

Changes in assets and liabilities:
Accounts receivable	1,849	1,606	1,830	1,767
Inventories, net	(259)	(163)	257	266
Prepaid expenses and other current assets	(659)	(862)	(219)	(357)
Other Assets	(34)	99	—	(96)
Deferred revenue	346	504	(143)	408
Net cash used in operating activities	775	741	1,063	1,063

(1)	Restated revenues include a net increase of $141,000 and $207,000 for the quarter and six months ended June 30, 2004 over the amount previously reported for the quarter and six months ended June 30, 2004 and $167,000 and $487,000 for the quarter and six months ended June 30, 2003 over the amount previously reported for the quarter and six months ended June 30, 2003 due to adjustments relating to the recording of revenue previously deferred and the deferral of revenue related to (a) $12,000 and $222,000 net decrease for the quarter and six months ended June 30, 2004 over the amount previously reported for the quarter and six months ended June 30, 2004 and $355,000 net decrease for the quarter and six months ended June 30, 2003 over the amount previously reported for the quarter and six months ended June 30, 2003 related to certain Cytovision and Ariol system sales which included the future delivery of software applications for which VSOE was not established at the time of sale; (b) $22,000 and $12,000 net increase for the quarter and six months ended June 30, 2004 over the amount previously reported for the quarter and six months ended June 30, 2004 and $115,000 and $212,000 for the quarter and six months ended June 30, 2003

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

over the amount previously reported for the quarter and six months ended June 30, 2003 of sales with participation of third party financing companies; (c) $33,000 and $201,000 net increase for the quarter and six months ended June 30, 2004 over the amount previously reported for the quarter and six months ended June 30, 2004 and $276,000 and $55,000 net increase for the quarter and six months ended June 30, 2003 over the amount previously reported for the quarter and six months ended June 30, 2003 related to certain transactions that required customer acceptance; and (d) $98,000 and $216,000 net increase for the quarter and six months ended June 30, 2004 over the amount previously reported for the quarter and six months ended June 30, 2004 and $27,000 and $25,000 for the quarter and six months ended June 30, 2003 over the amount previously reported for the quarter and six months ended June 30, 2003 related to extended warranty/post customer support arrangements;

The restatement of revenues resulted in a corresponding adjustment to cost of revenues. Cost of revenues decreased by $12,000 for the quarter and increased by $26,000 for the six months ended June 30, 2004 over the amount previously reported for the quarter and six months ended June 30, 2004 and decreased by $54,000 and $224,000 for the quarter and six months ended June 30, 2003 over the amount previously reported for the quarter and six months ended June 30, 2003 and;

(2)	The adjustments related to the recording of revenue previously deferred and deferral of revenues and cost of revenue resulted in a net increase to gross profit and a corresponding net decrease in net loss available to stockholders of $153,000 and $181,000 for the quarter and six months ended June 30, 2004 over the amount previously reported for the quarter and six months ended June 30, 2004 and $113,000 and $263,000 for the quarter and six months ended June 30, 2003 over the amount previously reported for the quarter and six months ended June 30, 2003. Net loss per share decreased $.01 for the six months ended June 30, 2004 and increased $.01 for the quarter and six months ended June 30, 2003;

(3)	As a result of the recording of revenue previously deferred and deferral of revenues primarily related to Cytovision and Ariol, deferred costs (included in prepaid expenses and current assets) increased $690,000 over the amount previously reported for the six months ended June 30, 2004 due to the cumulative effect of current and prior period adjustments to corresponding reductions of cost of revenues;

(4)	Accrued expenses decreased $122,000 due to a reclassification of a previously misclassified deferred revenue transaction;

(5)	Deferred revenue, current increased $2.1 million and deferred revenue non-current increased $3,000 for the six months ended June 30, 2004 over the amount previously reported for the six months ended June 30, 2004 due to the cumulative effect of the deferral of revenues related to certain Ariol system transactions which included the future delivery of software applications under development for which VSOE was not available and the deferral of revenues related to extended warranty/post customer support arrangements warranty commitments. Deferred rent incentive, current decreased $574,000 and deferred rent incentive non-current increased $574,000 due to a reclassification of the previously misclassified non-current rent incentive;

(6)	Total current assets, total assets, total liabilities and stockholders’ equity includes an increase of $690,000 due to the cumulative effect of current and prior period adjustments. As a result of the adjustments noted in (1) through (5) above accumulated deficit increased $1.3 million over amounts previously recorded as of June 30, 2004.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

As reflected on the restated consolidated financial statements, the Company has recorded certain other adjustments, the net effect of which is presented above. None of these entries is significant individually or in its aggregate.

NOTE 2 - Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of Applied Imaging Corp. and subsidiaries (the “Company”, “we”, “us”, “our”) for the three and six months ended June 30, 2004 and 2003. These financial statements are unaudited and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of our financial position, operating results and cash flows for those interim periods presented. The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of results to be expected for the fiscal year ending December 31, 2004. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, for the year ended December 31, 2003, contained in our Amendment No. 2 to Form 10-K.

Liquidity

The Company expects negative cash flow from operations through at least 2004, as the Company continues research and development of new applications for its OncoPath™ systems, conduct clinical trials required for the U.S. Food and Drug Administration (“FDA”) clearance of new products, litigate against ChromaVision, expands the Company’s marketing, sales and customer support capabilities, expands its program to detect circulating tumor cells in peripheral blood and add additional infrastructure. The Company currently estimates that its capital resources will enable it to meet its capital needs for at least the next twelve months.

However, expenditures required to achieve growth and profitability in the long term may be greater than projected or the cash flow generated from operations may be less than projected. As a result, the Company’s long-term capital needs may require the Company to try to obtain additional funds through equity or debt financing, collaborative or other arrangements with other companies, bank financing and other sources. The Company has expended and will continue to expend substantial amounts of money for research and development, litigation, preclinical testing, conducting clinical trials for FDA clearance of new products, capital expenditures, working capital needs and manufacturing and marketing of it’s products. The Company’s future research and development efforts, in particular, are expected to include development of additional applications of its current cytogenetic products, additional applications for the OncoPath™ systems and an expanded program to detect circulating tumor cells in peripheral blood, which may require additional funds.

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

On April 13, 2004, the Company completed the private placement of 3.1 million shares of common stock and warrants to purchase 620,000 additional shares of common stock for an

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

aggregate purchase price of $4.25 million. The Company received approximately $3.9 million net after expenses associated with the placement. Each warrant is exercisable for one share of common stock at an exercise price of $1.70 per share, from six months following the closing date of April 13, 2004 until October 13, 2009.

The Company established a loan agreement with Silicon Valley Bank (SVB) on September 28, 2001. This new facility replaced a three-year term loan and a revolving line of credit that had an outstanding balance of $1.2 million on September 28, 2001. The new loan agreement provided the capability to borrow up to $2.0 million based on the level of certain of our North American accounts receivable and inventories. On August 15, 2002 and on October 4, 2002, the loan agreement was amended to extend the term of the loan for an additional year, through September 27, 2003, to increase borrowing capability to $3.5 million (based on the level of certain of our North American accounts receivable) and to increase the requirement for the Company to maintain a minimum level of tangible net worth. On September 3, 2003, the loan agreement was amended to extend the term of the loan for an additional year, through September 26, 2004, and to establish the minimum level of net tangible worth that we had to maintain through the end of the loan agreement. The Company was not in compliance with the covenant requiring it to maintain $2.2 million in minimum tangible net worth at December 31, 2003 and the Company obtained a waiver for this covenant violation and potential non-compliance with the minimum net tangible worth covenant in January and February 2004. On March 31, 2004, the loan agreement was amended to extend the term of the loan through March 31, 2005 and to establish the minimum level of net tangible worth that the Company had to maintain through the end of the loan agreement. The Company was in compliance with the loan covenant at June 30, 2004.

At June 30, 2004, the Company had used $640,000 of the facility with $1.3 million available but not used. The interest rate on the facility was 6.0% at June 30, 2004, computed as the SVB prime rate plus 2.0 percent. The loan is collateralized by substantially all of the assets of the U.S. corporation and requires maintenance of a minimum level of tangible net worth. Other loan covenants include the need to maintain insurance on our property, monthly reporting to SVB, the need to obtain SVB approval for any extraordinary action and a limitation on the U.S. corporation’s ability to transfer more than $600,000 to a subsidiary.

The Company collateralizes various credit card and bank guarantees (used for customs clearance purposes) with cash deposits at an international bank in the United Kingdom. This amounted to £100,000 ($181,000) at June 30, 2004.

NOTE 3 – Inventories (in thousands)

Balance as of:	June 30, 2004 Restated	December 31, 2003 Restated
Raw materials	$1,107	$994
Work in process	157	25
Finished goods	89	171

Total	$1,353	$1,190

NOTE 4 – Net income (loss) per share

The computation of basic and diluted net loss per share (“EPS”) for the three and six months ended June 30, 2004 and June 30, 2003 is determined by dividing net loss as reported

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

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

NOTE 5 – Stock Based Compensation

The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” Under APB No. 25, compensation expense is based on the difference, if any, between the fair value of the Company stock and the exercise price on the date of the grant.

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

	Three months ended June 30,		Six months ended June 30,
	2004 Restated	2003 Restated	2004 Restated	2003 Restated
Net loss:
As reported	$(1,031)	$(444)	$(1,674)	$(862)
Stock-based employee compensation expense determined under fair-value method	(179)	(193)	(368)	(360)

Pro forma	$(1,210)	$(637)	$(2,042)	$(1,222)

Net loss per share:
As reported - basic and diluted	$(0.06)	$(0.03)	$(0.10)	$(0.05)

Pro forma - basic and diluted	$(0.06)	$(0.04)	$(0.12)	$(0.08)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

The fair value of each option is estimated on the date of grant using the fair value method with the following weighted-average assumptions:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Risk-free interest rate	3.00%	1.78%	2.51%	2.01%
Expected life (in years) (restated)	5	5	5	5
Dividend yield	—%	—%	—%	—%
Expected volatility	74%	79%	75%	85%

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

NOTE 6 – Product Warranty

The Company generally warrants its products against defects for a period of one year and records a liability for such product warranty obligations at the time of sale based upon historical experience. The Company sells separately priced service contracts to provide additional service coverage on the systems when the warranty period expires. The related revenue on the service contracts is recognized on a straight-line basis over the life of the service contract, which is generally one year. Costs associated with services performed under the service contract obligation are expensed as incurred.

Changes in product warranty obligations for the six months ended June 30, 2004 and June 30, 2003 are as follows (in thousands):

	2004	2003
Balance as of beginning of year	$102	$127

Add accruals for warranties issued	33	16

Less costs incurred under warranties issued	(42)	(32)

Balance as of end of quarter	$93	$111

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

NOTE 7 – Other Income (Expense)

The details of other income (expense) are shown below (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Interest income	$7	$8	$11	$14
Interest expense	(20)	(22)	(42)	(54)
Foreign exchange gain (loss)	(30)	56	(56)	74
Income taxes	(1)	(10)	(5)	(13)
Miscellaneous	(1)	3	2	10

Total	$(45)	$35	$(90)	$31

NOTE 8 – Recent Accounting Pronouncements

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

Because of the inherent complexity and unpredictable nature of patent litigation the Company is not able to make any predictions regarding the outcome of this litigation. As a result, the Company has not made any provisions for either a favorable or unfavorable outcome to this litigation.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

NOTE 10 - Issuance of Common Stock and Warrants

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

Note 11 - Relocation

The Company relocated from its facilities in Santa Clara to San Jose. As part of the relocation, the Company incurred expenses amounting to $222,000 for overlapping rent of the two facilities, moving and legal expenses and $501,000 for leasehold improvements and furniture/fixtures at its new facilities. The leasehold improvements are being amortized over the occupancy period and the furniture/fixtures over their useful life. The Company has received these amounts totaling $723,000 as incentive at the new facilities and this is being amortized to income over the occupancy period. The Company has minimum lease payments for the San Jose office as follows:

Years Ended December 31,
2004	159
2005	325
2006	340
2007	354
2008	369
2009	188

$1,735

NOTE 12 – Subsequent Events

On July 8, 2004, the Company incorporated a wholly-owned subsidiary, Circulating Tumor Cells, Inc., in Delaware. This company was formed to conduct research and development, clinical trials and commercial activities in the area of circulating tumor cells. Also in July, the Company renewed the exclusive supply agreement with StemCell Technologies Inc. for the use of StemCell’s RosetteSep® reagent technology in the isolation of circulating tumor cells in the blood of cancer patients. The Company believes that the isolation and analysis of circulating tumor cells, frequently associated with metastatic cancer, may have clinical value in determining prognosis, response to therapy or the most appropriate monitoring strategies for certain cancers.

On July 29, 2004, the Company received notice from the Nasdaq Stock Market that its stock price had closed below $1.00 per share for 30 consecutive business days. As a result, under certain circumstances, the Company’s stock could be delisted from the Nasdaq SmallCap Market if the Company does not regain compliance prior to January 25, 2005 by having the bid price on the stock close above $1.00 per share for a minimum of 10 consecutive business days.

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

Consequently, the condensed consolidated financial statements for the quarter and six months ended June 30, 2004 are restated in this Form 10-Q/A amendment No. 1. These restated condensed consolidated financial statements reflect adjustments relating to the recording of revenue previously deferred and the deferral of revenue and cost of goods sold related to the premature recognition of revenue.

The principal effects of these adjustments on the accompanying condensed consolidated financial statements are as follows (in thousands, except per share data):

	For the three months ended June 30, 2004		For the six months ended June 30, 2004
Condensed Consolidated Statement of Operations	As Previously Reported	As Restated	As Previously Reported	As Restated
Revenues (1)	$4,130	$4,271	$8,979	$9,186
Cost of revenue (1)	1,702	1,690	3,542	3,568
Gross profit (2)	2,428	2,581	5,437	5,618
Operating loss (2)	(1,139)	(986)	(1,765)	(1,584)
Net loss (2)	(1,184)	(1,031)	(1,855)	(1,674)
Net loss per share, basic and diluted (2)	$(0.06)	$(0.06)	$(0.11)	$(0.10)

	For the three months ended June 30, 2003		For the six months ended June 30, 2003
Condensed Consolidated Statement of Operations	As Previously Reported	As Restated	As Previously Reported	As Restated
Revenues (1)	$4,815	$4,648	$10,230	$9,743
Cost of revenue (1)	2,001	1,947	4,165	3,941
Gross profit (2)	2,814	2,701	6,065	5,802
Operating loss (2)	(366)	(479)	(630)	(893)
Net loss (2)	(331)	(444)	(599)	(862)
Net loss per share, basic and diluted (2)	$(0.02)	$(0.03)	$(0.04)	$(0.05)

	June 30, 2004
Condensed Consolidated Balance Sheet	As Previously Reported	As Restated
Accounts receivable, net (3)	$4,516	$4,516
Inventories (3)	1,353	1,353
Prepaid expenses and other current assets (3)	1,196	1,886
Total current assets (6)	12,128	12,818
Total assets (6)	15,748	16,438
Accrued expenses (4)	1,794	1,672
Deferred revenue, current (5)	3,995	6,055
Deferred rent incentive, current (5)	723	149
Deferred revenue, non-current (5)	361	364
Deferred rent incentive, non-current (5)	—	574
Total liabilities (6)	9,435	11,376
Accumulated deficit (6)	(46,413)	(47,664)
Total liabilities and stockholders’ equity (6)	15,748	16,438

	For the six months ended June 30, 2004		For the six months ended June 30, 2003
Condensed Consolidated Statement of Cash Flows	As Previously Reported	As Restated	As Previously Reported	As Restated
Net loss (2)	$(1,855)	$(1,674)	$(599)	$(862)

Changes in assets and liabilities:
Accounts receivable	1,849	1,606	1,830	1,767
Inventories, net	(259)	(163)	257	266
Prepaid expenses and other current assets	(659)	(862)	(219)	(357)
Other assets	(34)	99	—	(96)
Deferred revenue	346	504	(143)	408
Net cash used in operating activities	775	741	1,063	1,063

(1)	Restated revenues include a net increase of $141,000 and $207,000 for the quarter and six months ended June 30, 2004 over the amount previously reported for the quarter and six months ended June 30, 2004 and $167,000 and $487,000 for the quarter and six months ended June 30, 2003 over the amount previously reported for the quarter and six months ended June 30, 2003 due to adjustments relating to the recording of revenue previously deferred and the deferral of revenue related to (a) $12,000 and $222,000 net decrease for the quarter and six months ended June 30, 2004 over the amount previously reported for the quarter and six months ended June 30, 2004 and $355,000 net decrease for the quarter and six months ended June 30, 2003 over the amount previously reported for the quarter and six months ended June 30, 2003 related to certain Cytovision and Ariol system sales which included the future delivery of software applications for which VSOE was not established at the time of sale; (b) $22,000 and $12,000 net increase for the quarter and six months ended June 30, 2004 over the amount previously reported for the quarter and six months ended June 30, 2004 and $115,000 and $212,000 for the quarter and six months ended June 30, 2003 over the amount previously reported for the quarter and six months ended June 30, 2003 of sales with participation of third party financing companies; (c) $33,000 and $201,000 net increase for the quarter and six months ended June 30, 2004 over the amount previously reported for the quarter and six months ended June 30, 2004 and $276,000 and $55,000 net increase for the quarter and six months ended June 30, 2003 over the amount previously reported for the quarter and six months ended June 30, 2003 related to certain transactions that required customer acceptance; and (d) $98,000 and $216,000 net increase for the quarter and six months ended June 30, 2004 over the amount previously reported for the quarter and six months ended June 30, 2004 and $27,000 and $25,000 for the quarter and six months ended June 30, 2003 over the amount previously reported for the quarter and six months ended June 30, 2003 related to extended warranty/post customer support arrangements;

The restatement of revenues resulted in a corresponding adjustment to cost of revenues. Cost of revenues decreased by $12,000 for the quarter and increased by $26,000 for the six months ended June 30, 2004 over the amount previously reported for the quarter and six months ended June 30, 2004 and decreased by $54,000 and $224,000 for the quarter and six months ended June 30, 2003 over the amount previously reported for the quarter and six months ended June 30, 2003 and;

(2)	The adjustments related to the recording of revenue previously deferred and deferral of revenues and cost of revenue resulted in a net increase to gross profit and a corresponding net decrease in net loss available to stockholders of $153,000 and $181,000 for the quarter and six months ended June 30, 2004 over the amount previously reported for the quarter and six months ended June 30, 2004 and $113,000 and $263,000 for the quarter and six months ended June 30, 2003 over the amount previously reported for the quarter and six months ended June 30, 2003. Net loss per share decreased $.01 for the six months ended June 30, 2004 and increased $.01 for the quarter and six months ended June 30, 2003;

(3)	As a result of the recording of revenue previously deferred and deferral of revenues primarily related to Cytovision and Ariol, deferred costs (included in prepaid expenses and current assets) increased $690,000 over the amount previously reported for the six months ended June 30, 2004 due to the cumulative effect of current and prior period adjustments to corresponding reductions of cost of revenues;

(4)	Accrued expenses decreased $122,000 due to a reclassification of a previously misclassified deferred revenue transaction;

(5)	Deferred revenue, current increased $2.1 million and deferred revenue non-current increased $3,000 for the six months ended June 30, 2004 over the amount previously reported for the six months ended June 30, 2004 due to the cumulative effect of the deferral of revenues related to certain Ariol system transactions which included the future delivery of software applications under development for which VSOE was not available and the deferral of revenues related to extended warranty/post customer support arrangements warranty commitments. Deferred rent incentive, current decreased $574,000 and deferred rent incentive non-current increased $574,000 due to a reclassification of the previously misclassified non-current rent incentive;

(6)	Total current assets, total assets, total liabilities and stockholders’ equity includes an increase of $690,000 due to the cumulative effect of current and prior period adjustments. As a result of the adjustments noted in (1) through (5) above accumulated deficit increased $1.3 million over amounts previously recorded as of June 30, 2004.

As reflected on the restated consolidated financial statements, the Company has recorded certain other adjustments, the net effect of which is presented above. None of these entries is significant individually or in its aggregate.

Results of Operations, as restated

Revenues. Our revenues are derived primarily from the sale of systems, service contracts, software maintenance and grant revenues. Revenues for the restated three and six months ended 2004 were $4.3 million and $9.2 million, respectively, compared to $4.6 million and $9.7 million for the corresponding restated periods in 2003. The decreases in revenues in the second quarter and first half were due primarily to increased competitive pressures for CytoVision product sales.

Sales of systems were $2.9 million and $6.5 million as restated in the three and six months ended June 30, 2004, respectively, compared to $3.2 million and $7.0 million for the corresponding restated periods in 2003. The decreases in system revenues in the second quarter and first half were due primarily to the revenue factor mentioned above.

Service contract, software maintenance and grant revenues were $1.4 million and $2.7 million, as restated in the three and six months ended June 30, 2004, essentially the same level as in the corresponding periods in 2003.

Cost of revenues. Cost of revenues includes direct material and labor costs, manufacturing overhead, installation costs, warranty-related expenses and service and application support expenses. Costs of revenues as restated for the three and six months ended June 30, 2004 were $1.7 million and $3.6 million, respectively, compared to $1.9 million and $3.9 million for the corresponding restated periods in 2003. Cost of revenues, as a percentage of total revenues, for the three and six months ended June 30, 2004 were 40% and 39% respectively, compared to 42% and 40% for the corresponding prior year periods. The decrease is primarily due to the sale of a number of our Ariol® systems at a lower gross margin percent for market development purposes. The impact of such concessionary sales was less in the first half of 2004 than in the first half of 2003.

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

Liquidity and Capital Resources, as restated

At June 30, 2004, we had cash and cash equivalents of $4.9 million and working capital of $2.4 million, compared to $2.0 million and $340,000, respectively, at December 31, 2003. Restricted cash, which collateralizes various credit card and bank guarantees in the United Kingdom, amounted to $181,000 at June 30, 2004 and $178,000 at December 31, 2003.

Cash provided by operations for the six months ended June 30, 2004 was $741,000, compared to $1.1 million for the first six months of 2003. Changes in the restated components of cash used in operations included an increase in net loss amounting to $812,000. There were also increased requirements for inventories of $429,000 (an increase of $163,000 in the first half of 2004 primarily due to the purchase of StemCell’s RosetteSep® reagent and a decrease of $266,000 in the first half of 2003 reflecting a reduction in the components that had been built up for new products). Cash provided by operations included an increase in accounts payable of $731,000 (an increase of $431,000 in the first half of 2004 and a decrease of $300,000 in 2003). The increase in the first half of 2004 was due primarily to one time relocation costs associated with the San Jose office. The decrease in the first half of 2003 was primarily due to a reduction in accounts payable to vendors supplying system components, reflecting lower inventory at the end of June 2003. There was an increase in deferred rent incentive of $723,000 due to the rent incentive received for our new office facilities in 2004. There was no such incentive in 2003. Deferred revenue increased by $96,000 primarily due to a $504,000 increase in 2004, as a result of the deferral of revenue on certain sales transactions that included future deliverables and contingencies.

Trade accounts receivable as a percent of second quarter restated revenues were 106% at June 30, 2004, compared to 117% at June 30, 2003 and 119% at December 31, 2003, reflecting improved collections in the quarter. This strong relationship between quarter-end receivables and that quarter’s sales is primarily due to the fact that most of our sales occur late in the quarter as is typical of a capital equipment business. Although our payment terms are net 30 days, certain customers, specifically government, university, Asian and European customers, tend to take longer to pay their receivable balances.

Cash used in investing activities was $685,000 in the first six months of 2004, compared to $173,000 in the first half of 2003. In the first six months of 2004 we invested $685,000 for purchases of capital equipment and leasehold improvements related to the San Jose office. compared to $173,000 of capital equipment purchases in the first six months of 2003.

Cash provided by financing activities was $2.8 million in the first six months of 2004, compared to $680,000 cash used in financing activities for the first six months of 2003. We received $3.9 million net from the issuance of common stock in a private placement in the first half of 2004. Repayments were made on our bank line with Silicon Valley Bank (SVB) in the first half of 2004 and 2003, of $1.1 million and $726,000 respectively.

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

At June 30, 2004, we had used $640,000 of the facility with $1.3 million available but not used. The interest rate on the facility was 6.0% at June 30, 2004, computed as the SVB prime rate plus 2 percent. The loan is collateralized by substantially all of the assets of the U.S. corporation and requires maintenance of a minimum level of tangible net worth. Other loan covenants include the need to maintain insurance on our property, monthly reporting to SVB, the need to obtain SVB approval for any extraordinary action and a limitation on the U.S. corporation’s ability to transfer more than $600,000 to a subsidiary.

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

Once these additional measures have been fully implemented, we believe that our internal controls and procedures will be effectively designed to ensure that information we are required to disclose in reports that we file with the SEC is recorded, processed, summarized accurately and reported within the time periods specified in Securities and Exchange Commission rules and forms. However, the effectiveness of our controls ands procedures is still limited by a variety of factors including:

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

PART II - OTHER INFORMATION

Item 5: Submission of Matters to a Vote of Security Holders

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