Form 10-Q
period 2004-09-30
APPLIED IMAGING CORP
filed 2005-03-01
CIK 816066

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Quarterly Period ended September 30, 2004

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

As of February 15, 2005 there were 19,088,018 shares of the Registrant’s Common Stock outstanding.

APPLIED IMAGING CORP.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

APPLIED IMAGING CORP. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited, in thousands)

	September 30, 2004	December 31, 2003
ASSETS

Current assets:
Cash and cash equivalents	$3,953	$2,047
Restricted cash	180	178
Trade accounts receivable, net	4,769	6,122
Inventories	1,603	1,190
Prepaid expenses and other current assets	1,057	1,024

Total current assets	11,562	10,561
Property and equipment, net	1,267	812
Goodwill	2,364	2,364
Other assets	52	151

Total assets	$15,245	$13,888

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,513	$1,491
Accrued expenses	2,133	1,888
Bank debt	1,129	1,728
Deferred revenue, current	4,602	5,114
Deferred rent incentive, current	149	—

Total current liabilities	9,526	10,221
Deferred revenue, non-current	351	801
Deferred rent incentive, non-current	546	—

Total liabilities	10,423	11,022

Stockholders’ equity:
Common stock	19	16
Additional paid-in capital	53,071	49,207
Accumulated other comprehensive loss	(367)	(367)
Accumulated deficit	(47,901)	(45,990)

Total stockholders’ equity	4,822	2,866

Total liabilities and stockholders’ equity	$15,245	$13,888

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APPLIED IMAGING CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2004	Restated 2003	2004	Restated 2003
Revenues	$5,709	$4,084	$14,895	$13,827
Cost of revenues	2,535	1,834	6,103	5,775

Gross profit	3,174	2,250	8,792	8,052

Operating expenses:
Research and development	887	980	2,622	2,761
Sales and marketing	1,619	1,793	4,956	5,438
General and administrative	910	709	3,040	1,978

Total operating expenses	3,416	3,482	10,618	10,177

Operating loss	(242)	(1,232)	(1,826)	(2,125)
Other income (expense), net	5	(1)	(85)	30

Net loss	$(237)	$(1,233)	$(1,911)	$(2,095)

Net loss per share - basic and diluted	$(0.01)	$(0.08)	$(0.11)	$(0.13)

Weighted average shares outstanding - basic and diluted	19,073	15,961	17,885	15,938

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APPLIED IMAGING CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2004	Restated 2003
Cash flows from operating activities:
Net loss	$(1,911)	$(2,095)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	429	465
Provision for doubtful accounts	—	(100)
Loss on sale of property and equipment	—	2
Changes in operating assets and liabilities:
Trade accounts receivable	1,353	2,698
Inventories	(413)	198
Prepaid expenses and other current assets	(33)	(536)
Other assets	99	(213)
Accounts payable	22	(500)
Accrued expenses	245	66
Deferred revenues	(962)	630
Deferred rent incentive	695	—

Net cash provided by (used in) operating activities:	(476)	615

Cash flows from investing activities:
Purchases of property and equipment	(884)	(259)

Net cash used in investing activities:	(884)	(259)

Cash flows from financing activities:
Net proceeds from issuance of common stock	3,867	56
Bank loan proceeds	8,521	9,009
Bank loan payments	(9,120)	(10,190)
Restricted cash	(2)	(11)

Net cash provided by (used in) financing activities:	3,266	(1,136)

Net increase in cash and cash equivalents	1,906	(780)

Cash and cash equivalents at beginning of period	2,047	2,897

Cash and cash equivalents at end of period	$3,953	$2,117

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APPLIED IMAGING CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of Applied Imaging Corp. and subsidiaries (the “Company”, “we”, “us”, “our”) for the three and nine months ended September 30, 2004 and 2003. These financial statements are unaudited and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of our financial position, operating results and cash flows for those interim periods presented. The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of results to be expected for the fiscal year ending December 31, 2004. The December 31, 2003 balance sheet has been restated and has been derived from the audited balance sheet included on Amendment No. 2 on Form 10-K. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, for the year ended December 31, 2003, contained in our Amendment No. 2 on Form 10-K/A filed with the Securities and Exchange Commissions on February 25, 2005.

Restatement of Previously Issued Financial Statements:

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

APPLIED IMAGING CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following tables present amounts from operations as previously reported and as restated (In thousands, except per share data):

	For the three months ended September 30, 2003		For the nine months ended September 30, 2003
Condensed Consolidated Statement of Operations	As Previously Reported	As Restated	As Previously Reported	As Restated
Revenues (1)	$4,833	$4,084	$15,063	$13,827
Cost of revenue (1)	2,147	1,834	6,312	5,775
Gross profit (2)	2,686	2,250	8,751	8,052
Operating loss (2)	(796)	(1,232)	(1,426)	(2,125)
Net loss (2)	(797)	(1,233)	(1,396)	(2,095)
Net loss per share, basic and diluted (2)	$(0.05)	$(0.08)	$(0.09)	$(0.13)

	For the nine months ended September 30, 2003
Condensed Consolidated Statement of Cash Flows	As Previously Reported	As Restated
Net loss (2)	$(1,396)	$(2,095)

Changes in assets and liabilities:
Accounts receivable	2,509	2,698
Inventories	280	198
Prepaid expenses and other current assets	(294)	(536)
Other assets	1	(213)
Deferred revenue	(418)	630
Net cash provided by operating activities	614	615

(1)	Restated revenues include a net decrease of $749,000 and $1.2 million for the quarter and nine months ended September 30, 2003 over the amount previously reported for the quarter and nine months ended September 30, 2003 due to adjustments relating to the recording of revenue previously deferred and the deferral of revenue related to (a) $445,000 and $800,000 net decrease of certain Cytovision and Ariol system sales which included the future delivery of software applications for which VSOE was not established at the time of sale for the quarter and nine months ended September 30, 2003 over the amount previously reported for the quarter and nine months ended September 30, 2003; (b) $83,000 and $295,000 net deferral of sales with participation of third party financing companies for the quarter and nine months ended September 30, 2003 over the amount previously reported for the quarter and nine months ended September 30, 2003; (c) $215,000 and $160,000 net deferral of certain transactions that required customer acceptance for the quarter and nine months ended September 30, 2003 over the amount previously reported for the quarter and nine months ended September 30, 2003; and (d) $6,000 and $18,000 net increase related to extended warranty/post customer support arrangements for the quarter and nine months ended September 30, 2003 over the amount previously reported for the quarter and nine months ended September 30, 2003;

The restated revenues resulted in a corresponding adjustment to cost of revenues. Cost of revenues decreased by $313,000 and $537,000 for the quarter and nine months ended September 30, 2003 over the amount previously reported for the quarter and nine months ended September 30, 2003;

(2)	The adjustments related to the recording of revenue previously deferred and deferral of revenues and cost of revenue resulted in a net decrease to gross profit and a corresponding net increase in net loss available to stockholders of $436,000 and

APPLIED IMAGING CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

$699,000 for the quarter and nine months ended September 30, 2003 over the amount previously reported for the quarter and nine months ended September 30, 2003. Net loss per share increased $.03 and $.04 for the quarter and nine months ended September 30, 2003.

Liquidity

The Company expects negative cash flow from operations through at least 2005, as the Company continues research and development of new applications for the Company’s OncoPath™ systems, conducts clinical trials required for the U.S. Food and Drug Administration (“FDA”) clearance of new products, litigates against ChromaVision and expands its program to detect circulating tumor cells in peripheral blood. The Company currently estimates that its capital resources will enable the Company to meet its capital needs for operating and investing activities for at least the next twelve months.

However, expenditures required to achieve growth and profitability in the long term may be greater than projected or the cash flow generated from operations may be less than projected. As a result, the Company’s long-term capital needs may require it to try to obtain additional funds through equity or debt financing, collaborative or other arrangements with other companies, bank financing and other sources. The Company has expended and will continue to expend substantial amounts of money for research and development, litigation, preclinical testing, conducting clinical trials for FDA clearance of new products, capital expenditures, working capital needs and manufacturing and marketing of its products. The Company’s future research and development efforts, in particular, are expected to include development of additional applications of its current cytogenetic products, additional applications for the OncoPath™ systems and an expanded program to detect circulating tumor cells in peripheral blood, which may require additional funds.

There can be no assurance that the Company will be able to obtain additional debt or equity financing if needed and on terms acceptable to the Company. If adequate and acceptable funding is not available, the Company could be required to delay development or commercialization of certain products, to license to third parties the rights to commercialize certain products or technologies that the Company would otherwise seek to commercialize internally, or to reduce the marketing, customer support, or other resources devoted to product development. Accordingly, the Company’s failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on its ability to achieve the Company’s long-term business objectives.

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

The Company established a loan agreement with Silicon Valley Bank (SVB) on September 28, 2001. This new facility replaced a three-year term loan and a revolving line of credit that had an outstanding balance of $1.2 million on September 28, 2001. The new loan agreement provided the capability to borrow up to $2.0 million based on the level of certain of our North American accounts receivable and inventories. On August 15, 2002 and on October 4, 2002, the loan agreement was amended to extend the term of the loan for an additional year, through September 27, 2003, to increase borrowing capability to $3.5 million (based on the level of certain of our North American accounts receivable) and to increase the requirement for the

APPLIED IMAGING CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Company to maintain a minimum level of tangible net worth. On September 3, 2003, the loan agreement was amended to extend the term of the loan for an additional year, through September 26, 2004, and to establish the minimum level of net tangible worth that the Company had to maintain through the end of the loan agreement. The Company was not in compliance with the covenant requiring it to maintain $2.2 million in minimum tangible net worth at December 31, 2003 and the Company obtained a waiver for this covenant violation and potential non-compliance with the minimum net tangible worth covenant in January and February 2004. On March 31, 2004, the loan agreement was amended to extend the term of the loan through March 31, 2005 and to establish the minimum level of net tangible worth that the Company had to maintain through the end of the loan agreement. The Company was in compliance with the loan covenant at September 30, 2004. See also Note 9, Subsequent Events.

At September 30, 2004, the Company had used $1.1million of the facility with $1.1 million available but not used. The interest rate on the facility was 6.75% at September 30, 2004, computed as the SVB prime rate plus 2.0 percent. The loan is collateralized by substantially all of the assets of the U.S. corporation and requires maintenance of a minimum level of tangible net worth. Other loan covenants include the need to maintain insurance on the Company’s property, monthly reporting to SVB, the need to obtain SVB approval for any extraordinary action and a limitation on the U.S. corporation’s ability to transfer more than $600,000 to a subsidiary.

The Company collateralizes various credit card and bank guarantees (used for customs clearance purposes) with cash deposits at an international bank in the United Kingdom. This amounted to £100,000 ($180,000) at September 30, 2004.

NOTE 2 – Inventories (in thousands)

Balance as of	September 30, 2004	December 31, 2003
Raw materials	$1,245	$994
Work in process	149	25
Finished goods	209	171

Total	$1,603	$1,190

NOTE 3 – Net income (loss) per share

The computation of basic and diluted net loss per share (“EPS”) for the three and nine months ended September 30, 2004 and September 30, 2003 is determined by dividing net loss as reported as the numerator by the number of shares included in the denominator as shown in the following table (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Weighted average shares outstanding - basic	19,073	15,961	17,885	15,938
Dilutive shares - stock options	—	—	—	—
Dilutive shares - warrants	—	—	—	—

Weighted average shares outstanding - diluted	19,073	15,961	17,885	15,938

APPLIED IMAGING CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Securities excluded from the computation of EPS because their effect on EPS was antidilutive, but could dilute basic EPS in future periods are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Options	3,292	3,139	3,292	3,139
Warrants	1,420	1,222	1,420	1,222

Total	4,712	4,361	4,712	4,361

NOTE 4 – Stock Based Compensation

The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” Under APB No. 25, compensation expense is based on the difference, if any, between the fair value of our stock and the exercise price on the date of the grant.

The Company has adopted the pro forma disclosure provisions of Statement of Financial Accounting Standards (“SFAS”) No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosure – An amendment of FASB No. 123” for the 1998 Stock Plan and Employee Stock Purchase Plan. The fair value of the stock options granted to employees is calculated using the Black-Scholes option pricing model as of the date of grant. Had compensation cost for our stock-based compensation plans been determined in a manner consistent with the fair value approach described in SFAS No. 123, our net loss and net loss per share as reported would have been changed to the pro forma amounts indicated below (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
		Restated		Restated
Net loss:
As reported	$(237)	$(1,233)	$(1,911)	$(2,095)
Stock-based employee compensation expense determined under fair-value method	(156)	(187)	(524)	(546)

Pro forma	$(393)	$(1,420)	$(2,435)	$(2,641)

Net loss per share:
As reported - basic and diluted	$(0.01)	$(0.08)	$(0.11)	$(0.13)

Pro forma - basic and diluted	$(0.02)	$(0.09)	$(0.14)	$(0.17)

The fair value of each option is estimated on the date of grant using the fair value method with the following weighted-average assumptions:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Risk-free interest rate	2.92%	2.19%	2.65%	2.03%
Expected life (in years)	5	5 *	5	5 *
Dividend yield	—%	—%	—%	—%
Expected volatility	70%	75%	73%	84%

*	Restated based on a change of a three year expected life to a five year expected life.

APPLIED IMAGING CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Changes in product warranty obligations for the nine months ended September 30, 2004 and September 30, 2003 are as follows (in thousands):

	2004	2003
Balance as of beginning of year	$102	$127
Add accruals for warranties issued	80	15
Less costs incurred under warranties issued	(64)	(49)

Balance as of end of quarter	$118	$93

NOTE 6 – Commitments and Contingencies

On February 24, 2004 the Company received notice of a lawsuit alleging patent infringement filed against the Company by ChromaVision Medical Systems, Inc. The lawsuit, as subsequently amended, claims that the Company’s Ariol® system infringes on four ChromaVision patents. ChromaVision is seeking unspecified damages, as well as an injunction barring the Company from, among other things, making, using, or selling any device in the United States that incorporates ChromaVision’s patented technology.

On April 20, 2004, the Company responded to ChromaVision’s complaint by denying ChromaVision’s infringement allegations and by asserting the invalidity of ChromaVision’s alleged patents, trademarks and copyrights. In addition, the Company is countersuing ChromaVision for infringing its valid US Patent 6,633,662. The Company is seeking an injunction against ChromaVision’s continued manufacture, sale and use of the Automated Cellular Imaging System (ACIS®) in the United States and enhanced economic damages for ChromaVision’s willful infringement. The Company has also asserted claims against ChromaVision for intentionally interfering with relationships with its customers, unfair competition and false advertising under the Lanham Act, as well as misappropriation of trade secrets.

APPLIED IMAGING CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The companies met in a settlement conference in US District Court on August 2, 2004. Discussions are continuing between the companies and will be reviewed periodically by the US Magistrate Judge supervising the case. The next scheduled review date is scheduled for February 1, 2005.

Because of the inherent complexity and unpredictable nature of patent litigation the Company is not able to make any predictions regarding the outcome of this litigation and is not able to estimate a gain or loss. As a result, the Company has not made any provisions for either a favorable or unfavorable outcome to this litigation.

On July 8, 2004, the Company renewed it’s exclusive supply agreement with StemCell Technologies Inc. for the use of StemCell’s RosetteSep® reagent technology for the isolation of circulating tumor cells in the blood of cancer patients. The Company’s minimum purchase commitment for 2004 is $109,000.

In September 2004, the Inland Revenue, the UK taxing authority, notified the Company that it disputed the valuation the Company applied to its Cytogenetics technology on transfer from its UK subsidiary to its US parent entity, a transaction which occurred in 2000, claiming that such valuation understated the fair value of the transferred assets. The Company originally valued the assets at £1.8 million ($3.5 million) and paid tax based upon that valuation. The Inland Revenue has indicated that it believes the value of the assets should have been £4.0 million ($7.7 million), which would result in the Company owing additional tax of over $1.1 million. The Company plans to have further discussion with Inland Revenue to support its original valuation of the transferred assets. A final adverse determination would result in the Company having to pay additional tax, which could significantly harm its operations. The Company cannot predict the outcome and does not know the range of loss, and accordingly no amount has been accrued as of September 30, 2004 in respect of this case.

NOTE 7 - Issuance of Common Stock and Warrants

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

NOTE 8 - Relocation

The Company relocated from its facilities in Santa Clara to San Jose. As part of the relocation, the Company incurred expenses amounting to $222,000 during the first six months of 2004 and $2,000 during the quarter ended September 30, 2004 for overlapping rent of the two facilities, moving and legal expenses and $501,000 during the first six months of 2004 and $55,000 during the quarter ended September 30, 2004 for leasehold improvements and furniture/fixtures at its new facilities. The leasehold improvements are being amortized over the occupancy period and the furniture/fixtures over their useful life. The Company has received $733,000 as incentive at the new facilities and this is being amortized to offset rent expense over the occupancy period. The Company has minimum lease payments for the San Jose office as follows: The Company has minimum lease payments for the San Jose office as follows:

Years Ended December 31,
2004	159
2005	325
2006	340
2007	354
2008	369
2009	188

$1,735

APPLIED IMAGING CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 9 – Subsequent Events

On November 17, 2004 the Board of Director’s approved a reduction in force plan recommended by management that resulted in a reduction in the Company’s workforce of approximately ten people. The Company executed the reduction in force in early January 2005.

As previously reported on Applied Imaging Corp.’s Form 8-K filed on December 3, 2004, Applied Imaging Corp. issued a press release announcing its plan of succession for its Chief Executive Officer. Pursuant to this previously announced plan of succession, Carl Hull, the Company’s Chief Executive Officer resigned on December 31, 2004. Mr. Hull was also the Company’s principal executive officer. The Company entered into a severance and release agreement with Mr. Hull. Effective on January 1, 2005, Robin Stracey, the Company’s President and Chief Operating Officer, replaced Mr. Hull and assumed the position of President and Chief Executive Officer. Mr. Stracey also became the Company’s principal executive officer.

Due to the investigation commenced by the Audit Committee, the Company was unable to file its September 30, 2004 Form 10-Q on a timely basis. As a result, the Nasdaq Listing Qualifications Department notified the Company that it was not in compliance with the requirements of Nasdaq Marketplace Rule 4310(c)(14), affixed an ‘E’ to the end of the Company’s trading symbol, and subjected it to delisting proceedings. The Company appealed this delisting determination and participated in a hearing before a Nasdaq panel in December 2004. On July 29, 2004, the Company received notice from Nasdaq that the stock price had closed below $1.00 per share for 30 consecutive business days. As a result, the Company failed to comply with the minimum bid price requirement for continued listing on The Nasdaq SmallCap Market. The Nasdaq staff further notified the Company that its stock might be subject to delisting from the Nasdaq SmallCap Market if the Company fails to regain compliance with the minimum bid price requirement by having the bid price on its stock close above $1.00 per share for a minimum of 10 consecutive business days by January 25, 2005. Since the Company’s stock price failed to close above $1.00 per share for a minimum of 10 consecutive business days by January 25, 2005, the Company requested an additional 180 day period to regain compliance with the minimum bid price requirement to continue its listing on the Nasdaq SmallCap Market and avoid delisting.

On February 10, 2005, the Nasdaq notified the Company that it had determined to grant our request for continued listing on the Nasdaq SmallCap Market subject to several conditions, including: 1.) the filing of the Company’s Form 10-Q for the quarter ended September 30, 2004 and any required restatements on or before February 25, 2005; 2.) the receipt of board approval to implement a reverse stock split sufficient to remedy the bid price deficiency on or before March 1, 2005 and the filing of a proxy statement evidencing the Company’s intent to seek stockholder approval for such reverse stock split on or before March 30, 2005; 3.) evidence of a closing bid price of $1.00 per share on or before May 20, 2005 and a closing bid price of at least $1.00 per share for a minimum of ten consecutive business days immediately thereafter, and 4.) the timely filing of all periodic reports for all reporting periods ending on or before December 31, 2005.

On February 25, 2005, the Company’s loan agreement with SVB was amended to extend the term of the loan through March 29, 2007.

APPLIED IMAGING CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

While the Company’s board of directors has given approval to seek shareholder approval to implement a reverse stock split for up to one share for each existing four shares, the shareholders may not approve a reverse stock split. The Company share price post a reverse stock split may not trade above a $1.00 per share for ten consecutive trading days. While it is our intent to make timely filings of all periodic reports for all reporting periods ending on or before December 31, 2005, the company may not complete its filings on a timely basis. If any of these events were to occur, the Company’s shares would be delisted from the Nasdaq SmallCap Market. Additionally, should our shareholders approve a reverse stock split, the reverse stock split may adversely impact our stock price.

If de-listed, the Company’s stock may be quoted using the Pink Sheets, LLC or other similar market. A de-listing from the Nasdaq SmallCap Market may adversely impact the Company’s stock price, as well as the Company’s liquidity and the ability of the Company’s stockholders to purchase and sell their shares in an orderly manner, or at all. Furthermore, a delisting of the Company’s shares from the Nasdaq SmallCap Market could damage its general business reputation and impair its ability to raise additional funds. Any of the foregoing events could have a material adverse effect on the Company’s business, financial condition and operating results.

Item 2. Management’s Discussion and Analysis of Financial Condition and

Results of Operations

The following discussion should be read in conjunction with the attached unaudited condensed consolidated financial statements and notes, and with our audited financial statements and notes for the fiscal year ended December 31, 2003 as restated.

This quarterly report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Our actual results could differ materially from those predicted in the forward-looking statements as a result of risks and uncertainties including, but not limited to, those discussed in this quarterly report and those discussed under “Item 1 – Business, Additional Factors That Might Affect Future Results,” and under “Item 7 – Management’s Discussion And Analysis of Financial Condition And Results of Operations” commencing on pages 12 and 24 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003. You should not rely on these forward-looking statements, which reflect our position as of the date of this report. We are under no obligation to revise or update any forward-looking statements.

Results of Operations

Revenues. Our revenues are derived primarily from the sale of systems, service contracts, software maintenance and grant revenues. Revenues for the three and nine months ended September 30, 2004 were $5.7 million and $14.9 million, respectively, compared to $4.1 million and $13.8 million, as restated for the corresponding periods in 2003. The $1.6 million increase in revenues in the third quarter and $1.1 million increase in nine months were due primarily to the recognition of revenue on Ariol® systems from sales contracts entered into in prior periods and where the company has now fulfilled all obligations under the terms of the sales contract. The revenue from these sales contracts was deferred in prior periods because the company had not fulfilled all the obligations under the terms of each sales contract.

Sales of systems were $4.2 million and $10.7 million in the three and nine months ended September 30, 2004, respectively, compared to $2.5 million, as restated and $9.4 million, as restated for the corresponding periods in 2003. The $1.7 million increase in system revenues in the third quarter of 2004 versus 2003 and $1.3 million increase in the nine months of 2004 versus 2003 were due primarily to an increase in sales of our Ariol® systems and from sales contracts entered into in prior periods and where the company has now fulfilled all obligations under the terms of the sales contract. The revenue from these sales contracts was deferred in prior periods because the company had not fulfilled all the obligations under the terms of each sales contract.

Service contract, software maintenance and grant revenues were $1.5 million and $4.2 million in the three and nine months ended September 30, 2004, respectively, compared to $1.5 million, as restated and $4.4 million, as restated for the corresponding periods in 2003. The decrease in the nine month period is primarily related to $363,000 of grant revenues during the nine months of 2003 compared to $127,000 of grant revenues in the nine months of 2004.

Cost of revenues. Cost of revenues includes direct material and labor costs, manufacturing overhead, installation costs, warranty-related expenses and service and application support expenses. Costs of revenues for the three and nine months ended September 30, 2004 were $2.5 million and $6.1 million, respectively, compared to $1.8 million and $5.8 million for the corresponding periods in 2003, as restated. Cost of revenues, as a percentage of total revenues, for the three and nine months ended September 30, 2004 were 44% and 41%

respectively, compared to 45% and 42%, as restated, for the corresponding prior year periods. The increase is primarily due to the sale of a number of our Ariol® systems at a lower gross margin percent for market development purposes.

Research and development expenses. Research and development expenses for the three and nine months ended September 30, 2004 were $887,000 and $2.6 million, respectively, compared to $980,000 and $2.8 million in the comparative prior year periods. This decrease in the third quarter of 2004 as compared to 2003 is due primarily to $65,000 of consulting services and $19,000 in incremental spending in support of the Sanger Institute project in the third quarter of 2003, compared to no such spending in the third quarter of 2004. The decline for the nine month period of 2004 as compared to 2003 is primarily due to $96,000 of consulting services, $40,000 in personnel recruitment fees and $35,000 for the Sanger institute project expenses incurred in 2003 compared to no such spending in the first three quarters of 2004.

Sales and marketing expenses. Sales and marketing expenses for the three and nine months ended September 30, 2004 were $1.6 million and $5.0 million, respectively, compared to $1.8 million and $5.4 million in the comparative prior year periods. The decline in both periods of 2004 as compared to 2003 was due primarily to sales commission paid to distributors outside North America in 2003 ($108,000 in the third quarter and $302,000 in the first nine months of 2003) and a decline in personnel recruitment fees in 2004 ($42,000 in the third quarter and $136,000 in the first nine months of 2004).

General and administrative expenses. General and administrative expenses for the third quarter and nine months of 2004 were $910,000 and $3.0 million respectively, compared to $709,000 and $2.0 million in the comparative prior year periods. The increase in general and administrative expenses in the third quarter of 2004 as compared to 2003 was attributable to the reversal of a reserve for bad debts in 2003 in the amount of $180,000 that was no longer deemed necessary. In the first nine months of 2004, the increase in general and administrative costs as compared to the same period in 2003 was primarily due to increases ($411,000) in patent and legal fees, one-time expenses associated with the relocation to our new office facilities in San Jose ($246,000), increased audit fees ($145,000) and the reversal of bad debts reserve ($278,000).

Other income (expense), net. The other income of $5,000 in the third quarter of 2004 was due primarily to $20,000 of foreign exchange gains incurred in the translation of various balance sheet items from foreign currencies into U.S. dollars and interest expense of $17,000 on our bank borrowings. Other expense of $85,000 in the first nine months of 2004 was primarily comprised of $35,000 in foreign exchange losses incurred in the translation of various balance sheet items from foreign currencies into U.S. dollars and $16,000 of income tax expense. Other income of $30,000 in the first nine months of 2003 was primarily comprised of $74,000 in net interest expense on our bank borrowings and $100,000 of foreign currency gains incurred in the translation of various balance sheet items from foreign currencies into U.S. dollars.

Liquidity and Capital Resources

At September 30, 2004, we had cash and cash equivalents of $4.0 million and working capital of $2.0 million, compared to $2.0 million and $340,000, respectively, at December 31, 2003. Restricted cash, which collateralizes various credit card and bank guarantees in the United Kingdom, amounted to $180,000 at September 30, 2004 and $178,000 at December 31, 2003.

Cash used by operations in the nine months ended September 30, 2004 was $476,000, compared to $615,000 provided in the first nine months of 2003. Net cash used in operations in the first nine months of 2004 resulted primarily from a $1.9 million operating loss while much of this was offset by a reduction of $1.4 million in accounts receivable and an increase in deferred rent incentive received for our new office facilities of $695,000. Net cash provided by operations for the nine months of 2003 resulted primarily from a $2.1 million operating loss offset by a $2.7 million decrease in accounts receivable.

Trade accounts receivable as a percent of third quarter revenues were 84% at September 30, 2004, compared to 110% at September 30, 2003 and 119% at December 31, 2003, reflecting improved collections in the quarter. This strong relationship between quarter-end receivables and that quarter’s sales is primarily due to the fact that most of our sales occur late in the quarter as is typical of a capital equipment business. Although our payment terms are net 30 days, certain customers, specifically government, university, Asian and European customers, tend to take longer to pay their receivable balances.

Cash used in investing activities was $884,000 in the first nine months of 2004, compared to $259,000 in the first nine months of 2003. In the first nine months of 2004 we invested $884,000 for purchases of capital equipment and leasehold improvements related to the San Jose office move compared to $259,000 of capital equipment purchases in the first nine months of 2003.

Cash provided by financing activities was $3.3 million in the first nine months of 2004, compared to $1.1 million cash used in financing activities for the first nine months of 2003. We received $3.9 million net from the issuance of common stock in a private placement in the first nine months of 2004. Total bank borrowings for the nine months ended September 30, 2004 were $8.5 million and $9.0 million for the nine months ended September 30, 2003. Repayments were made on our bank line with Silicon Valley Bank (SVB) in the first nine months of 2004 and 2003, of $9.1 million and $10.2 million respectively.

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

We established a loan agreement with SVB on September 28, 2001. This new facility replaced a three-year term loan and a revolving line of credit that had an outstanding balance of $1.2 million on September 28, 2001. The new loan agreement provided the capability to borrow up to $2.0 million based on the level of certain of our North American accounts receivable and inventories. On August 15, 2002 and on October 4, 2002, the loan agreement was amended to extend the term of the loan for an additional year, through September 27, 2003, to increase borrowing capability to $3.5 million (based on the level of certain of our North American accounts receivable) and to increase the requirement for us to maintain a minimum level of tangible net worth. On September 3, 2003, the loan agreement was amended to extend the term of the loan for an additional year, through September 26, 2004, and to establish the minimum level of net tangible worth that we had to maintain through the end of the loan agreement. We were not in compliance with the covenant requiring us to maintain $2.2 million in minimum tangible net worth at December 31, 2003 and we obtained a waiver for this covenant violation and potential non-compliance with the minimum net tangible worth covenant in January and February, 2004. On March 31, 2004, the loan agreement was amended to extend the term of the loan through March 31, 2005 and to establish the minimum level of net tangible worth that we had to maintain through the end of the loan agreement. We were in compliance with the loan covenant at September 30, 2004.

On February 25, 2005, the Company’s loan agreement with SVB was amended to extend the term of the loan through March 29, 2007.

At September 30, 2004, we had used $1.1 million of the facility with $1.1 million available but not used. The interest rate on the facility was 6.75% at September 30, 2004, computed as the SVB prime rate plus 2 percent. The loan is collateralized by substantially all of the assets of the U.S. corporation and requires maintenance of a minimum level of tangible net worth. Other loan covenants include the need to maintain insurance on our property, monthly reporting to SVB, the need to obtain SVB approval for any extraordinary action and a limitation on the U.S. corporation’s ability to transfer more than $600,000 to a subsidiary.

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

We collateralize various credit card and bank guarantees (used for customs clearance purposes) with cash deposits at an international bank in the United Kingdom. This amounted to £100,000 ($180,000) at September 30, 2004.

We expect negative cash flow from operations through at least 2005, as we continue research and development of new applications for our OncoPathTM systems, conduct clinical trials required for the U.S. Food and Drug Administration (“FDA”) clearance of new products, litigate against ChromaVision and expand our program to detect circulating tumor cells in peripheral blood. On July 8, 2004, the Company incorporated a wholly-owned subsidiary, Circulating Tumor Cells, Inc., in Delaware. This company was formed to conduct research and development, clinical trials and future commercial activities in the area of circulating tumor cells. We currently estimate that our capital resources will enable us to meet our capital needs for operating and investing activities for at least the next twelve months.

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

adoption of a policy regarding future software application commitments;

priority given to the hiring of a new CFO;

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

Faulty human judgment and simple error, omissions or mistakes;

Fraudulent action of an individual or collusion of two or more people;

Inappropriate management override of procedures; and

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk Derivatives and Financial Instruments.

For the nine months ended September 30, 2004, there were no material changes from the disclosures made in our Amendment No. 2 on Form 10-K for the year ended December 31, 2003. We maintain our funds as cash or cash equivalents, primarily in money market investments with a maturity of less than 90 days. We invested these funds at an average interest rate of 0.87% during the third quarter of 2004. These investments are not subject to interest rate risk.

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

(b) Reports on Form 8-K

On August 12, 2004, we filed a Current Report on Form 8-K which contained as an exhibit a copy of our press release announcing earnings for the second quarter of fiscal 2004.

On August 31, 2004, we filed a Current Report on Form 8-K which contained as an exhibit a copy of our press release announcing the resignation of our Executive Vice President and Chief Financial Officer, Barry Hotchkies.

On November 15, 2004, we filed a Current Report on Form 8-K which contained as an exhibit a copy of our press release announcing an ongoing investigation directed by the Company’s Audit Committee, the Committee concluded that the previously issued financial statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2004, and June 30, 2004 should no longer be relied upon because of errors in those financial statements and that the Company would restate those financial statements accordingly.

On December 3, 2004, we filed a Current Report on Form 8-K which contained as an exhibit a copy of our press release announcing the resignation of our Chief Executive Officer, Carl W. Hull and the promotion of Robin Stracey to Chief Executive Officer.

APPLIED IMAGING CORP.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

APPLIED IMAGING CORP.

(Registrant)

Date: February 25, 2005	By:	/S/ ROBIN STRACEY
Robin Stracey
Chief Executive Officer and Principal Financial Officer