Form 10-K
period 2004-12-31
APPLIED IMAGING CORP
filed 2005-04-27
CIK 816066

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2004

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 0-21371

APPLIED IMAGING CORP.

(Exact name of registrant as specified in its charter)

Delaware	77-0120490
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

120 Baytech Drive San Jose, California (Address of principal executive offices)	95134-2302 (Zip Code)

Registrant’s telephone number, including area code:    (408) 719-6400

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

The aggregate market value of voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on June 30, 2004 (which is the last business day of Registrant’s most recently completed second fiscal quarter), as reported on the Nasdaq SmallCap Market, was approximately $13,152,077. The number of shares of Common Stock outstanding as of March 21, 2005: 19,088,018.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates information by reference from the Registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year.

APPLIED IMAGING CORP.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

This annual report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements relating to product developments and launches, sales growth, operating performance, the adequacy of our current capital resources and the timing of future capital requirements. Our actual results could differ materially from those predicted in the forward-looking statements as a result of risks and uncertainties including, but not limited to, those discussed in this annual report under “Item 1—Business, Additional Factors That Might Affect Future Results”, commencing on page 11. These risks and uncertainties include, but are not limited to, competition, medical device regulation, continued adverse changes in general economic conditions in the United States and internationally, adverse changes in the specific markets for our products, adverse changes in customer order patterns, ability to raise funding, ability to manage our growth, risks associated with a consolidating industry, and the failure to timely develop and launch new products, particularly those for the detection, quantification and characterization of circulating tumor cells. You should not rely on these forward-looking statements, which reflect our position as of the date of this report. We are under no obligation to revise or update any forward-looking statements.

PART I

ITEM 1.	BUSINESS

The Company

Applied Imaging Corp. (“Applied Imaging”, the “Company”, “we” or “our”) was incorporated in California in July 1986, and reincorporated in Delaware in October 1996. In November 1996, we completed an initial public offering of common stock that was listed on the Nasdaq National Market under the symbol AICX. On February 4, 2003, the listing of our common stock was transferred to the Nasdaq SmallCap Market. We are headquartered in San Jose, California, and have additional facilities in the United Kingdom (“U.K.”). We are the leading supplier of automated image capture and analysis systems for the detection and characterization of chromosomes and molecular markers in genetics and cancer laboratories. Our products include systems for fluorescent and brightfield microscopy, including the Ariol, SPOT and CytoVision product families. We sell our products globally through a direct sales force, third-party distributors and independent agents or representatives. As of March 15, 2005 we employed a total of 65 employees worldwide and have installed over 3,000 instruments in over 1,000 laboratories in more than 60 countries.

We develop, manufacture, and market automated image capture and analysis systems for use in cytogenetic laboratories for prenatal testing and chromosomal analysis, and in pathology laboratories for cancer research and diagnostics. Our CytoVision, PowerGene and QUIPS systems are widely utilized in cytogenetics laboratories because of their ability to analyze human chromosome preparations using powerful software classification algorithms and a specialized user interface. These systems also incorporate the capability to analyze and record images produced by advanced genetic research assays that employ fluorescent in situ hybridization (“FISH”), a technique to detect chromosomal changes in cells using fluorescent-tagged DNA segments, or comparative genomic hybridization (“CGH”) techniques to measure the amount of a given genetic sequence in a cell. Our Ariol and SPOT systems, which collectively form the OncoPath product family, are used for cancer research and to assist in cancer diagnostics. The Ariol, launched in 2002, is a high-throughput system designed to automate and standardize the analysis of immunohistochemistry (“IHC”) and FISH test results. Applications include detection of micrometastatic cancer cells that may be found in bone marrow and other clinical samples, sentinel lymph node analysis, tissue microarray, microvessel density quantification (angiogenesis) and immunofluorescence. The SPOT, also launched in 2002, automatically detects and counts fluorescent-labeled DNA probe signals in cells. This system is designed for a range of applications, one of which is to assist in the detection of specific genetic abnormalities that identify which patients may respond to new molecularly targeted therapies. For example, it can be used to automate the analysis of a fluorescent DNA probe assay that may be a factor in the selection of patients with chronic myelogenous leukemia to receive Novartis’ Gleevec therapy. Another important application is for chromosome X and chromosome Y analysis in sex-mismatched bone marrow transplant patients. A comparison of the proportion of cells belonging to the bone marrow donor versus the recipient can be used to evaluate engraftment success.

We also market imaging systems designed for use in plant and animal genetic research programs.

Our customers include government and private clinical laboratories, research institutions, universities, biotech and pharmaceutical companies located in the U.S., Canada, Europe, Japan and other countries.

In 2003, we applied for clearances from the FDA for three applications for the Ariol system—HER-2/neu immunohistochemistry, estrogen receptor (ER) and progesterone receptor (PR). These three applications were cleared by the FDA in the first quarter of 2004.

Also in 2003, we entered into several significant collaboration agreements. One agreement was with the Wellcome Trust Sanger Institute, a leading genomics research center based in the United Kingdom, to be its sole imaging development partner in the Atlas of Gene Expression project. We have the exclusive worldwide commercial rights to sell the various Ariol applications developed under the agreement. We also formed a clinical research imaging collaboration with the University of Texas M. D. Anderson Cancer Center, through which our Ariol and SPOT systems are used by the cancer center’s clinical research laboratories in ongoing research programs to more precisely characterize gene and protein expression patterns in a wide range of cancers. Additionally, we entered into a clinical research imaging collaboration with the Department of Anatomic Pathology at The Cleveland Clinic Foundation, through which our Ariol system is being used in its pathology research programs.

In 2004 we introduced Ariol 2.0, which included an expanded suite of applications for the Ariol platform. In addition to panel-based IHC analysis and tissue or cellular rare event detection, applications now include microvessel density quantification (angiogenesis), ploidy), immunofluorescence, and tissue microarray. Ariol combines the ability to find targeted cancer cells using brightfield microscopy techniques, in which microscopes use white light to illuminate tissues and cells, with our decade-long experience in fluorescence microscopy imaging and analysis, in which narrow wavelengths of light are used to detect fluorescent tags that have been inserted into the cells or tissue sections being examined under a microscope. Taken together, these technologies allow pathologists using Ariol to analyze the proteins on or within a cell while simultaneously assessing which genes within that cell have been activated or expressed. Both protein and gene expression data are emerging as required parameters when assessing the precise nature of a given tumor or cancer cell. Gene and protein expression data are increasingly being used to select the most effective cancer therapies for individual patients.

Also in 2004 we formed a new wholly-owned subsidiary, CTC, Inc., to develop and commercialize a system for the detection, quantification and characterization of tumor cells in circulating blood. The system in development leverages Ariol’s well established rare cell detection capabilities.

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

Chromosomal analyses are also often performed for clinical and research purposes for the precise characterization of many different types of cancers. Cancer cells frequently demonstrate complex chromosomal abnormalities. The specific patterns of these chromosomal abnormalities may be associated with certain well-defined cancers. The chromosomal analysis of leukemias and lymphomas, for example, provides researchers with supplementary information useful in the staging or precise classification of the disease and may also provide useful indicators of patient prognosis. Similarly, advanced chromosomal analyses may allow a researcher to assess new disease in a patient to determine if it may be a recurrence of a previous cancer or an entirely different neoplasm.

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

Our current products sold into this market are:

The CytoVision System

The CytoVision system is a chromosome analysis system that integrates standard karyotyping capability (the capability of presenting a standard image of chromosomes) with advanced FISH imaging technologies, including color chromosome analysis techniques. The system’s computerized image capture and analysis capabilities incorporate pattern recognition and automated chromosome classification algorithms. The system provides automated karyotyping capabilities, a variety of user-defined image enhancement and report annotation features, and full screen display options. The DNA imaging capability of the CytoVision detects and analyzes signals from DNA probes that have been applied to cell nuclei. CytoVision systems enhance images of often-faint fluorescent DNA probes and provide the operator with a range of optimized analytical tools. The systems may also be upgraded to detect genetic amplifications and deletions in tumor cells utilizing a research technique known as Comparative Genomic Hybridization (CGH).

CytoVision ChromoScan System

The CytoVision ChromoScan is our most comprehensive system for automated chromosome analysis. The ChromoScan integrates many of the key features of our earlier products into one system capable of automated microscope slide scanning, advanced chromosome analysis and fluorescent image processing. The ChromoScan allows laboratories to automatically scan slides to locate specific cells for chromosome analysis or other genetic studies utilizing fluorescent DNA probes, thereby eliminating one of the most tedious and time-consuming aspects of cytogenetic analysis: that of manual slide scanning. The system accomplishes this in the background while simultaneously allowing the technologist to process and analyze images previously identified.

SPOT System

The SPOT genetic analysis system was introduced in 2002. The system is specifically designed to automatically detect and count fluorescent-labeled DNA probe signals in cells. It can be used in a range of applications, one of which is to assist in the detection of specific genetic abnormalities that identify which patients may respond to new molecularly targeted therapies. For example, the system is designed to automate the analysis of a fluorescent DNA probe assay that may be a factor in the selection of patients with chronic myelogenous leukemia to receive Novartis’ Gleevec therapy. Another important application is for chromosome X and chromosome Y analysis in sex-mismatched bone marrow transplant patients. A comparison of the proportion of cells belonging to the bone marrow donor versus the recipient can be used to evaluate engraftment success.

All the product modules in the CytoVision family are compatible with one another and can be easily integrated into a comprehensive network based system with common data management protocols.

PowerGene® System

Our PowerGene products are integrated chromosome analysis systems often used by the larger commercial clinical laboratories. With a powerful intuitive user interface that facilitates the training of cytogenetic technologists in a variety of settings, PowerGene systems take full advantage of the ease of use features associated with Apple Macintosh platforms. We acquired the PowerGene product line in July 2000 from International Remote Imaging Systems, Inc.

QUIPS System

Our QUIPS systems offer advanced FISH imaging tools to researchers. These systems were among the first to incorporate high sensitivity digital imaging capabilities along with the ability to analyze new DNA probe techniques such as M-FISH and pre-implantation cytogenetics. Also, based on the Apple Macintosh platform, QUIPS systems allow researchers who have developed techniques on Apple systems to continue their research with the most current hardware and software solutions for the Macintosh. We acquired the QUIPS product line in 1999 from Vysis, Inc.

Cancer Pathology: Testing

There are an increasing number of therapeutic products either being marketed or under development by the pharmaceutical industry that target specific abnormalities in genes or proteins found in cancer patients. Generally, these therapeutics require sophisticated diagnostic tests to determine which patients have a specific abnormality and would therefore be candidates for the therapy under consideration. This advance selection of patients is often required by the FDA before approval of a highly specific therapy. The necessary diagnostic tests are typically conducted on a tissue sample of the tumor and can utilize various staining techniques to detect a protein or gene of interest. These tests may require brightfield microscopy in order to interpret protein expression patterns or fluorescent microscopy to interpret DNA probe results. Interpretation and analysis of the tests can be conducted either manually through a microscope or with an instrument such as our Ariol system that automates the imaging and interpretation of pathology assays. The Ariol system provides the pathologist with the capability to automatically detect cells of interest in a tissue specimen and to precisely qualify the results of a wide range of tests.

The Ariol system offers a broad range of multiparametric analyses to aid pathologists in the interpretation of complex test results. For example, it can be used to assist pathologists and researchers in their review of key breast cancer tests. These include immunohistochemistry (IHC) breast cancer tests that examine the following biological factors:

•	HER-2/neu

•	Ki-67—cell proliferation marker

•	estrogen receptor (ER)—tumor hormone receptor marker

•	progesterone receptor (PR)—tumor hormone receptor marker

•	p53—tumor suppressor oncogene

•	AE1/AE3—pan-cytokeratin antibody

•	nuclear IHC markers

•	cytoplasmic IHC markers.

In 2003, we applied for clearances from the FDA for three IHC applications for the Ariol system—HER-2/neu IHC, estrogen receptor (ER) and progesterone receptor (PR). These three applications were cleared by the FDA in the first quarter of 2004.

The other IHC applications discussed above are released to clinical and research sites for research use, pending application to the FDA for full clearance of the applications for routine clinical use. With regard to these uncleared cancer pathology applications, we have developed, or are developing, data on these uses and other applications of the Ariol system in various studies. However, until we submit and obtain clearances from the FDA, we cannot make medical or diagnostic claims for these applications.

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

In 2004 we formed a new wholly-owned subsidiary, CTC, Inc., to develop and commercialize a system, including related testing reagents, for the detection, quantification and characterization of tumor cells in circulating blood. The system in development leverages Ariol’s well established rare cell detection capabilities. We are currently working on developing testing reagents in support of our efforts to develop and commercialized a product for this market.

Cancer Pathology: High Throughput Screening

In 2003, we entered into an agreement with the Wellcome Trust Sanger Institute, a leading genomics research center based in the United Kingdom, to be its sole imaging development partner in the Atlas of Gene Expression project. The goal of the Atlas of Gene Expression is to map human protein expression patterns at the cellular level. The majority of diseases, including cancers, involve an imbalance in protein expression. These can result from genomic abnormalities or from a variety of metabolic causes. The project will systematically map and compare protein expression in both normal and disease states, using recombinant antibodies to image and analyze tissue samples. The Atlas of Gene Expression may then be used to establish targets for diagnostic tests and therapies for various diseases. Under the agreement, we have undertaken the development of proprietary applications for high throughput analysis of tissue samples using our Ariol system. We have the exclusive worldwide commercial rights to sell the various Ariol applications developed under the agreement.

Plant and Animal Genetics

An active area of basic research and commercial product development is the advanced analysis of plant and animal genomes. Researchers apply chromosome analysis techniques to plants and animals that have wide variations in the makeup of their chromosome complements. The analysis of chromosomes from animal and plant species has proven valuable in the development and testing of genetic improvements to crops, in cancer studies using animal models and in different veterinary applications. This market is served by our proprietary Genus system. Genus was adapted from technology pioneered on our CytoVision systems. Genus incorporates flexible modules that allow researchers to customize the system, for studies of specific plant or animal species.

Sales, Marketing and Distribution

We currently sell our image analysis products to government and private clinical laboratories, hospital laboratories, research institutions, universities, biotech companies and pharmaceutical companies. In North America, we sell our products directly to end-users. In March 2005, we entered into an agreement with Clarient granting non-exclusive rights to sell our Ariol product to certain customers. As of March 15, 2005, the North American commercial organization consisted of 19 sales, service and application support specialists. Outside of North America, we sell our products either directly, through independent distributors, or through local agents who are remunerated on a commission basis. We manage our international sales and distribution activities from Applied Imaging International Ltd., a wholly owned subsidiary located in the United Kingdom. As of March 15, 2005, the international commercial organization consisted of 15 sales, service and application support professionals, based in the United Kingdom, France, Israel and Germany. Our primary distributors are located in Italy, Spain, China, Japan and South Korea. A partner of our primary distributor in Spain, Olympus Tecnicas, is also an investor in our company.

Because our products are technically sophisticated, we employ scientifically qualified and highly trained product specialists to support the sales staff in all major markets. Additionally, we offer an annual instrument maintenance program to our customers. Our marketing activities include product advertising and participation in trade shows and product seminars.

Sales by segment and geographic region are included in Footnote (11) in the Notes to the Consolidated Financial Statements.

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

Under current law, if we manufacture finished devices in the U.S., we will be required to comply with the FDA’s Quality System Regulation and the State of California’s current Good Manufacturing Practice (“GMP”) regulations. In addition, the FDA and/or the California authorities may inspect our manufacturing facilities on a regular basis to determine such compliance. Our facilities in Newcastle, England and San Jose, California have successfully completed periodic third-party audits that resulted in certification under ISO 13485 guidelines for medical device companies. Our ISO certification is specifically for the design, manufacture, installation and support of cancer and genetic testing equipment.

Research and Development

Our research and development efforts include various research, product development, clinical evaluation and testing, quality assurance, regulatory and process development activities. The current focus of our research and development efforts is the advancement of our suite of applications in clinical cytogenetics, continued enhancement of our OncoPath systems, including new applications and the development of the system and related testing reagents for the detection, quantification and characterization of circulating tumor cells in the blood of cancer patients. In March 2005, we entered into a cross- license agreement with Clarient for reciprocal non-exclusive licenses to brightfield technology.

We have obtained an exclusive option from StemCell Technologies, Inc. (“STI”) for a technology that may allow for the detection of circulating tumor cells in peripheral blood samples. The option from STI has an initial term of five years, beginning on July 2, 2001. We maintain exclusivity on the technology through minimum purchases. We are developing a consumable reagent kit that will be used to prepare a blood sample containing circulating tumor cells for analysis on the Ariol platform. We are also evaluating strategic relationships with partners that have the potential to accelerate time to market for the integrated circulating tumor cell system.

In 2003, we formed a Scientific Advisory Board to provide advice and direction in scientific research and product development for our OncoPath systems. The Board is comprised of academics and medical professionals representing a wide range of research and clinical interests in the field of cancer and pathology. As a result, we believe we have assembled a distinguished international membership with a deep understanding of clinical trends, which will be instrumental in identifying new applications for our OncoPath systems.

Also in 2003, we entered into an agreement with the Wellcome Trust Sanger Institute, a leading genomics research center based in the United Kingdom, to be its sole imaging development partner in the Atlas of Gene Expression project. The goal of the Atlas of Gene Expression is to map human protein expression patterns at the cellular level. The majority of diseases, including cancers, involve an imbalance in protein expression. These can result from genomic abnormalities or from a variety of metabolic causes. The project will systematically map and compare protein expression in both normal and disease states, using recombinant antibodies to image and analyze tissue samples. The Atlas of Gene Expression may then be used to establish targets for diagnostic tests and therapies for various diseases. Under the agreement, we have undertaken the development of proprietary applications for high throughput analysis of tissue samples using our Ariol system. We have the exclusive worldwide commercial rights to sell the various Ariol applications developed under the agreement.

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

Competition

The market for our cytogenetic products is highly competitive. We believe that our primary competitors in this market include Metasystems, Leica Microsystems and Applied Spectral Imaging. The principal competitive factors in this market are product features offered, ease of use, and clarity of output, customer service capabilities, price and installed base. We believe that we compete favorably with regard to these factors.

The market for the Ariol system in cancer pathology is relatively new and under development. Currently, our primary competitor in this market is Clarient, Inc. (formerly known as ChromaVision Medical Systems, Inc.). We believe Ariol’s ability to analyze both proteins and genes in cells distinguishes us from the competition.

The market for circulating tumor cells is new and under development. If we are able to develop and commercialize a product, our primary competitor in this market will be Immunicon Corporation although we expect other companies to enter this market as well.

Government Regulation

The testing, manufacturing, labeling, distribution, sales, and marketing of our products are subject to government regulation in the U.S. and in other countries. We believe that our future success will be significantly dependent upon commercial sales of our OncoPath systems, consisting of our Ariol and SPOT. These systems are currently used for a number of applications. Before we can promote these systems for specific applications in the U.S., we need to obtain FDA clearances. We have 510(k) clearance for our Ariol, CytoVision and PowerGene systems in the U.S. We also have obtained FDA clearance from the FDA to market the Ariol for in vitro diagnostic use as an aid to pathologists in the detection, classification, and counting of cells of interest based on particular color, intensity, size, pattern and shape.

In the U.S., our products are also subject to regulation in the State of California whose requirements in this area include registration with the state and compliance with state GMP regulations.

In March 2003, we received a warning letter from the FDA regarding our promotional material for specific applications on the Ariol system. The letter required us to modify our promotional practices for specific applications of the Ariol system until we obtain any required FDA clearances. We responded to the FDA’s letter and subsequently received a letter from the FDA, dated June 16, 2003, concluding that our response appeared to be adequate in order to ensure compliance with the Federal Food, Drug, and Cosmetic Act as it relates to marketing the Ariol system.

Before a new medical device can be introduced into the market, the manufacturer must obtain FDA clearance of a 510(k) or Premarket Approval (“PMA”), unless the device is exempt from the requirement of such clearance or approval. A 510(k) clearance will be granted if the submitted information establishes that the device is substantially equivalent to a legally marketed Class I or II medical device or to a legally marketed Class III device that does not itself require an approved PMA prior to marketing (“predicate device”). A 510(k) must contain information to support a claim of substantial equivalence, which may include laboratory test results or the results of clinical studies of the device in humans. The FDA is required to review 510(k) submissions within 90 days, but it can take from five to twelve months from the date of submission to obtain 510(k) clearance from the FDA; it may take longer and 510(k) clearance may never be obtained. The FDA may determine that a device is not “substantially equivalent” to a predicate device, or that additional information is needed before a substantial equivalence determination can be made.

In addition to domestic regulation of medical devices, our current products and the products we have under development are subject to corresponding regulations governing safety processes, manufacturing processes and quality in foreign jurisdictions in which we operate or such products are sold. Following the adoption of the In Vitro Diagnostic Medical Device Directive of October 27, 1998, the European Community and its member countries have imposed more substantial regulation on in vitro diagnostic devices and equipment-like medical devices, and such regulation may affect the Company’s current products and products under development.

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

Employees

As of March 15, 2005, we employed a total of 65 people, including 18 in research and development, 6 in manufacturing, 34 in sales, marketing and technical support and 7 in finance and administration. As of March 15, 2004, 39 of our employees were based in the U.S., 22 in the United Kingdom, 2 in France, 1 in Germany, and 1 in Israel. We are not subject to any collective bargaining agreements and we believe that our relationship with our employees is good.

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

In March 2005, we restated our consolidated financial statements for the years ended December 31, 2003 and 2002 and for the quarters ended March 31, 2004 and June 30, 2004 to reflect adjustments described below, to our previously reported financial information. The adjustments arose out of an investigation by our Audit Committee, as reported in our Form 8-K filed with the SEC on November 15, 2004. As a result of the then active investigation, we were unable to timely file the Form 10-Q for the quarter ended September 30, 2004 or to announce our financial results for that period.

As a result of the investigation, our Audit Committee determined that we had incorrectly recorded revenue on sales contracts that included commitments for as yet undeveloped software upgrade applications for which vendor specific objective evidence (“VSOE”) for the fair value had not yet been established. The Audit Committee further determined that we had incorrectly recorded revenue on certain sales contracts upon shipment rather than recording revenue when customer acceptance criteria had been met; and on certain other transactions where we had recorded revenue upon shipment of sales with participation by a third party financing company, but had not met all the revenue recognition criteria necessary to recognize revenue. In addition, the Audit Committee determined that we had incorrectly recorded revenue on certain transactions where additional revenue on extended warranty/post customer support (software maintenance and service) arrangements were inappropriately recognized resulting in incorrect revenue being recognized and/or deferred at the time of product shipment.

As part of the Audit Committee’s investigation, the Audit Committee evaluated the effectiveness of certain internal controls and procedures. The Audit Committee concluded that there existed material weaknesses in a number of areas in our system of internal controls and procedures as of the date of our initial filing of our December 31, 2003 Form 10-K. As a result of their evaluation, the Audit Committee has directed management to implement measures designed to reasonably ensure that information required to be disclosed in our periodic reports is complete, recorded, processed, summarized accurately and reported timely. While we have implemented most of these measures, we can not provide assurance that these additional measures, will be effective to reasonably ensure that information we are required to disclose in reports that we file with the SEC is recorded, processed, summarized accurately and reported within the time periods specified in Securities and Exchange Commission rules and forms. The effectiveness of our controls and procedures is limited by a variety of factors including:

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

We have failed to comply with the minimum $1.00 per share bid price requirement for continued listing on The Nasdaq SmallCap Market. The Nasdaq staff has notified us that our stock might be subject to delisting from the Nasdaq SmallCap Market if we fail to regain compliance with the minimum bid price requirement.

In order to regain compliance, we must evidence a closing bid price of $1.00 per share on or before May 20, 2005 and a closing bid price of at least $1.00 per share for a minimum of ten consecutive business days immediately thereafter.

While our board of directors has given approval to seek stockholder approval to implement a reverse stock split of one share for up to each existing four shares, our stockholders may not approve a reverse stock split. On April 13, 2005, we filed a definitive proxy statement requesting that our stockholders grant our Board of Directors authority to implement a reverse stock split of one share for up to four existing shares. Our share price post a reverse stock split may not trade above a $1.00 per share for ten consecutive trading days. Nasdaq has also conditioned a continued listing on our ability to timely file all our periodic reports for all reporting periods through December 31, 2005. While it is our intent to make timely filings of all periodic reports for all reporting periods ending on or before December 31, 2005, we may not complete our filings on a timely basis. If we are not able to comply with the conditions specified by the Nasdaq, our shares could be delisted from the Nasdaq SmallCap Market. Additionally, should our stockholders approve a reverse stock split, the reverse stock split may adversely impact our stock price.

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

We may have to raise additional funds in the near term to continue operations as currently conducted, or sell the Company. The terms of either transaction may not be favorable to our stockholders.

We believe that our current cash balances may not be sufficient to fund planned expenditures. This raises substantial doubt about our ability to continue as a going concern. During 2005, we may have to raise additional funds through the issuance of equity or debt securities, or a combination thereof, in the public or private markets in order to continue operations, or sell the company. Additional financing and merger opportunities may not be available, or if available, may not be on favorable terms. The availability of financing or merger opportunities will depend, in part, on market conditions, and the outlook for our company. Any future equity financing would result in substantial dilution to our stockholders. If we raise additional funds by issuing debt, we may be subject to limitations on our operations, through debt covenants or other restrictions. If adequate and acceptable financing is not available, we may have to delay development or commercialization of certain of our products or license to third parties the rights to commercialize certain of our products or technologies that we would otherwise seek to commercialize. We may also reduce our marketing, customer support or other resources devoted to our products. Any of these options could reduce our sales growth and result in continued net losses.

We are currently engaged in a tax dispute, the result of which could materially harm our operations.

In September 2004, the Inland Revenue, the UK taxing authority, notified us that it disputed the valuation we applied to our Cytogenetics technology that we transferred from our UK subsidiary to our US parent entity, a transaction which occurred in 2000, claiming that such valuation understated the fair value of the transferred assets. We originally valued the assets at £1.8 million ($3.5 million). The Inland Revenue has indicated that it believes the value of the assets should have been £4.0 million ($7.7 million), which would result in us owing tax of approximately £585,000 ($1.1 million). We plan to have further discussions with the Inland Revenue to support our original valuation of the transferred assets. A final adverse determination would result in us having to pay additional tax, interest and penalties, which could significantly harm our operations.

We have a history of operating losses and may never achieve profitability.

We have not been profitable on a fiscal year basis since our inception in 1986. We incurred net losses of $3.3 million and $2.8 million in 2004 and 2003, respectively. As of December 31, 2004, we had an accumulated deficit of $49.3 million. We will continue to incur significant costs as we continue our efforts to develop and market our current systems and related applications. If we do achieve profitability in any period, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

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

•	demand for our products,

•	seasonality of our sales,

•	one time accounting, tax, consulting and other professional fees including costs associated with our recent restatement and going forward, costs associated with Sarbanes-Oxley Section 404 assessment,

•	new product introductions by us or our competitors, and the costs and time required for a transition to the new products,

•	delays in the timing of introduction of new products, systems or applications due to longer research and development cycles than anticipated,

•	changes in the amount of reimbursement to our customers by insurance companies and other third parties for tests conducted on our systems,

•	timing of orders and shipments for capital equipment sales,

•	our mix of sales between our distributors and our direct sales force,

•	competition, including pricing pressures,

•	timing and amount of research and development expenses, including clinical and pre-clinical trial-related expenditures,

•	foreign currency fluctuations, and

•	delays between our incurrence of expenses to develop new products, including expenses related to marketing and service capabilities, and the timing of sales and payments received for the new products.

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

We have expended and will continue to expend substantial amounts of money for research and development, preclinical testing, clinical investigations, working capital needs and manufacturing and marketing of our products. Our future research and development efforts, in particular, are expected to include development of additional applications for our current cytogenetic and OncoPath™ systems, as well as a system to detect circulating tumor cells which will likely require additional funds.

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

Intellectual property litigation, can be costly, lead to payment of substantial damages or royalties and/or prevent us from manufacturing and selling our current and future products.

The medical diagnostic equipment industry, in general, is extremely competitive. Litigation among the participants regarding patent and other intellectual property rights is common. For example, in February 2004, we were sued by Clarient, Inc. (formerly ChromaVision Medical Systems). The lawsuit claimed that our Ariol system infringed on three Clarient patents. Clarient sought damages, as well as an injunction barring us from, among other things, making, using, or selling any device in the United States that used Clarient’s patents-in-suit. The case settled in March 2005. Whether or not intellectual property infringement claims have merit, they are time consuming and expensive to litigate and divert the attention of technical and management personnel from other work. We may be involved in other litigation to defend against claims of infringement, to enforce our patent rights or to protect our trade secrets. If any other party’s claims are upheld in any litigation or administrative proceeding, we could be prevented from exploiting the subject matter of those claims or forced to obtain licenses from the patent owners or to redesign our products or processes to avoid infringement. In the event of any infringement by us, we cannot assure you that we will be able to successfully redesign our products or processes to avoid infringement. Accordingly, an adverse determination in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent us from manufacturing and selling our products and could require us to pay substantial damages and/or royalties and/or prevent us from manufacturing and selling our current and future products.

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

Our products have been classified in Europe as in vitro diagnostic devices (“IVDs”), which are regulated under a different standard than medical devices. As such, our products are subject to the requirements of the In Vitro Diagnostic Medical Device Directive (IVDD). An IVD is defined as a device which is a reagent, reagent product, kit, instrument, equipment or system, whether used alone or in combination, intended by the manufacturer to be used in vitro for the examination of samples derived from the human body with a view to providing information on a physiological state, state of health or disease, or congenital abnormality. IVDs are specifically excluded from the provisions of the Medical Device Directive (“MDD”), although IVDs are subject to equally stringent but different controls under the IVDD and other directives. If it is determined that our products are marketed as or intended to be issued as equipment that can produce therapeutic effects or alleviate the symptoms of any disability, injury or illness, the equipment may then fall within the scope of the MDD and product registration and appropriate documentation, including possible clinical trials would be required prior to commercialization. That same medical equipment, if also intended and promoted by us for use in the examination of samples derived from the human body with a view to providing information on a physiological state, state of health or disease, or congenital, abnormality, would also be regulated under the IVDD, requiring performance data, including where appropriate, analytical sensitivity, diagnostic sensitivity, analytical specificity, diagnostic specificity, accuracy, repeatability and reproducibility.

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

We depend on distributors to sell our products outside of North America. Sales through our distributors may be lower than direct sales efforts.

We rely substantially on independent distributors and sales agents to market and sell our products outside of North America. We cannot assure you that distributors and agents will devote adequate resources to support sales of our products.

Our international sales and operations are a significant portion of our business. Changes in international markets and currency fluctuations could lead to a decline in our revenues or result in continued net losses.

We have significant international operations based in the United Kingdom. As of March 15, 2005, approximately 26 employees, constituting approximately 40% of the total number of our employees, were based outside of the United States. We generate a substantial portion of our revenues from outside of the United States. In 2004 and 2003, we derived approximately 45% and 46% of our total revenues, respectively, from our customers and distributors outside of North America. We expect that international sales will continue to account for a significant portion of our revenues.

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

Our future success depends in significant part upon the continued service of key scientific, technical and management personnel, and our continuing ability to attract and retain highlythem. Competition for these personnel is intense and we cannot assure you that we can retain our key scientific, technical and managerial personnel or that we can attract or retain other highly qualified scientific, technical and managerial personnel in the future. Our key employees include Robin Stracey, our President and Chief Executive Officer, Terence Griffin, our Chief Financial Officer, Padraig O’Kelly, our Corporate Vice President, Product Development & Manufacturing, and Diane Oates, our Corporate Vice President-Regulatory, Quality and Clinical Affairs.

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

A small number of our stockholders, together with our officers and directors have substantial control over our stock and could delay or prevent a change in corporate control.

Four of our stockholders who are institutions beneficially own over 40% of our outstanding common stock. Officers and directors as a group beneficially own 12% of our stock. These stockholders will, to the extent they act together, have the ability to exert significant influence and control over matters requiring the approval of our stockholders. Their interests may be different from yours. Matters that typically require stockholder approval include: (i) election of directors; (ii) approval of a merger or consolidation; and (iii) approval of a sale of all or substantially all of our assets. Accordingly, you may not be able to influence any action we take or consider taking, even if it requires a stockholder vote.

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

The market prices for securities, generally, and for medical diagnostic instrument companies, in particular, including our common stock, have historically been highly volatile. Investment in our common stock is risky, and you could lose all or part of your investment. Many factors could cause the market price of our stock to fluctuate, perhaps substantially, including the announcement of:

•	an Audit Committee investigation,

•	delisting of our securities from the Nasdaq SmallCap market,

•	our need to seek additional funding in the near future to maintain our operations as planned,

•	material weakness in our internal controls or procedures,

•	technological innovations or new products,

•	developments concerning proprietary rights, including patents and litigation matters,

•	publicity regarding actual or potential results with respect to products under development,

•	regulatory developments in the United States or other countries,

•	changes or potential changes in reimbursement rates to our customers,

•	developments in relationships with partners or distributors,

•	public concern as to the safety of new technologies, or

•	changes in financial estimates by securities analysts or our failure to meet those estimates,

In addition, changes in our operating results may cause the market price of our common stock to fluctuate.

Any future sale of a substantial number of shares eligible for resale could depress the trading price of our stock, lower our value and make it more difficult for us to raise capital.

According to Forms 4, 13D and 13G filed by our stockholders, approximately 4,909,425, shares of our common stock and warrants (representing approximately 25.1% of the total shares outstanding) are held by affiliates and are therefore subject to volume limitations pursuant to Rule 144. In the event any of such stockholders ceases to be an affiliate (for example, by holding less than 10% of the shares outstanding), (i) certain of the shares held by such stockholder will be eligible for immediate resale in the public market and (ii) pursuant to Rule 144(k), certain of such shares will no longer be subject to the manner of sale and volume limitations of Rule 144 and will be eligible for resale in the public market after 90 days from the date such stockholder ceases to be an affiliate. Any sale of a substantial number of shares may have the effect of depressing the trading price of our common stock. In addition, these sales could lower our value and make it more difficult for us to raise capital.

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

Our corporate headquarters are located in an approximately 24,095 square foot facility in San Jose, California, under a lease, which terminates on June 30, 2009. We have the right to extend the lease in San Jose for an additional five years. In the United Kingdom, we lease an approximately 10,000 square foot facility in Newcastle under a lease that terminates on July 2, 2008. We also lease approximately 4,400 square feet in League City, Texas that we are in the process of closing. This lease expires on October 31, 2006. We have not been able to fully sub-lease our League City, Texas office.

ITEM 3.	LEGAL PROCEEDINGS

In February 2004, the Company was sued by Clarient, Inc. The lawsuit claimed that the Company’s Ariol system infringed on three Clarient patents. Clarient sought damages, as well as an injunction barring the Company from, among other things, making, using, or selling any device in the United States that used Clarient’s patents-in-suit. The case settled in March 2005. Under terms of the settlement, the two companies have granted each other non-exclusive, worldwide licenses allowing for use of their respective brightfield and fluorescent microscopy patent portfolios for pathology applications. Also, as part of the settlement, Clarient will assume non-exclusive distribution rights to our Ariol, pathology workstation for select applications in drug discovery and development.

We are not a party to any other material legal proceedings.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock has traded on Nasdaq SmallCap Market since February 4, 2003 and had previously traded on The Nasdaq National Market under the symbol “AICX.” The following table sets forth the range of the high and low sale prices by quarter as reported on the Nasdaq Market for the periods indicated.

	High	Low
2004
First Quarter	$3.50	$1.32
Second Quarter	1.75	0.86
Third Quarter	1.05	.44
Fourth Quarter	.87	.36
2003
First Quarter	2.28	0.80
Second Quarter	1.95	0.86
Third Quarter	1.68	1.10
Fourth Quarter	1.60	1.19

As of March 21, 2005, the number of common stockholders of record was 118, and the number of beneficial stockholders exceeded 3,600. We intend to retain any earnings for use in our business and have not in the past, nor do we anticipate paying in the foreseeable future any cash dividends.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The following tables set forth the selected consolidated financial data for each of the years in the five-year period ended December 31, 2004. The selected consolidated financial data is qualified in its entirety and should be read in conjunction with our consolidated financial statements as of December 31, 2004 and notes thereto set forth on pages 34 to 52 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Form 10-K.

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(In thousands, except per share data)
			(Unaudited)
Consolidated Statement of Operations Data:
Revenues:
Product sales	$15,204	$13,095	$15,288	$13,704	$13,037
Software maintenance, service and grant revenues	5,436	5,864	5,360	4,583	3,652

Total revenues	20,640	18,959	20,648	18,287	16,689
Cost of revenues	8,394	8,265	8,126	7,669	7,564

Gross profit	12,246	10,694	12,522	10,618	9,125

Operating expenses:
Research and development	3,707	3,689	3,416	3,900	3,525
Sales and marketing	6,644	7,268	7,191	7,457	6,409
General and administrative	5,119	2,539	2,567	2,662	2,964
Amortization of goodwill	—	—	—	306	280
Restructuring costs	—	—	220	—	—

Total operating expenses	15,470	13,496	13,394	14,325	13,178

Operating loss	(3,224)	(2,802)	(872)	(3,707)	(4,053)
Other income (expense), net …	(79)	6	(64)	(18)	(140)

Net loss	$(3,303)	$(2,796)	$(936)	$(3,725)	$(4,193)

Net loss per share—basic and diluted	$(0.18)	$(0.18)	$(0.06)	$(0.25)	$(0.31)

Shares used to calculate basic and diluted net loss per share	18,193	15,944	15,817	15,191	13,594

	December 31,
	2004	2003	2002	2001	2000
	(In thousands, except per share data)
			(Unaudited)
Balance Sheet Data:
Cash and cash equivalents	$3,927	$2,047	$2,897	$3,190	$5,345
Restricted cash	193	178	156	245	1,667
Working capital	603	340	2,554	2,514	6,505
Total assets	14,032	13,888	15,778	13,877	19,442
Bank debt, non-current	—	—	—	—	500
Deferred revenue, non-current	1,453	801	412	396	672
Capital lease obligation, non-current	—	—	—	—	9
Accumulated deficit	(49,293)	(45,990)	(43,194)	(42,258)	(38,533)
Total stockholders’ equity	3,436	2,866	5,606	5,539	9,156

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

The Company was incorporated in California in July 1986, and reincorporated in Delaware in October 1996. In November 1996, we completed an initial public offering of common stock that was listed on the Nasdaq National Market under the symbol AICX. On February 4, 2003, the listing of our common stock was transferred to the Nasdaq SmallCap Market. We are headquartered in San Jose, California, and have additional facilities in the United Kingdom. We are the leading supplier of automated image capture and analysis systems for the detection and characterization of chromosomes and molecular markers in genetics and cancer laboratories. Our products include systems for fluorescent and brightfield microscopy, including the Ariol, and CytoVision product families. We sell our products globally through a direct sales force, third-party distributors and independent agents or representatives. We employ approximately 65 people worldwide.

We have an installed over 3,000 instruments in over 1,000 laboratories in more than 60 countries.

We develop, manufacture, and market automated image capture and analysis systems for use in cytogenetic laboratories for prenatal testing and chromosomal analysis, and in pathology laboratories for cancer research and diagnostics. Our CytoVision, PowerGene and QUIPS systems are widely utilized in cytogenetics laboratories because of their ability to analyze human chromosome preparations using powerful software classification algorithms and a specialized user interface. These systems also incorporate the capability to analyze and record images produced by advanced genetic research assays that employ fluorescent in situ hybridization (“FISH”), a technique to detect chromosomal changes in cells using fluorescent-tagged DNA segments, or comparative genomic hybridization (“CGH”) techniques to measure the amount of a given genetic sequence in a cell. Our Ariol and SPOT systems, which collectively form the OncoPath product family, are used for cancer research and to assist in cancer diagnostics. The Ariol, launched in 2002, is a high-throughput system designed to automate and standardize the analysis of immunohistochemistry (“IHC”) and FISH test results. The system is also designed to detect micrometastatic cancer cells that may be found in bone marrow and other clinical samples. The SPOT, also launched in 2002, automatically detects and counts fluorescent-labeled DNA probe signals in cells. This system is designed for a range of applications, one of which is to assist in the detection of specific genetic abnormalities that identify which patients may respond to new molecularly targeted therapies. For example, it can be used to automate the analysis of a fluorescent DNA probe assay that may be a factor in the selection of patients with chronic myelogenous leukemia to receive Novartis’ Gleevec therapy. We also market imaging systems designed for use in plant and animal genetic research programs.

Our customers include government and private clinical laboratories, research institutions, universities, biotech and pharmaceutical companies located in the United States Canada, Europe, Japan and other countries.

In 2003, we applied for clearances from the FDA for three applications for the Ariol system—HER-2/neu immunohistochemistry, estrogen receptor (ER) and progesterone receptor (PR). These three applications were cleared by the FDA in the first quarter of 2004.

Also in 2003, we entered into several significant collaboration agreements. One agreement was with the Wellcome Trust Sanger Institute, a leading genomics research center based in the United Kingdom, to be its sole imaging development partner in the Atlas of Gene Expression project. We have the exclusive worldwide commercial rights to sell the various Ariol applications developed under the agreement. We also formed a clinical research imaging collaboration with the University of Texas M. D. Anderson Cancer Center, through which our Ariol and systems are used by the cancer center’s clinical research laboratories in ongoing research programs to more precisely characterize gene and protein expression patterns in a wide range of cancers. Additionally, we entered into a clinical research imaging collaboration with the Department of Anatomic Pathology at The Cleveland Clinic Foundation, through which our Ariol system is being used in its pathology research programs to more precisely characterize gene and protein expression patterns in a wide range of cancers.

In 2004 we introduced Ariol 2.0, which includes an expanded suite of applications for the Ariol platform. In addition to panel-based IHC analysis and tissue or cellular rare event detection, applications now include microvessel density quantification (angiogenesis), ploidy (definition), immunofluorescence, and tissue microarray. Ariol combines the ability to find targeted cancer cells using brightfield microscopy techniques, in which microscopes use white light to illuminate tissues and cells, with our decade-long experience in fluorescence microscopy imaging and analysis, in which narrow wavelengths of light are used to detect fluorescent tags that have been inserted into the cells or tissue sections being examined under a microscope. Taken together, these technologies allow pathologists using Ariol to analyze the proteins on or within a cell while simultaneously assessing which genes within that cell have been activated or expressed. Both protein and gene expression data are emerging as required parameters when assessing the precise nature of a given tumor or cancer cell. Gene and protein expression data are increasingly being used to select the most effective cancer therapies for individual patients.

Also in 2004 we formed a new wholly-owned subsidiary, CTC, Inc., to develop and commercialize a system for the detection, quantification and characterization of tumor cells in circulating blood. The system in development leverages Ariol’s well established rare cell detection capabilities.

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

Results of Operations

Fiscal Years Ended 2004 and 2003

Revenues.    Revenues include sales of systems, software maintenance, service contract and grant revenues. Revenues increased to $20.6 million for the fiscal year 2004 from $19.0 million for the fiscal year 2003, an increase of 9%. The increase was due primarily to $1.0 million increase in sales of our Ariol system, including the recognition of revenue on sales of Ariol systems in 2004 that related to sales contracts entered into in 2003 for which revenue was deferred because the terms of the sales contract had not been completely fulfilled. Principally, the deferral from 2003 was made because certain as not yet developed software applications were not delivered to customers until 2004. The increase in Ariol sales was offset by lower sales of our older generation products. We expect that our OncoPath systems of which include the Ariol system may be the primary driver of our future sales growth, 2004. For fiscal year 2004 and fiscal year 2003 revenues derived outside of North America were approximately 45% and 46% of total revenues, respectively.

Sales of systems were $15.2 million in 2004, an increase of 16% from $13.1 million in 2003, as previously discussed this was primarily due to an increase in sales of our Ariol systems in 2004 as compared to 2003.

Software maintenance, service contract and grant revenues decreased by 7% to $5.4 million in 2004 from $5.9 million in 2003. The decrease is primarily due to reduced grant revenues in 2004 as compared to 2003.

Grant revenues fluctuate based on the completion of program milestones, with revenues being recognized as the work is performed. Grant revenues were $127,000 and $481,000 for 2004 and 2003, respectively.

Cost of Revenues.    Cost of revenues includes direct material and labor costs, manufacturing overhead, warranty-related expenses and post-warranty service and application support expenses. Cost of revenues as a percentage of revenues was 41% in the fiscal year 2004 compared to 44% in the fiscal year 2003. The lower costs as a percent of revenues in 2004 as compared to 2003 are due primarily to favorable pricing in 2004 on our CytoVision products as well as favorable pricing on our Ariol products. In 2003, we sold a number of Ariol systems at a discount for market development purposes. Cost of system revenues increased to $6.2 million in 2004 as compared to $5.9 million in 2003 and as a percentage of system revenues decreased from 45% in 2003 to 41% in 2004. Cost of system revenue as a percent of product revenue declined in 2004 as compared to 2003 due primarily to the sale of a number of our Ariol systems during 2003 at a lower gross margin percent for market development purposes. Cost of service contract, software maintenance and grant revenues decreased from $2.3 million in 2003 to $2.2 million in 2004 and as a percentage of software maintenance, service contract and grant revenues remained constant at 40% in 2004 as compared to 2003. Grant revenues did not have a significant impact on cost of revenues in either 2004 or 2003.

Research and Development Expenses.    Research and development (R&D) expenses remained constant at $3.7 million in 2004 as compared to 2003. R & D expenses were 18% of revenues in 2004 as compared to 19% in 2003. Our research and development expenses during 2004 and 2003 were primarily related to ongoing investments in our CytoVision and OncoPath product families. With the completion of our Ariol 2.0 product release in 2004, we expect the investment in our OncoPath product family to decrease in 2005 as compared to 2004. While we made some investment in our circulating tumor cell program in 2004 and 2003, including investments in our Ariol product in support of this program, we expect to increase our investment in this development program in 2005.

Sales and Marketing Expenses.    Sales and marketing expenses decreased to $6.6 million in 2004 from $7.3 million in 2003, or by 9%. Sales and marketing expenses were 32% of revenues in 2004 as compared to 38% in 2003. Sales and marketing expenses declined in 2004 as compared to 2003 primarily as a result of reduced agent commissions, recruitment costs and travel costs. We expect our sales and marketing expenses to decline in 2005 as compared to 2004 as we reorganized our commercial and marketing organization in January 2005 resulting in reduced headcount. We also expect to reduce outlays for marketing programs in 2005.

General and Administrative Expenses.    General and administrative expenses increased significantly in 2004 to $5.1 million from $2.5 million in 2003, an increase of 102%. As a percentage of revenues, general and administrative costs were 25% in 2004 compared to 13% in 2003. In 2004, we incurred additional costs associated with the restatement of our prior financial statements of approximately $854,000, costs associated with patent litigation of approximately $427,000 and approximately $349,000 in incremental personnel costs and $128,000 in other consulting fees. General and administrative expenses are expected to decline in 2005 as we do not expect to incur any additional costs related to the restatement of our prior financial statements and we expect to incur only limited costs associated with patent litigation as the patent litigation was resolved in March 2005. The Company may incur some expenses in the later half fiscal year 2005 related to Sarbanes-Oxley requirements for compliance in fiscal year 2006.

Other Income (Expense), Net.    We had other expense of $79,000 in 2004 as compared to other income of $6,000 in 2003.

Fiscal Years Ended 2003 and 2002

Revenues.    Revenues include sales of systems, software maintenance, service contract and grant revenues. Revenues decreased to $19.0 million for the fiscal year 2003 from $20.6 million for the fiscal year 2002, a decrease of 8%. This reflected a revenue decrease of 21% in North America and an increase of 13% in the rest of the world. The decrease in revenues in North America was due primarily to slower than projected conversion of customers using older generation systems to our newest CytoVision systems. The growth experienced in the rest of the world was due primarily to growth in our OncoPath products. For fiscal year 2003 and fiscal year 2002 revenues derived outside of North America were approximately 46% and 38% of total revenues, respectively, reflecting the sales growth in the rest of the world during 2003 and the decreased in the North American sales previously discussed.

Sales of systems were $13.1 million as in 2003, a decrease of 14% from $15.3 million as in 2002, primarily due to the sales decrease in North American markets discussed previously.

Software maintenance, service contract and grant revenues increased by 9% to $5.9 million, as in fiscal year 2003 from $5.4 million as in fiscal year 2002, primarily due to grant proceeds of $309,000 in 2003 compared to zero in 2002. Grant revenues fluctuate based on the completion of program milestones, with revenues being recognized as the work is performed.

Cost of Revenues.    Cost of revenues includes direct material and labor costs, manufacturing overhead, warranty-related expenses and post-warranty service and application support expenses. Cost of revenues as a percentage of revenues was 44% in the fiscal year 2003 compared to 39% in the fiscal year 2002. The higher costs as a percent of revenues are due primarily to the sale of a number of our Ariol systems during 2003 at a lower gross margin percent for market development purposes. Cost of system revenues were $6.1 million in 2002 as compared to $5.9 million in 2003 and as a percentage of system revenues increased from 40% in 2002 to 45% in 2003 due primarily to the sale of a number of our Ariol systems during 2003 at a lower gross margin percent for market development purposes. Cost of service contract, software maintenance and grant revenues increased from $2.1 million in 2002 to $2.3 million in 2003 (or by 13%) and as a percentage of software maintenance, service contract and grant revenues from 39% in 2002 to 40% in 2003, due primarily to the unfavorable effect of translating United Kingdom service and support expenses from local currency to the U.S. dollar and higher personnel related expenses in the U.S.. Grant revenues did not have a significant impact on cost of revenues in either 2003 or 2002.

Research and Development Expenses.    Research and development (R&D) expenses increased from $3.4 million in 2002 to $3.7 million in 2003, or by 8% due primarily to the unfavorable impact of the weakening of the U.S. dollar on our U.K. based R&D expense and $60,000 in costs associated with hiring additional research staff. R&D costs were 19% of total revenues in 2003 compared to 17% of total revenues in 2002.

Sales and Marketing Expenses.    Sales and marketing expenses increased to $7.3 million in 2003 from $7.2 million in 2002, or by 1%. The slight increase in sales and marketing expenses in 2003 was due primarily to the unfavorable impact of the weakening of the U.S. dollar on our U.K. based sales and marketing expenses, and increased marketing expenses that were offset by reduced personnel expenses in the U.S. Sales and marketing expenses as a percentage of total revenues were 38% in 2003 and 35% in 2002, reflecting the decrease in revenues discussed earlier.

General and Administrative Expenses.    General and administrative expenses decreased to $2.5 million in 2003 from $2.6 million in 2002, a decrease of 1%. As a percentage of revenue, general and administrative costs were 13% of total revenues in 2003 compared to 12% of total revenues in 2002, reflecting the decrease in revenues discussed earlier.

Restructuring Costs.    Restructuring costs amounted to $220,000 in 2002 with no such costs in 2003. In January 2002, we instituted a series of actions to rationalize our operations to provide a lower operating cost while increasing efficiencies. We decided to close our League City, Texas office and consolidated our manufacturing and engineering facilities. We recorded a restructuring charge of $220,000 in 2002 that was due to the costs of terminating 12 employees and closing the League City, Texas office.

Other Income (Expense), Net.    The increase in other income (expense) from an expense of $64,000 in 2002 to an income of $6,000 in 2003 was due primarily to an increase of $64,000 of foreign currency gains incurred in the translation of various balance sheet items from foreign currencies into U.S. dollars from gains of $27,000 in 2002 to $91,000 in 2003.

Liquidity and Capital Resources

We have funded our operations and capital investments primarily from bank and other loans, and proceeds from the sale of our common stock. As of December 31, 2004, we had cash and cash equivalents on hand of $3.9 million and working capital of $603,000. We intend to finance our operations primarily through our cash and cash equivalents, future financing and future revenues. Although we recognize the need to raise funds in the near future, there can be no assurance that we will be successful in consummating any such transaction, or, if we do consummate such a transaction, that the terms and conditions of such financing will be favorable to us. We believe that our current cash balances may not be sufficient to fund planned expenditures. This raises substantial doubt about our ability to continue as a going concern. Even if we can raise funds, they may not be at a level that will allow for the continuance of operations as currently conducted or as currently proposed to be conducted (see note 1 to the consolidated financial statements).

Fiscal 2004 Compared With Fiscal 2003

As of December 31, 2004, we had cash and cash equivalents of $3.9 million compared to $2.0 million at December 31, 2003. We maintain our cash equivalents primarily in securities with maturities of 90 days or less. Restricted cash, which collateralizes various credit card and bank guarantees in the United Kingdom, amounted to $193,000 at December 31, 2004 compared to $178,000 at December 31, 2003. The increase in cash and cash equivalents in 2004 was due primarily to the net proceeds from the issuance of common stock of $3.9 million, an increase in accrued expenses of $972,000 and the reduction of trade receivables by $2.0 million offset by net loss of $3.3 million and a reduction in deferred revenue of $1.8 million. Working capital amounted to $603,000 at December 31, 2004, as compared to $340,000 at December 31, 2003.

Cash used in operations for the year ended December 31, 2004 was $602,000 compared to $26,000 in 2003. Cash used in operations in 2004 included a net loss of $3.3 million and a reduction of deferred revenue of $1.8 million while cash provided in operations in 2004 included a reduction of trade receivables of $2.0 million, and an increase in accrued expenses of $972,000 as well as an increase in deferred rent of $673,000. Cash used in operations in 2003 included a net loss of $2.8 million and a reduction in accounts payable of $881,000 offset by an increase in deferred revenue of $1.8 million and a reduction in trade receivables of $1.0 million.

Accounts receivable as a percent of fourth quarter sales were 71% and 119%, respectively, in 2004 and 2003. This relationship between year-end receivables and last quarter sales is primarily due to the fact that most of our sales occur late in the quarter as is typical of capital equipment businesses. Although our payment terms are net 30 days, some of our customers, specifically government, university, Japanese, Chinese and European customers tend to take longer to pay their receivable balances. We do not experience significant collection issues with our accounts, but many of our customers take longer than the stated 30-day payment period. At December 31, 2004 approximately 19% of our receivables were outstanding for greater than 90 days and at December 31, 2003 approximately 19% were older than 90 days.

Cash used in investing activities was $1.2 million in 2004 compared to $411,000 in 2003. Cash used in investing activities in 2004 related primarily to investments of approximately $349,000 in leasehold improvements in the new headquarters facility we moved to in 2004.

Cash provided by financing was $3.7 million in 2004 while cash used in financing was $413,000 in 2003. We completed a private placement of common stock in 2004 that provided net proceeds of $3.9 million while net borrowings were reduced in 2003 by $447,000.

In April 2005, our loan agreement with SVB was amended to set the minimum net worth covenant commencing April 2005 to $1,000 at the end of each month plus 70% of all consideration received from and after March 2005 for equity securities and subordinated debt and 50% of any quarterly profits in the current quarter. As part of the April 2005 amendment to the loan agreement, the minimum tangible net worth requirement for March 2005 was waived.

Fiscal 2003 Compared With Fiscal 2002

Cash used in operations for the year ended December 31, 2003 was $26,000 compared to $1.1 million 2002. The $1.0 million decrease in cash used in operations was due to decreased requirements for accounts receivables of $2.6 million (a decrease of $1.0 million in 2003 versus an increase of $1.6 million, as in 2002) and for inventories of $1.3 million (a decrease of $578,000 in 2003 versus an increase of $706,000 in 2002), reflecting decreased sales and a focus on controlling both items in 2003. These were partially offset by a $1.9 million increase in the operating loss for the year, discussed above, and a $1.5 million decrease in accounts payable (a decrease of $881,000 in 2003 compared to an increase of $614,000 in 2002). The increase in deferred revenue is due primarily to sales contracts that were deferred to 2004 for revenue recognition purposes pending the establishment of VSOE of fair value for certain applications that were included in the sales and that were under development at the end of the year.

Accounts receivable as a percent of fourth quarter sales were 119% as in 2003. This relationship between year-end receivables and last quarter sales is primarily due to the fact that most of our sales occur late in the quarter as is typical of capital equipment businesses. Although our payment terms are net 30 days, our customers, specifically government, university, Japanese, Chinese and European customers tend to take longer to pay their receivable balances. We do not experience significant collection issues with our accounts, but many of our customers take longer than the stated 30-day payment period. At December 31, 2003, approximately 19% of receivables were outstanding for greater than 90 days and at December 31, 2002, approximately 33% were older than 90 days.

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

Funding and Commitments

On April 13, 2004, we completed a private placement of 3.1 million shares of common stock and warrants to purchase 620,000 additional shares of common stock for an aggregate purchase price of $4.25 million. We received approximately $3.9 million net after expenses associated with the placement. Each warrant is exercisable for one share of common stock at an exercise price of $1.70 per share, from six months following the closing date of April 13, 2004 until October 13, 2009. All of the warrants remain outstanding as of December 31, 2004.

On January 31, 2002, we completed a private placement of 571,500 shares of our common stock to an institutional investor (purchasing for three separate funds) at a purchase price of $1.75 per share. Additional shares may be issuable to the investors under provisions contained in the Stock Purchase Agreement between the investors and us, which we filed with the Securities & Exchange Commission on Form S-3 on October 3, 2002, as amended. On July 29, 2002, each investor received a warrant exercisable for the number of shares of our common stock equal to the number of shares of common stock purchased by that investor in the January 31, 2002 financing. A total of 571,500 warrants were issued. The warrants are exercisable for four years from July 29, 2002 at a price of $2.25 per share. All of the warrants remain outstanding as of December 31, 2004.

We have a loan agreement with Silicon Valley Bank which provides for borrowing capability of up to $3.5 million based on the level of certain of our North American accounts receivable. We were not in compliance with the covenant requiring us to maintain $2.2 million in tangible net worth as of December 31, 2003 and we subsequently obtained a waiver for this covenant. The waiver required the Company to maintain minimum levels of tangible net worth through the end of the agreement. We were not in compliance with the covenant requiring us to maintain $2.6 million in tangible net worth as of December 31, 2004 and we subsequently obtained a waiver for this covenant. In February 2005, the loan agreement was amended to extend the term of the loan for an additional two years through March 2007 and to set the minimum net worth covenant to $1.0 million at the end of each fiscal quarter.

At December 31, 2004 we had used $1,531,000 of the facility with $204,000 available but not used. The interest rate on the facility was 7.25% at December 31, 2004, computed as the SVB prime rate plus 2 percent. The loan is collateralized by substantially all of the assets of the U.S. Corporation and requires maintenance of a minimum level of tangible net worth. Other loan covenants include the need to maintain insurance on our property, monthly reporting to SVB, the need to obtain SVB approval for any extraordinary action and a limitation on the U.S. Corporation’s ability to transfer more than $600,000 to a subsidiary.

In April 2005, our loan agreement with SVB was amended to set the minimum net worth covenant commencing April 2005 to $1,000 at the end of each month plus 70% of all consideration received from and after March 2005 for equity securities and subordinated debt and 50% of any quarterly profits in the current quarter. As part of the April 2005 amendment to the loan agreement, the minimum tangible net worth requirement for March 2005 was waived.

In the U.K., the Company collateralizes various credit card and bank guarantees (used for customs clearance purposes) with cash deposits at an international bank amounting to £100,000 ($193,000) at December 31, 2004.

Capital expenditures

Capital expenditures have been generally comprised of purchases of computer hardware, software, server equipment furniture and fixtures and leasehold improvements.

Contractual Obligations.    The following table presents certain payments due under contractual obligations with minimum firm commitments as of December 31, 2004 (in thousands), excluding open orders for purchases to support normal operations:

	Payments due by period (in thousands)
	Total	Due in 2005	Due in 2006	Due in 2007	Due in 2008	Due in 2009	Due in 2010 and thereafter
Bank loan(1)	$1,531	$1,531	$—	$—	$—	$—	$—
Operating lease commitments(2)	2,952	774	769	700	520	188	—
Vendor commitments(3)	216	108	108	—	—	—	—

Total contractual obligations	$4,699	$2,413	$877	$700	$520	$188	$—

(1)	As of December 31, 2004, the Company’s bank loan was due on March 25, 2005. On March 25, 2005, the Company’s loan agreement with SVB was amended to extend the term of the loan through March 29, 2007.

(2)

The Company has various non-cancelable operating leases for equipment, vehicles and facilities expiring through 2009. The facility leases generally contain renewal options for periods ranging from two to five years and require the Company to pay all executory costs such as maintenance, property taxes, and insurance. Rent expense under operating leases aggregated $902,000, $888,000, and $829,000 during 2004, 2003, and 2002, respectively. The Company’s primary lease commitment is for its facility in San Jose, California. The lease is for 24,095 square feet of office space. The lease on the San Jose facility is effective July 1, 2004 through June 30, 2009 with increasing annual rent commencing at $318,000, excluding operating expenses. Rent expense is recognized on a straight-line basis. Also, the Company leases a 4,422 square foot service office in League, Texas for $7,739 per month until the end of the lease in October 2006. In addition, the Company leases facilities in the United Kingdom, which aggregate approximately £165,000 ($303,000), excluding expenses per year through 2008.

(3)	The Company has obtained an exclusive agreement from StemCell Technologies, Inc. (“STI”) for a technology that may allow for the detection of circulating tumor cells in peripheral blood samples. The Company is obligated to make minimum payments under a supply agreement for RosetteSept for Non-hematopoietic Tumor Enrichment from Blood. As of December 31, 2004 there were no open purchase orders as the Company has sufficient supplies for its immediate needs. The minimum payments represent monies due in the event no additional product is ordered.

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

Off-Balance-Sheet Arrangements.    As of December 31, 2004, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

Taxation

We use the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. We have not recorded an income tax benefit in 2004, 2003 and 2002 due to the recording of a valuation allowance as an offset to net deferred tax assets. A valuation allowance is provided due to uncertainties surrounding the realization of deferred tax assets due to our history of operating losses.

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

Recent Accounting Pronouncements

In November 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 151, “Inventory Costs” SFAS No. 151 which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not believe that the adoption of SFAS No. 151 will have a material effect on the Company’s consolidated financial statements.

In December 2004, the FASB issued Statement No. 123R, “Share-Based Payment,” which requires companies to recognize in the statement of operations all share-based payments to employees, including grants of employee stock options, based on their fair values. Accounting for share-based compensation transactions using the intrinsic method supplemented by pro forma disclosures will no longer be permissible. The new statement will be effective for public entities for annual periods beginning after June 15, 2005. We have not yet completed our analysis of the impact of adopting FASB Statement No. 123R and therefore we are currently unable to quantify its effect on our results of operations. This assessment includes evaluating, valuation methods and assumptions which would apply to accounting for employee stock options.

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

We currently do not use financial instruments to hedge operating expenses in the U. K. denominated in the respective local currency. Instead, we believe that a natural partial hedge exits, because local currency revenues will substantially offset the operating expenses denominated in the respective local currency. We assess the need to utilize financial instruments to hedge currency exposure on an ongoing basis. We did not engage in hedging activities in 2004 and 2003 and, as of December 31, 2004, we had no hedging contracts outstanding.

We do not use derivative financial instruments for speculative trading purposes, nor do we hedge our foreign currency exposure in a manner that entirely offsets the effects of changes in foreign exchange rates. We regularly review our hedging program and may as a part of this review determine at any time to change our hedging program.

Fixed income investments

Our exposure to market risks due to changes in interest rates relates primarily to investments in debt securities issued by U.S. government agencies and corporate debt securities. Our general policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting market and credit risk. We place our investments with high credit quality issuers and, by policy, limit the amount of the credit exposure to any one issuer. All highly liquid investments with maturity of three months or less at the date of purchase are considered to be cash equivalents and not subject to interest rate risks. Investments with maturities over three months and less than one year are considered to be short-term investments. At December 31, 2004 we did not have any short-term investments.

Interest Rates

Our exposure to market risks due to changes in interest rates also relates to interest expense on our loan outstanding with Silicon Valley Bank (SVB). The loan provides us with borrowing capability of up to $3.5 million (based on the level of certain of our North American accounts receivable). At December 31, 2004 we had used $1.5 million of the facility with $204,000 available but not used. The interest rate on the facility was 7.25% at December 31, 2004, computed as the SVB prime rate plus 2 percent. A plus or minus 10% change in interest rates would not have a material impact on our financial statements or results of operations.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Applied Imaging Corp.

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Applied Imaging Corp. and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses and negative cash flows from operations that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PricewaterhouseCoopers LLP

San Jose, California

April 26, 2005

APPLIED IMAGING CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$3,927	$2,047
Restricted cash	193	178
Accounts receivable, net of allowance for doubtful accounts of $112 and $80, respectively	4,083	6,122
Inventories	1,428	1,190
Prepaid expenses and other current assets	483	1,024

Total current assets	10,114	10,561
Property and equipment, net	1,503	812
Goodwill	2,364	2,364
Other assets	51	151

Total assets	$14,032	$13,888

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank debt	$1,531	$1,728
Accounts payable	1,453	1,491
Accrued expenses and other	2,860	1,888
Deferred rent, current	160	—
Deferred revenue, current	3,507	5,114

Total current liabilities	9,511	10,221
Deferred rent, non-current	513	—
Deferred revenue, non-current	572	801

Total liabilities	10,596	11,022

Commitments and contingencies (Note 6)

Stockholders’ equity:
Preferred stock, $0.001 par value; 6,000,000 shares authorized; none issued and outstanding at December 31, 2004 and 2003	—	—
Common stock; $0.001 par value; 50,000,000 shares authorized; 19,088,018 and 15,960,839 issued and outstanding December 31, 2004 and 2003, respectively	19	16
Additional paid-in capital	53,077	49,207
Accumulated deficit	(49,293)	(45,990)
Accumulated other comprehensive loss	(367)	(367)

Total stockholders’ equity	3,436	2,866

Total liabilities and stockholders’ equity	$14,032	$13,888

The accompanying notes are an integral part of these consolidated financial statements.

APPLIED IMAGING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share data)

	For Year Ended December 31,
	2004	2003	2002
Revenues:
Product sales	$15,204	$13,095	$15,288
Software maintenance, service and grant revenues	5,436	5,864	5,360

Total revenues	20,640	18,959	20,648

Cost of revenues:
Product sales	6,212	5,921	6,053
Software maintenance, service and grant revenues	2,182	2,344	2,073

Total cost of revenues	8,394	8,265	8,126

Gross profit	12,246	10,694	12,522

Operating expenses:
Research and development	3,707	3,689	3,416
Sales and marketing	6,644	7,268	7,191
General and administrative	5,119	2,539	2,567
Restructuring costs	—	—	220

Total operating expenses	15,470	13,496	13,394

Operating loss	(3,224)	(2,802)	(872)
Other income (expense), net	(79)	6	(64)

Net loss	(3,303)	(2,796)	(936)
Other comprehensive loss, net of tax:
Change in unrealized gain (loss) on short-term investments	—	—	(2)

Comprehensive loss	$(3,303)	$(2,796)	$(938)

Net loss per share—basic and diluted	$(0.18)	$(0.18)	$(0.06)

Shares used to calculate basic and diluted net loss per share	18,193	15,944	15,817

The accompanying notes are an integral part of these consolidated financial statements.

APPLIED IMAGING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common stock		Additional paid-in capital	Accumulated deficit	Deferred stock compensation	Accumulated other comprehensive loss	Total stockholders’ equity
	Shares	Amount
Balances as of December 31, 2001	15,242	15	$48,154	$(42,258)	$(7)	$(365)	$5,539
Exercise of common stock options	50	—	95	—	—	—	95
Private placement—net proceeds	571	1	814	—	—	—	815
Employee stock purchase	50	—	88	—	—	—	88
Amortization of deferred stock compensation	—	—	—	—	7	—	7
Change in unrealized loss from investments	—	—	—	—	—	(2)	(2)
Net loss	—	—	—	(936)	—	—	(936)

Balances as of December 31, 2002	15,913	16	49,151	(43,194)	—	(367)	5,606
Exercise of common stock options	48	—	56	—	—	—	56
Net loss	—	—	—	(2,796)	—	—	(2,796)

Balances as of December 31, 2003	15,961	$16	$49,207	$(45,990)	$—	$(367)	$2,866
Exercise of common stock options	7	—	8	—	—	—	8
Employee stock purchase	20	—	13	—	—	—	13
Private placement-net proceeds	3,100	3	3,849	—	—	—	3,852
Net loss	—	—	—	(3,303)	—	—	(3,303)

Balances as of December 31, 2004	19,088	19	$53,077	$(49,293)	$—	$(367)	$3,436

The accompanying notes are an integral part of these consolidated financial statements

APPLIED IMAGING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the year ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net loss	$(3,303)	$(2,796)	$(936)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	487	611	642
Provision for excess and obsolete inventory	139	48	68
Provision for doubtful accounts	32	(68)	(84)
Amortization related to deferred stock compensation	—	—	7
Loss on sale of fixed assets	—	2	75
Changes in operating assets and liabilities:
Trade accounts and related party receivable	2,007	1,038	(1,596)
Inventories	(377)	530	(774)
Prepaid expenses and other current assets	542	(623)	146
Other assets	100	(65)	(30)
Accounts payable	(38)	(881)	614
Accrued expenses	972	326	163
Deferred revenue	(1,836)	1,852	583
Deferred rent	673	—	—

Net cash used in operating activities:	(602)	(26)	(1,122)

Cash flows from investing activities:
Proceeds from sale and maturities of investments	—	—	650
Contingent purchase price	—	—	(20)
Purchases of property, equipment and leasehold improvements	(1,178)	(411)	(710)

Net cash used in investing activities:	(1,178)	(411)	(80)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	3,873	56	998
Bank and other loan proceeds	12,110	12,330	13,675
Bank and other loan payments	(12,308)	(12,777)	(13,187)
Capital lease payments, principal portion	—	—	(14)
Restricted cash	(15)	(22)	89

Net cash (used in) provided by financing activities:	3,660	(413)	1,561

Net increase (decrease) in cash and cash equivalents	1,880	(850)	359
Cash and cash equivalents at beginning of year	2,047	2,897	2,538

Cash and cash equivalents at end of year	$3,927	$2,047	$2,897

Supplemental disclosure of cash flow information:
Cash paid for interest during the period	$79	$95	$114

Cash paid for income taxes during the period	$—	$—	$—

The accompanying notes are an integral part of these consolidated financial statements

APPLIED IMAGING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  Summary of the Company and Significant Accounting Policies

The Company

Applied Imaging Corp (the “Company”) was incorporated in California in July 1986 and subsequently reincorporated in Delaware in October 1996 and develops, manufactures, and markets automated genetic imaging systems for use in cytogenetic laboratories for cancer testing, prenatal testing and other genetic testing applications and in pathology laboratories for cancer research and diagnostics. The Company sells products to government and private clinical laboratories, research institutions, universities, and pharmaceutical companies located in the United States, Canada, Europe, Japan and other countries. The Company also markets imaging systems designed for use in plant and animal genetic research programs. The Company currently has under development a system for the detection, quantification and characterization of circulating tumor cells in the blood of cancer patients. This system, when available, may allow physicians to better determine the initial staging of cancer cases, to detect disease recurrence earlier than is currently possible and to genetically characterize cancer cells. The Company is headquartered in San Jose, California, and has additional facilities in the United Kingdom. The Company’s products are sold worldwide through a direct sales force, third-party distributors and independent sales representatives.

Going Concern

The accompanying consolidated financial statements of the Company were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The realization of assets and the satisfaction of liabilities in the normal course of business are dependent on, among other things, the Company’s ability to operate profitably, to generate cash flows from operations, collections of receivables to fund its obligations, as well as the Company’s ability to maintain credit facilities adequate to conduct its business. In the course of its operations, the Company has sustained operating losses and negative cash flows from operations and expects such losses to continue in the foreseeable future. As of December 31, 2004, the Company had cash and cash equivalents on hand of $3.9 million, working capital of $603,000, and an accumulated deficit of $49.3 million. The Company intends to finance its operations primarily through its cash and cash equivalents, future financing and future revenues. See also, note 13, Subsequent Events.

Expenditures required to achieve the Company’s growth or the cash flow used in operations may be greater than projected. As a result, the Company’s capital needs may require the Company to seek to obtain additional funds through equity or debt financing, collaborative or other arrangements with other companies, bank financing and other sources. There can be no assurance that the Company will be able to obtain additional debt or equity financing on terms acceptable to the Company, or at all. If adequate funds are not available, the Company could be required to delay development or commercialization of certain products, to license to third parties the rights to commercialize certain products or technologies that the Company would otherwise seek to commercialize internally, or to reduce the marketing, customer support, or other resources devoted to product development. Accordingly, the failure of the Company to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on the Company’s ability to achieve its longer term business objectives.

The company’s inability to operate profitably and to consistently generate cash flows from operations, its reliance therefore on external funding either from loans or equity raise substantial doubt about the Company’s ability to continue as a going concern.

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

Restricted Cash

At December 31, 2004 and 2003, cash of $193,000 and $178,000, respectively was restricted from withdrawal and held at the Company’s international bank in the U.K. as collateral for various credit card and bank guarantees (used for customs clearance purposes). No interest is earned on the restricted cash which is held for financing the credit and bank guarantees.

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

As of December 31, 2004 and 2003, the Company had no short-term investments.

Inventories

Inventories are stated at the lower of cost (determined on a first in, first out) or market. The Company records provisions to write down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of the inventory and its estimated market value based upon assumptions about future

APPLIED IMAGING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

market demand and market conditions. If future demand or market conditions are less favorable than currently expected, additional inventory provisions may be required.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is provided using the straight-line method over the estimated useful lives of the respective assets, three years for demonstration and computer equipment, five years for office equipment and seven years for furniture and fixtures. When assets are disposed of, the cost and related accumulated depreciation and amortization are removed from the accounts and the resulting gains or losses are included in other income or loss. Maintenance and repairs are charged to expense as incurred.

Goodwill

Net goodwill amounted to $2.4 million at December 31, 2004 and 2003. The goodwill relates to the acquisition of the cytogenetic imaging instrumentation businesses of Vysis, Inc. and Perceptive Scientific Instruments, LLC (“PSI”). With the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets” in 2002, the Company is no longer amortizing goodwill. Goodwill is assessed for impairment based on a fair value model on an annual basis, in the first quarter, and whenever there are indications that impairment may have occurred.

The goodwill test for impairment consists of a two-step process that begins with an estimation of the fair value of a reporting unit. The first step is a screen for potential impairment and the second step measures the amount of impairment, if any. The Company has determined that no impairment of the recorded goodwill exists as of December 31, 2004.

Impairment of Long-Lived Assets

The Company accounts for long-lived assets under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” which requires the Company to review for impairment of long-lived assets, whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. When such an event occurs, management determines whether there has been impairment by comparing the anticipated undiscounted future net cash flows to the related asset’s carrying value. If an asset is considered impaired, the asset is written down to fair value, which is determined based either on discounted cash flows or appraised value, depending on the nature of the asset.

Capitalized Software Costs

Computer software development costs incurred subsequent to the determination of product technological feasibility are capitalized in accordance with the provisions of SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed”. Amortization of these capitalized costs is provided using the greater of the ratio of revenues generated in the period over total future revenues of the product, or the straight-line method over the estimated market life of the related products, generally three years, commencing when the product becomes generally available to customers. For the years ended December 31, 2004, 2003, and 2002, software development costs incurred subsequent to the establishment of technological feasibility have not been material and was included in other assets in the consolidated balance sheets. The net book value of capitalized software costs is at December 31, 2004 is $0.

Comprehensive income (loss)

Comprehensive income (loss) generally represents all changes in stockholders equity except those resulting from investments or contributions by stockholders. Unrealized gains (losses) on available-for-sale securities and

APPLIED IMAGING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

APPLIED IMAGING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Product Warranty

The Company generally warrants its products against defects for a period of one year and records a liability for such product warranty obligations at the time of sale based upon historical experience. The Company does not provide separately priced extended warranty coverage.

Changes in product warranty obligations for the fiscal years ended December 31, 2004 and 2003 are as follows (in thousands):

Balance as of January 1, 2003	$127
Add accruals for warranties issued	42
Less costs incurred under warranties issued	(67)

Balance as of December 31, 2003	102
Add accruals for warranties issued	53
Less costs incurred under warranties issued	(54)

Balance as of December 31, 2004	$101

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

	Years ended December 31,
	2004	2003	2002
Net loss:
As reported	$(3,303)	$(2,796)	$(936)
Stock-based employee compensation expense determined under fair-value method	(624)	(740)	(789)

Pro forma	$(3,927)	$(3,536)	$(1,725)

Net loss per share:
As reported:
Basic and diluted	$(0.18)	$(0.18)	$(0.06)

Pro forma
Basic and diluted	$(0.22)	$(0.22)	$(0.11)

APPLIED IMAGING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of each option is estimated on the date of grant using the fair value method with the following weighted-average assumptions:

	Years ended December 31,
	2004	2003	2002
Risk-free interest rate	3.77	2.1%	3.1%
Expected life (in years)	5	5	5
Dividend yield	—	—	—
Expected volatility	105%	81%	96%

All of the above assumptions were used for the Employee Stock Purchase Plan except that the expected life was six months and volatility was 95%.

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

	2004		2003		2002
	Shares	Weighted average exercise price	Shares	Weighted average exercise price	Shares	Weighted average exercise price
Options	3,533,870	$2.09	3,313,756	$2.24	2,993,439	$2.52
Warrants	1,419,590	2.19	799,590	2.56	1,222,290	2.97

Total	4,953,460		4,113,346		4,215,729

Reclassifications

Certain reclassifications have been made to prior period amounts to be consistent with current period presentation.

Recent Accounting Pronouncements

In November 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 151, “Inventory Costs” SFAS No. 151 which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not believe that the adoption of SFAS No. 151 will have a material effect on the Company’s consolidated financial statements.

APPLIED IMAGING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In December 2004, the FASB issued Statement No. 123R, “Share-Based Payment,” which requires companies to recognize in the statement of operations all share-based payments to employees, including grants of employee stock options, based on their fair values. Accounting for share-based compensation transactions using the intrinsic method supplemented by pro forma disclosures will no longer be permissible. The new statement will be effective for public entities for annual periods beginning after June 15, 2005. The Company has not yet completed its analysis of the impact of adopting FASB Statement No. 123R and therefore it is currently unable to quantify its effect on its results of operations. The Company is in the process of assessing the impact of this standard on its consolidated results of operations, financial position and cash flow. This assessment includes evaluating valuation methods and assumptions which would apply to accounting for employee stock options.

(2)  Inventories

	December 31,
	2004	2003
	(in thousands)
Raw materials	$966	$994
Work in process	162	25
Finished goods	300	171

	$1,428	$1,190

(3)  Property and Equipment, Net

Equipment	$1,653	$2,297
Demonstration equipment	1,907	1,304
Furnitures, fixtures and leasehold improvements	772	816

	4,332	4,417
Less: accumulated depreciation and amortization	2,829	3,605

	$1,503	$812

Depreciation and amortization expense was $487,000, $611,000, and $642,000, for 2004, 2003 and 2002, respectively.

(4)  Accrued Expenses

	December 31,
	2004	2003
	(in thousands)
Compensation and related costs	$738	$747
Audit, tax, legal and external reporting costs	969	171
Warranty related costs	101	102
Royalties	101	27
Commission	655	392
Other	296	449

	$2,860	$1,888

APPLIED IMAGING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(5)  Debt Obligations

The company has a loan agreement with Silicon Valley Bank “SVB” which provides for borrowing of up to $3.5 million based on the level of certain of its North American accounts receivable. The Company was not in compliance with the covenant requiring it to maintain $2.2 million in tangible net worth as of December 31, 2003 and the Company subsequently obtained a waiver for this covenant. The waiver required the Company to maintain minimum levels of tangible net worth through the end of the agreement. The Company was not in compliance with the covenant requiring it to maintain $2.6 million in tangible net worth as of December 31, 2004 and the Company subsequently obtained a waiver for this covenant. See note 13, Subsequent Events.

At December 31, 2004, the Company had used $1.5 million of the facility with $204,000 available but not used. The interest rate on the facility was 7.25% at December 31, 2004, computed as the SVB prime rate plus 2 percent. The loan is collateralized by substantially all of the assets of the U.S. Corporation and requires maintenance of a minimum level of tangible net worth. Other loan covenants include the need to maintain insurance on its property, monthly reporting to SVB, the need to obtain SVB approval for any extraordinary action and a limitation on the U.S. Corporation’s ability to transfer more than $600,000 to a subsidiary.

(6)  Commitments and Contingencies

	Payments due by period (in thousands)
	Total	Due in 2005	Due in 2006	Due in 2007	Due in 2008	Due in 2009	Due in 2010 and thereafter
Bank loan(1)	$1,531	$1,531	$—	$—	$—	$—	$—
Operating lease commitments(2)	2,952	774	769	700	520	189	—
Vendor commitments(3)	216	108	108	—	—	—	—

Total contractual obligations	$4,699	$2,413	$877	$700	$520	$189	$—

(1)	As of December 31, 2004, the Company’s bank loan was due on March 25, 2005. On March 25, 2005, the Company’s loan agreement with SVB was amended to extend the term of the loan through March 29, 2007. See note 13, Subsequent Events.

(2)	The Company has various non-cancelable operating leases for equipment, vehicles and facilities expiring through 2009. The facility leases generally contain renewal options for periods ranging from two to five years and require the Company to pay all executory costs such as maintenance, property taxes, and insurance. Rent expense under operating leases aggregated $902,000, $888,000, and $829,000 during 2004, 2003, and 2002, respectively. The Company’s primary lease commitment is for its facility in San Jose, California. The lease is for 24,095 square feet of office space. The lease on the San Jose facility is effective July 1, 2004 through June 30, 2009 with increasing annual rent commencing at $318,000, excluding operating expenses. Rent expense is recognized on a straight-line basis. Also, the Company leases a 4,422 square foot service office in League, Texas for $7,739 per month until the end of the lease in October 2006. In addition, the Company leases facilities in the United Kingdom, which aggregate approximately £165,000 ($303,000), excluding expenses per year through 2008.

(3)	The Company has obtained an exclusive agreement from StemCell Technologies, Inc. (“STI”) for a technology that may allow for the detection of circulating tumor cells in peripheral blood samples. The Company is obligated to make minimum payments under a supply agreement for RosetteSept for Non-hematopoietic Tumor Enrichment from Blood. As of December 31, 2004 there were no open purchase orders as the Company has sufficient supplies for its immediate needs. The minimum payments represent monies due in the event no additional product is ordered.

In September 2004, the Inland Revenue, the UK taxing authority notified the Company that it disputed the valuation the Company applied to its Cytogenetics technology that the Company transferred from its UK subsidiary to its US parent entity, a transaction which occurred in 2000, claiming that such valuation understated the fair value of the transferred assets. The Company originally valued the assets at £1.8 million ($3.5 million). The Inland Revenue has

APPLIED IMAGING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

indicated that it believes the value of the assets should have been £4.0 million ($7.7 million), which would result in the Company owing tax of approximately £585,000 ($1.1 million). The Company plans to have further discussions with the Inland Revenue to support its original valuation of the transferred assets. The Company intends to vigorously defend its position and management believes that an estimate of an accrual is not probable or estimable at this time and therefore it has not accrued for any amount in respect of this matter.

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

The Company enters into indemnification arrangements with third parties, including customers, business partners and lessors, from time to time in the ordinary course of its business. Under these arrangements, the Company has agreed to defend, indemnify and hold the third party harmless from and against losses arising from a breach of representations or covenants of the Company, from claims of intellectual property infringement, or from other claims concerning the Company’s products made against those third parties. These arrangements may limit the time within which an indemnification claim can be made, the type of the claim and the total amount that the Company can be required to pay in connection with the indemnification obligation. In addition, the Company has entered into indemnification agreements with its directors and officers, and the Company’s bylaws contain similar indemnification obligations in favor of the Company’s directors, officers and agents. It is not possible to determine or reasonably estimate the maximum potential amount of future payments under these indemnification arrangements due to the varying terms of such arrangements, the history of prior indemnification claims and the unique facts and circumstances involved in each particular arrangement and in each particular future claim for indemnification. The Company is not aware of any requests for indemnification under these arrangements. The Company has not recorded any liabilities for these indemnification arrangements on the Company’s consolidated balance sheet as of December 31, 2004.

On February 24, 2004, the Company received notice of a lawsuit alleging patent infringement filed against the Company by Clarient, Inc. (formerly known as ChromaVision Medical Systems, Inc.). The lawsuit claimed that the Company’s Ariol system willfully infringed on three Clarient patents. Clarient sought unspecified damages, as well as an injunction barring us from, among other things, making, using, or selling any device in the United States that used Clarient’s patents-in-suit. The companies met in a settlement conference in US District Court on August 2, 2004. Discussions continued between the companies throughout the balance of 2004 and the early part of 2005. The case was settled through a cross-licensing agreement in March, 2005. There were no settlement costs incurred by the Company.

The Company is subject to claims and assessments from time to time in the ordinary course of business. Management does not believe that any such matters, individually or in the aggregate, will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

(7)  Stockholders’ Equity

Common Stock

The Company is authorized to issue 50,000,000 shares of common stock. As of December 31, 2004, there were 19,088,018 shares of common stock outstanding. Additionally, there are warrants outstanding to purchase 100,000 shares at $3.67 per share and 128,090 shares at $3.10 per share, expiring in 2005; 571,500 shares at $2.25 per share, expiring in 2006; and 620,000 shares at $1.70 per share, expiring in 2009.

APPLIED IMAGING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Each share of common stock is entitled to one vote and to any dividends declared by the Board of Directors. No dividends have been declared.

Private Placement Transactions

On April 13, 2004, the Company completed the private placement of 3.1 million shares of common stock and warrants to purchase 620,000 additional shares of common stock for an aggregate purchase price of $4.25 million. The Company received approximately $3.9 million, net after expenses associated with the placement. Each warrant is exercisable for one share of common stock at an exercise price of $1.70 per share, from six months following the closing date of April 13, 2004 until October 13, 2009. The Company has assigned a value, determined using the Black-Scholes pricing model, of $247,000 to these warrants, assuming volatility of 118%, a maximum contractual life of five years, a risk-free interest rate of 3.68% and dividends are not expected. All warrants remain outstanding as of December 31, 2004.

On January 31, 2002, the Company completed a private placement of 571,500 shares of its common stock to an institutional investor (purchasing for three separate funds) at a purchase price of $1.75 per share. Additional shares may be issuable to the investors under provisions contained in the Stock Purchase Agreement between the investors and the Company, which the Company filed with the Securities & Exchange Commission on Form S-3 on October 3, 2002. On July 29, 2002, each investor received a warrant exercisable for the number of shares of common stock equal to the number of shares of common stock purchased by that investor in the January 31, 2002 financing. A total of 571,500 warrants were issued and are exercisable for four years from July 29, 2002 at a price of $2.25 per share. The Company has assigned a value, determined using the Black-Scholes pricing model, of $391,000 to these warrants, assuming volatility of 96%, a maximum contractual life of four years, a risk-free interest rate of 3.29% and dividends are not expected. All warrants remain outstanding as of December 31, 2004.

Stock Plans

As of December 31, 2004, the Company has authorized but unissued 4,421,125 shares of common stock under all stock plans. Under the 1998 Incentive Stock Option Plan (“1998 Stock Plan”) and 1988 Incentive Stock Option Plan (“1988 Stock Plan). There are 3,547,704 and 563,421 shares reserved for issuance, respectively. These numbers represents the maximum aggregate number of shares that remain to be optioned or sold under these two stock plans. A total of 2,660,449 and 563,421 options were outstanding at December 31, 2004 under the 1998 and 1988 Stock Plans, respectively.

Under the 1998 Stock Plan, stock options may be granted to Board members, officers, key employees, and consultants at the fair market value of the common stock at the date of the grant, as determined by the Board of Directors, typically the closing price on the first day of business preceding the date of grant. Options are exercisable over 10 years from the date of grant, and typically vest ratably over 4 years. An amendment of the Company’s 1998 Stock Plan was approved by the Company’s stockholders on May 16, 2001 to increase the total number of shares authorized for issuance under the 1998 Stock Plan to 2,850,000 shares, an increase of 950,000 shares. As of December 31, 2004, there were 887,255 options available for grant under the 1998 Stock Plan.

In October 1998, the Company’s 1988 Stock Plan expired. No options were granted after October 1998.

In 1994, the Company enacted a Directors Option Plan designed to encourage participation on the Company’s Board of Directors. Under this plan, 10,000 shares per year are automatically granted to non-employee directors. The terms of the plan allow the granting of stock options upon initial election to the Board of Directors and for each subsequent term on the Board of Directors. As of December 31, 2004 there were 110,000 shares reserved for issuance under this plan and a total of 110,000 options have been granted and are outstanding at December 31, 2004.

APPLIED IMAGING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In November 2003, the Company established a Stand-alone Option Agreement designed to offer incentive options to a key new employee. As of December 31, 2004 there were 200,000 authorized but unissued shares under this plan that were granted at the prevailing fair market value.

A summary of the status of the Company’s stock option activity for the years ended December 31, 2004, 2003, and 2002 is as follows:

	Shares	Weighted-average exercise price	Weighted-average fair value
Outstanding at January 1, 2002	2,517,473	$2.56
Granted	635,875	2.38	$1.62
Cancelled	(110,349)	2.90
Exercised	(49,560)	1.82

Outstanding at December 31, 2002	2,993,439	$2.52
Granted	708,500	1.18	$1.18
Cancelled	(340,683)	2.65
Exercised	(47,500)	1.19

Outstanding at December 31, 2003	3,313,756	$2.24
Granted	387,000	0.67	$0.67
Cancelled	(160,302)	1.88
Exercised	(6,584)	1.15

Outstanding at December 31, 2004	3,533,870	$2.09

The following table summarizes information about stock options outstanding as of December 31, 2004:

	Options Outstanding			Options Exercisable
Range of exercise prices	Number of options	Weighted average remaining contractual life in years	Weighted average exercise price	Number of options	Weighted average exercise price
$0.53 to $ 0.87	593,999	8.97	$0.70	125,158	$0.85
$0.94 to $ 1.41	490,269	7.58	1.23	182,020	1.07
$1.44 to $ 1.87	370,250	5.46	1.73	247,986	1.75
$1.88 to $ 2.20	295,801	4.11	1.90	294,384	1.89
$2.40 to $ 2.40	495,017	6.99	2.40	390,114	2.40
$2.44 to $ 2.44	401,721	3.09	2.44	401,721	2.44
$2.64 to $ 2.75	120,450	4.47	2.71	84,450	2.74
$3.00 to $ 3.00	367,363	5.9	3.00	330,999	3.00
$3.44 to $ 4.00	327,500	5.44	3.84	218,000	3.85
$4.03 to $ 4.03	71,500	5.85	4.03	71,500	4.03

	3,533,870		$2.08	2,346,332	$2.37

The number of options exercisable as of December 31, 2003 was 1,955,172 at a weighted average exercise price of $2.42 per share.

APPLIED IMAGING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Employee Stock Purchase Plan

On June 19, 1996, the Board adopted, effective upon the closing of the initial public offering (“IPO”) for the Company’s common stock, the Company’s Employee Stock Purchase Plan (the “Plan”) which has a term of 10 years whereby eligible employees may purchase common stock through payroll deductions of up to 10% of compensation, at a per share price of 85% of the fair market value of the Company’s common stock on the enrollment date or the exercise date six months later, whichever is lower. As of December 31, 2004 there were 215,035 shares issued and 184,965 shares reserved for issuance under the Plan. There were 20,595 shares issued under the Plan in 2004 and no shares issued under the Plan in 2003. Under the 2002 Plan 49,862 shares were issued.

Accounting for Stock-Based Compensation

Stock-based compensation expense related to stock options granted to non-employees is recognized as the stock options are earned. The Company believes that the fair value of the stock options is more readily measurable than the fair value of the services received. The fair value of the stock options granted is calculated at each reporting date using the Black-Scholes option pricing model. The stock-based compensation expense fluctuates as the fair market value of the common stock fluctuates. During 2002, 2003, and 2004 the Company did not grant any stock options to non-employees.

(8)  Other Income (Expense), Net

The components of other income (expense), net are as follows (in thousands):

	December 31,
	2004	2003	2002
Interest income	$37	$23	$24
Interest expense	(79)	(95)	(111)
Gain (loss) on foreign exchange	(24)	91	27
Miscellaneous taxes	(16)	(21)	(18)
Miscellaneous income	3	8	14

	$(79)	$6	$(64)

(9)  Income Taxes

The Company has not recorded an income tax benefit in 2004, 2003 and 2002 due to the recording of a valuation allowance as an offset to net deferred tax assets. A valuation is provided due to uncertainties surrounding the realization of deferred tax assets due to the history of operating losses incurred by the company.

APPLIED IMAGING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred tax assets (liabilities) consist of the following (in thousands):

	December 31,
	2004	2003
Deferred Tax Assets
Bad Debt Reserve	$16	$14
Inventory Reserve	53	55
Depreciation & Amortization	(123)	(42)
Other Deferreds	561	555
Accrued Expenses	302	130
Net Operating Loss Carryforwards	15,601	15,004
Business Credit Carryforwards	1,211	1,211

Total Gross Deferred Assets	17,621	16,927
Valuation Allowance	(17,621)	(16,927)

	$—	$—

As of December 31, 2004, the Company had net operating loss carryforwards for U.S. federal and California tax return purposes of approximately $43.4 million and $14.0 million respectively. In addition, the Company has federal and state credit carryforwards of approximately $765,000 and $695,000 available to offset future tax liabilities. The Company’s federal net operating loss carryforwards, as well as credit carryforwards, will expire at various dates beginning in 2005 through 2025 if not utilized. The Company’s state net operating loss carryforwards expire in the years beginning in 2006.

Under the Internal Revenue Code, the amounts of and benefits from net operating loss carryforwards may be impaired or limited in certain circumstances. Events which cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50%, as defined, over a three year period.

Reconciliation of the statutory federal income tax to the Company’s effective tax:

	Year Ended December 31,
	2004	2003	2002
	%	%	%
Tax at Federal Statutory Rate	(34.00%)	(34.00%)	(34.00%)
State, Net of Federal Benefit	(6.00%)	(6.00%)	(6.00%)
Deferred Tax Assets Not Benefited	39.57%	39.39%	37.16%
Permanent Differences	0.43%	0.61%	1.92%
Other—Effect of foreign rates	0.00%	0.00%	0.92%

Provision for Taxes	0.00%	0.00%	0.00%

(10)  Employee Benefit Plans

In January 1994, the Company implemented a retirement savings and investment plan that is intended to qualify under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”) covering all of the Company’s United States-based employees. An employee may elect to defer, in the form of contributions to the 401(k) Plan on his or her behalf, up to 15% of the total compensation that would otherwise be paid to the employee, not to

APPLIED IMAGING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

exceed the amount allowed by applicable Internal Revenue Service guidelines. The Company matches 100% of the amounts deferred by the employee participants up to 3% of such employee’s total compensation and such matching amounts vest over a three-year period from the initial participation date. The Company contributed $93,000, $82,000 and $84,000 in 2004, 2003 and 2002, respectively.

The Company’s United Kingdom-based employees are covered by retirement savings plans (the “International Retirement Plans”). Under such plans, an employee may elect to make contributions of 3.5% of such employee’s earnings. Amounts contributed by the Company range from 5.5% to 6.0% of such employee’s earnings. During 2004, 2003, and 2002, the Company made contributions to the International Retirement Plans totaling $81,000, $82,000, and $80,000, respectively.

(11)  Segment and Foreign Operations

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

	North America		International— Principally Europe		Consolidated
Revenues
2004	$11,441		$9,199		$20,640
2003	$10,171		$8,788		$18,959
2002	12,856		7,792		20,648
Identifiable Assets
2004	$7,085		$6,947		$14,032
2003	$9,416		$4,472		$13,888
Long Lived Assets
2004	$1,225	(a)	$329	(b)	$1,554
2003	$606		$357		$963
Notes:
(a) All in the U.S.
(b) Primarily in the U.K.

No single customer accounted for greater than 10% of revenues for each of the years ended December 31, 2004, 2003 and 2002, or accounts receivable as of December 31, 2004 and 2003.

(12)  Restructuring

In January 2002, the Company instituted a series of actions to rationalize its operations to provide a lower operating cost while increasing efficiencies. The Company is still in the process of closing its League City, Texas office and has consolidated its manufacturing and engineering facilities. The Company has not been able to fully sub-lease its League City, Texas office. The Company recorded a restructuring charge of $220,000 in the first quarter of 2002 that was reflected in the Consolidated Statement of as a separate line item under operating expenses. This charge is due to the costs of terminating 12 employees ($130,000—five employees in engineering, three in manufacturing, two in administration and two in sales and support) and closing the League

APPLIED IMAGING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

City, Texas office ($90,000.) The employee separation costs were all cash and the costs related to the closure of the League City office were made up of $40,000 in cash charges and $50,000 in non-cash charges. As of December 31, 2002, all payments had been made and the reserve balance was zero. There were no restructuring transactions in 2004 and 2003.

The following table summarizes the restructuring reserve balances through December 31, 2004 (in thousands):

Restructuring Costs
Restructuring reserve balances at December 31, 2001	$13
Restructuring charge in 2002	220
Cash payments	(183)
Non cash charges	(50)

Restructuring reserve balances at December 31, 2002	$—

(13)  Subsequent events

On February 25, 2005, the Company’s loan agreement with SVB was amended to extend the term of the loan through March 29, 2007 and set the minimum net worth covenant to $1.0 million at the end of each fiscal quarter. In April 2005, the loan agreement was amended to set the minimum net worth covenant commencing April 2005 to $1,000 at the end for each month plus 70% of all consideration received from and after March 2005 for equity securities and subordinated debt and 50% of any quarterly profits in the current quarter. As part of the April 2005 amendment to the loan agreement, the minimum tangible net worth requirement for March 2005 was waived.

On November 17, 2004 the Board of Director’s approved a reduction in force plan recommended by management that resulted in a reduction in the Company’s workforce of approximately ten people. The Company executed the reduction in force in early January 2005 and recorded in the first quarter of 2005 a restructuring charge of $153,000.

In February 2004, the Company was sued by Clarient, Inc. The lawsuit claimed that the Company’s Ariol system infringed on three Clarient patents. Clarient sought damages, as well as an injunction barring the Company from, among other things, making, using, or selling any device in the United States that used Clarient’s patents-in-suit. The case settled in March 2005. Under terms of the settlement, the two companies have granted each other non-exclusive, worldwide licenses allowing for use of their respective brightfield and fluorescent microscopy patent portfolios for pathology applications. Also, as part of the settlement, Clarient will assume non-exclusive distribution rights to the Company’s Ariol, pathology workstation for select applications in drug discovery and development.

APPLIED IMAGING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(14)  Quarterly Financial Data (unaudited)

The following table shows selected unaudited quarterly financial data for the years ended December 31, 2004 and 2003. In the opinion of the Company’s management, this quarterly information has been prepared on the same basis as the financial statements and included all adjustments necessary to present fairly the information for the periods presented (in thousands except per share data):

	Fiscal 2004 Quarter Ended
	March 31,	June 30,	September 30,	December 31,
Revenues	$4,915	$4,271	$5,709	$5,745
Gross profit	3,037	2,581	3,174	3,454
Operating loss	(598)	(986)	(242)	(1,398)
Net loss	(643)	(1,031)	(237)	(1,392)
Net loss per share—basic and diluted	(0.04)	(0.06)	(0.01)	(0.07)

	Fiscal 2003 Quarter Ended
	March 31,	June 30,	September 30,	December 31,
Revenues	$5,095	$4,648	$4,084	$5,132
Gross profit	3,101	2,701	2,250	2,642
Operating loss	(414)	(479)	(1,232)	(677)
Net income (loss)	(418)	(444)	(1,233)	(701)
Net income (loss) per share—basic and diluted	(0.03)	(0.03)	(0.08)	(0.04)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

Certain information required by Part III is omitted from this Report on Form 10-K in that the Registrant will file a definitive proxy statement within 120 days after the end of its fiscal year pursuant to Regulation 14A with respect to the 2005 Annual Meeting of Stockholders (the “Proxy Statement”) and certain information included therein is incorporated herein by reference.

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

In March 2005, we restated our financial results for the years ended December 31, 2003 and 2002 and for the quarters ended June 30, 2004 and March 31, 2004 to reflect adjustments to our previously reported financial results. The restatements arose out of an investigation by the Audit Committee.

As a result of the investigation, the Audit Committee determined that we had incorrectly recorded revenue on sales contracts that included commitments for as yet undeveloped software upgrade applications for which vendor specific objective evidence (“VSOE”) for the fair value had not yet been established. The Audit Committee further determined that the we had incorrectly recorded revenue on certain sales contracts upon shipment rather than recording revenue when customer acceptance criteria had been met; and on certain other transactions where the we had recorded revenue upon shipment of sales with participation by a third party financing company, but had not met all the revenue recognition criteria necessary to recognize revenue. In addition, the Audit Committee determined that we had incorrectly recorded revenue on certain transactions where additional revenue on extended warranty/post customer support (software maintenance and service) arrangements were inappropriately recognized resulting in incorrect revenue being recognized and/or deferred at the time of product shipment.

As a result, the Audit Committee concluded that we had material weaknesses in our system of internal controls as follows:

•	We did not have a policy for mandatory disclosures in sales contracts including disclosures for commitments for as not yet developed software applications and had not properly trained sales personnel and management on sales contract disclosure or on SOP 97-2 (“Statement of Position 97-2, Software Revenue Recognition”);

•	Personnel reviewing sales contracts were not qualified or properly trained to review sales contracts particularly as they related to SOP 97-2 and customer acceptance criteria. Furthermore, the review was not a formalized process.

The Audit Committee therefore directed management to implement a number of additional measures designed to further ensure that our financial results are reported accurately. These measures included:

•	The adoption of a disclosure policy to insure that all commitments to customers in a sales contract are fully disclosed so we could correctly account for the sales contract;

•	The hiring of a contracts administrator who will review all sales contracts and identify all commitments to customers to insure that sales contracts are properly accounted for;

•	The adoption of a future software commitment policy so our sales personnel have guidelines regarding future software application commitments to customers;

•	The adoption of an updated revenue recognition policy which specifically addresses SOP 97-2 as it relates to our business;

•	The prioritization of hiring a new Chief Financial Officer;

•	The planned realignment of the international sales order processing and finance function to move these functions from our UK affiliate to our US head quarters;

•	The education of our management and sales force on these new policies and procedures.

The status of the implementation of these measures is as follows:

In Q4 2004, we

•	incorporated sales contract disclosure requirements in our newly adopted revenue recognition policy

•	engaged the services of a lawyer to serve as our contracts administrator. The contracts administrator reviews all sales contracts and identifies all commitments to customers in the contract to insure that sales contracts are properly accounted for

•	adopted a new revenue recognition policy which specifically addresses SOP 97-2 as it relates to our business.

In Q1 2005, we

•	hired a Chief Financial Officer

•	moved our international sales contract and order processing function to our US headquarters.

•	conducted extensive training of our management and sales force on all new policies and procedures regarding sales contract disclosure and our new revenue policy.

•	adopted disclosure checklists to be completed by the sales representative on each sales contract.

Remaining To Be Implemented, we

•	have not yet moved our international finance function to our US headquarters. We expect to have this completed by June 2005.

We believe that with already planned and implemented changes to our system of internal controls, our disclosure controls and procedures will be adequate to provide reasonable assurance that the information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13-a-14(c). However, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within our Company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of simple error or mistake.

(b) Changes in internal control over financial reporting.    During the last fiscal quarter of 2004, as described in section (a) we initiated a number of actions to improve our systems of internal controls over revenue recognition. Other than the actions to improve our internal controls over revenue recognition, there were no changes in our internal control over financial reporting or in other factors during the last fiscal quarter of 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

The following Financial Statements of Applied Imaging Corp. and Report of PricewaterhouseCoopers LLP, have been provided as Item 8, above:

2. Financial Statement Schedule

The financial statement schedule entitled “ Valuation and Qualifying Accounts” is included at page S-1 of this Form 10-K.

All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or the notes thereto.

3. Exhibits

Refer to (b) below.

(b)	Exhibits

Exhibit No.	Description

3.1(1)	Certificate of Incorporation of the Registrant.

3.2(2)	Bylaws of the Registrant as amended.

3.3(12)	Certificate of Amendment of the Certificate of Incorporation of the Registrant.

4.1(1)	Specimen Common Stock Certificate.

4.3(3)	Preferred Shares Rights Agreement dated as of May 29, 1998, between the Registrant and Norwest Bank Minnesota, N.A. including the form of Rights Certificate, the Certificate of Designation and the summary of Rights attached thereto as Exhibits A, B, and C, respectively.

10.1(1)	Form of Indemnification Agreement for directors and officers.

10.2(b)(4)	1998 Incentive Stock Option Plan and form of Stock Option Agreement thereunder.

10.4(1)	Employee Stock Purchase Plan.

10.5(1)	Amended and Registration Rights Agreements.

10.9(9)	Lease dated July 1998 between Bio Science Center and Applied Imaging International Ltd.

10.18(1)	Development Agreement dated February 5, 1996 between EM Industries and Registrant.

10.21(2)	License Agreement dated October 24, 1997 between Cambridge University and the Registrant.

10.23(b)(5)	Stock and Warrant Purchase Agreement dated May 22, 1997 between the registrant and certain investors

10.24(6)	Form of Stock Purchase Agreement between the Registrant and certain investors used in connection with sales of Common Stock on July 7 and July 15, 1998.

10.25(7)	Asset Purchase, License and Distribution Agreement between the Company and Vysis, Inc. dated July 16, 1999.

Exhibit No.	Description

10.26(8)	Form of Stock Purchase Agreement between Applied Imaging Corp. and certain investors dated October 27, 1999 and October 29, 1999.

10.27(8)	Form of Stock Purchase Agreement between Applied Imaging Corp. and certain investors, dated December 13, 2000.

10.28(8)	Form of Warrant between Applied Imaging Corp. and certain investors, dated December 14, 2000.

10.34(10)	Lease renewal to the Registrant’s headquarters in Santa Clara, CA dated April 10, 2001.

10.35(10)	Loan Modification Agreement dated June 21, 2001 between Registrant, Applied Imaging International Limited and Silicon Valley Bank.

10.36(11)	Loan and Security Agreement dated September 28, 2001 between Registrant and Silicon Valley Bank.

10.37(11)	Amendment to Loan Documents dated September 28, 2001 between Registrant and Silicon Valley Bank.

10.38(12)	Intellectual Property Mortgage and Security Agreement dated September 28, 2001 between Registrant and Silicon Valley Bank.

10.39(12)	Employment Letter Agreement dated October 19, 2001 between the Company and Carl Hull.

10.40(12)	Employment Letter Agreement dated October 19, 2001 between the Company and Jack Goldstein.

10.41(12)	Form of Employment Letter Agreement dated October 19, 2001 between the Company and its Vice Presidents.

10.42(12)	Retention Agreement

10.43(13)	Amendment to Loan Documents dated August 15, 2002 between Registrant and Silicon Valley Bank.

10.44(13)	Amendment to Loan Documents dated September 28, 2001 between Registrant and Silicon Valley Bank.

10.45(14)	Amendment to Loan Documents dated January 31, 2003 between Registrant and Silicon Valley Bank.

10.46(14)	Retention Incentive Program as amended on February 13, 2002.

10.47(15)	Amendment to Loan Documents dated September 3, 2003 between Registrant and Silicon Valley Bank.

10.48†(16)	Employment Letter Agreement dated October 10, 2003 between the Company and Robin Stracey.

10.49(16)	Stand-Alone Stock Option Agreement dated November 17, 2003 between the Company and Robin Stracey.

10.50(16)	Amendment to Loan Documents dated December 31, 2003 between Registrant and Silicon Valley Bank.

10.51(16)	Amendment to Loan Documents dated March 24, 2004 between Registrant and Silicon Valley Bank.

10.52(16)	Lease dated January 27, 2004 between the Company and DMV SUB 4, LLC

10.53(16)	Amendment to Loan Documents dated March 31, 2004 between Registrant and Silicon Valley Bank.

10.54(17)	Severance Agreement and Release by and between Carl Hull and Applied Imaging dated December 31, 2004

10.55(18)	Employment Agreement by and between Robin C. Stracey and Company effective January 1, 2005

10.56(18)	Employment Agreement by and between Terence J. Griffin and Company effective March 1, 2005

10.57(18)	2005 Management Incentive Compensation Plan

14.1(16)	Code of Business Ethics

Exhibit No.	Description

21.1(1)	List of Subsidiaries of the Registrant.

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney (See page 61)

31.1	Chief Executive Officer Certification Pursuant to 15 U.S.C. Section 7241

31.2	Chief Financial Officer Certification Pursuant to 15 U.S.C. Section 7241

32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Previously filed.
†	Portions of the Exhibit have been omitted pursuant to a request for confidential treatment.
(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 filed on June 24, 1996, as amended, and incorporated herein by reference.
(2)	Filed as an exhibit to the Company’s Form 10-K405 for the year ending December 31, 1997 and incorporated herein by reference.
(3)	Filed as an exhibit to the Registrant’s Report on Form 8-A12G filed with the Commission on June 5, 1998 and incorporated herein by reference.
(4)	Filed as an exhibit to the Registrant’s Report on Form S-8 filed with the Commission on June 26, 1998 and incorporated herein by reference.
(5)	Filed as an exhibit to the Registrant’s Report on form 8-K filed with the Commission on June 4, 1997 and incorporated herein by reference.
(6)	Filed as an exhibit to the Registrant’s Report on Form 8-K filed with the Commission on July 28, 1998 and incorporated herein by reference.
(7)	Filed as an exhibit to the Registrant’s Report on Form 8-K filed with the Commission on July 30, 1999 and incorporated herein by reference.
(8)	Filed as an exhibit to the Registrant’s Report on Form S-3 filed with the Commission on January 25, 2001 and incorporated herein by reference.
(9)	Filed as an exhibit to the Registrant’s Form 10-K405 for the year ending December 31, 1998 and incorporated herein by reference.
(10)	Filed as an exhibit to the Registrant’s Report on Form 10-Q filed with the Commission on August 8, 2001 and incorporated herein by reference.
(11)	Filed as an exhibit to the Registrant’s Report on Form 10-Q filed with the Commission on November 13, 2001 and incorporated herein by reference.
(12)	Filed as an exhibit to the Registrant’s Form 10-K filed with Commission on March 25, 2002 and incorporated herein by reference.
(13)	Filed as an exhibit to the Registrant’s Report on Form 10-Q filed with the Commission on October 30, 2002 and incorporated herein by reference.
(14)	Filed as an exhibit to the Registrant’s Report on Form 10-Q filed with the Commission on May 14, 2003 and incorporated herein by reference.
(15)	Filed as an exhibit to the Registrant’s Report on Form 10-Q filed with the Commission on October 31, 2003 and incorporated herein by reference.
(16)	Filed as an exhibit to the Registrant’s Report on Form 10-K filed with the Commission on April 5, 2004 and incorporated herein by reference.
(17)	Filed as an exhibit to the Registrant’s Report on Form 8-K filed with the Commission on January 4, 2005 and incorporated herein by reference.
(18)	Filed as an exhibit to the Registrant’s Report on Form 8-K filed with the Commission on March 30, 2005 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APPLIED IMAGING CORP.
By:	/s/ ROBIN STRACEY
Robin Stracey President and Chief Executive Officer

Date: April 27, 2005

KNOW ALL MEN AND WOMEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Robin Stracey and Terence Griffin, his attorneys-in-fact each with the power of substitution for him in any and all capacities, to sign and amendments to this Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the U.S. Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact, or his or their substitute or substitutes, may do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signatures	Title	Date

/s/ ROBIN STRACEY (Robin Stracey)	Chief Executive Officer and President	April 27, 2005

/s/ TERENCE GRIFFIN (Terence Griffin)	Chief Financial Officer	April 27, 2005

/s/ CARL HULL (Carl Hull)	Director	April 27, 2005

/s/ JOHN F. BLAKEMORE, JR. (John F. Blakemore, Jr.)	Director	April 27, 2005

/s/ JACK GOLDSTEIN (Jack Goldstein)	Director	April 27, 2005

/s/ ANDRE MARION (Andre Marion)	Director	April 27, 2005

/s/ G. KIRK RAAB (G. Kirk Raab)	Director and Chairman of the Board	April 27, 2005

/s/ PABLO VALENZUELA (Pablo Valenzuela)	Director	April 27, 2005

APPLIED IMAGING CORP.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

	Balance at Beginning of Year	Charged to Costs and Expenses	Write-offs Net of Recoveries	Balance at End of Year
Allowance for doubtful accounts
Year ended December 31, 2004	$80	$32	$—	$112

Year ended December 31, 2003	$306	$(68)	$(158)	$80

Year ended December 31, 2002	$390	$(84)	$—	$306

Provision for excess and obsolete inventory
Year ended December 31, 2004	$654	$139	$(19)	$774

Year ended December 31, 2003	$819	$48	$(213)	$654

Year ended December 31, 2002	$874	$68	$(123)	$819

Deferred Income Tax Asset Valuation Allowance
Year ended December 31, 2004	$16,927	$694	$—	$17,621

Year ended December 31, 2003	$15,414	$1,513	$—	$16,927

Year ended December 31, 2002	$14,838	$576	$—	$15,414

S-1