Form 10-Q
period 2005-03-31
APPLIED IMAGING CORP
filed 2005-05-23
CIK 816066

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Quarterly Period ended March 31, 2005

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

As of May 20, 2005 there were 4,784,039 shares of the Registrant’s Common Stock outstanding.

APPLIED IMAGING CORP.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Unless the context otherwise indicates, all share and per share common stock information in this Quarterly Report reflects a 1-for-4 reverse stock split of the common stock effective May 20, 2005.

APPLIED IMAGING CORP. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands)

(Unaudited)

	March 31, 2005	December 31, 2004
ASSETS
Current assets:
Cash and short term investments	$2,764	$3,927
Restricted cash	188	193
Trade accounts receivable, net	3,634	4,083
Inventories	1,367	1,428
Prepaid expenses and other current assets	670	483

Total current assets	8,623	10,114

Property and equipment, net	1,434	1,503
Intangibles	2,364	2,364
Other assets	51	51

Total Assets	$12,472	$14,032

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of bank debt	$983	$1,531
Accounts payable	1,524	1,453
Accrued expenses	2,236	2,860
Deferred revenue	3,735	3,507
Deferred rent	160	160

Total current liabilities	8,638	9,511

Deferred rent, (noncurrent)	475	513
Deferred revenue, (noncurrent)	434	572

Total long term liabilities	909	1,085

Stockholders’ equity:
Common stock	19	19
Additional paid-in capital	53,077	53,077
Accumulated other comprehensive loss	(367)	(367)
Accumulated deficit	(49,804)	(49,293)

Total stockholders’ equity	2,925	3,436

Total Liabilities and Stockholders’ Equity	$12,472	$14,032

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APPLIED IMAGING CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

and Comprehensive Loss

(in thousands, except per share data)

(Unaudited)

	Three months ended,
	March 31, 2005	March 31, 2004
Revenues	$4,890	$4,915
Cost of revenues	2,025	1,878

Gross profit	2,865	3,037

Operating expenses
Research and development	890	891
Sales and marketing	1,390	1,707
General and administrative	1,059	1,037

Total operating expenses	3,339	3,635

Operating loss	(474)	(598)
Other income/(expense)	(37)	(45)

Net loss	$(511)	$(643)

Net loss per share - basic and diluted	$(0.11)	$(0.16)

Weighted average shares outstanding - basic and diluted	4,772	3,991

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APPLIED IMAGING CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three months ended March 31,
	2005	2004
Cash flows from operating activities:
Net loss	$(511)	$(643)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	157	141
Changes in operating assets and liabilities:
Trade accounts receivable, net	449	956
Inventories	61	92
Prepaid expenses and other current assets	(187)	(443)
Other assets	—	99
Accounts payable	71	5
Accrued expenses	(623)	78
Deferred revenue	90	180
Other current liabilities	—	100
Deferred rent	(38)	—

Net cash (used in) provided by operating activities	(531)	565

Cash flows from investing activities:
Purchases of property and equipment	(89)	(147)

Net cash used in investing activities	(89)	(147)

Cash flows from financing activities:
Net proceeds from issuance of common stock	—	2
Bank and other loan proceeds	2,442	2,781
Bank and other loan payments	(2,990)	(3,398)
Restricted cash	5	(5)

Net cash (used in) financing activities	(543)	(620)

Net decrease in cash and cash equivalents	(1,163)	(202)

Cash and cash equivalents at beginning of quarter	3,927	2,047

Cash and cash equivalents at end of quarter	$2,764	$1,845

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APPLIED IMAGING CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – Restatement

The Company has restated its consolidated financial statements for the quarterly period ended March 31, 2004. All applicable financial information contained in this Form 10-Q gives effect to this restatement.

NOTE 2 - Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of Applied Imaging Corp. and subsidiaries (the “Company”, “we”, “us”, “our”) for the three months ended March 31, 2005 and 2004. These financial statements are unaudited and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of our financial position, operating results and cash flows for those interim periods presented.

Unless the context otherwise indicates, all share and per share common stock information in this Quarterly Report reflects a 1-for-4 reverse stock split of the common stock effective May 20, 2005.

The results of operations for the three months ended March 31, 2005 are not necessarily indicative of results to be expected for the fiscal year ending December 31, 2005. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, for the year ended December 31, 2004, contained in our Form 10-K filed with the Securities and Exchange Commission on April 27, 2005.

Going Concern

The accompanying consolidated financial statements of the Company were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The realization of assets and the satisfaction of liabilities in the normal course of business are dependent on, among other things, the Company’s ability to operate profitably, to generate cash flows from operations, collections of receivables to fund its obligations, as well as the Company’s ability to maintain credit facilities adequate to conduct its business. In the course of its operations, the Company has sustained operating losses and negative cash flows from operations and expects such losses to continue in the foreseeable future. As of March 31, 2005, the Company had cash and cash equivalents on hand of $2.8 million, negative working capital of $15,000, and an accumulated deficit of $49.8 million. The Company intends to finance its operations primarily through its cash and cash equivalents, future financing and future revenues.

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

The Company’s inability to operate profitably and to consistently generate cash flows from operations, its reliance therefore on external funding either from loans or equity raises substantial doubt about the Company’s ability to continue as a going concern.

The Company has a loan agreement with Silicon Valley Bank, SVB, which provides for borrowing of up to $3.5 million based on the level of certain of its North American accounts receivable. The Company was not in compliance with the covenant requiring it to maintain $2.6 million in tangible net worth as of December 31, 2004 and the Company subsequently obtained a waiver for this covenant.

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

At March 31, 2005, the Company had used $983,000 of the facility with $72,000 available but not used. The interest rate on the facility was 7.75% at March 31, 2005, computed as the SVB prime rate plus 2 percent. The loan is collateralized by substantially all of the assets of the U.S. Corporation and requires maintenance of a minimum level of tangible net worth. Other loan covenants include the need to maintain insurance on its property, monthly reporting to SVB, the need to obtain SVB approval for any extraordinary action and a limitation on the U.S. Corporation’s ability to transfer more than $600,000 to a subsidiary.

The Company collateralizes various credit card and bank guarantees (used for customs clearance purposes) with cash deposits at an international bank in the United Kingdom. This amounted to £100,000 ($188,000) at March 31, 2005.

NOTE 3 – Inventories (in thousands)

	March 31,
	2005	2004
Raw materials	980	966
Work in process	204	162
Finished goods	183	300

Total net inventory	1,367	1,428

NOTE 4 – Net income (loss) per share

The computation of basic and diluted net loss per share (“EPS”) for the three months ended March 31, 2005 and March 31, 2004 is determined by dividing net loss as reported as the numerator by the number of shares included in the denominator as shown in the following table (in thousands):

	March 31,
	2005	2004
Weighted average shares outstanding - basic	4,772	3,391
Dilutive shares - stock options	—	—
Dilutive shares - warrants	—	—

Weighted average shares outstanding - dilutive	4,772	3,391

Securities excluded from the computation of EPS because their effect on EPS was antidilutive, but could dilute basic EPS in future periods are as follows (in thousands):

	March 31,
	2005	2004
Options	906	819
Warrants	355	200

Total	1,261	1,019

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

	Three months ended March 31,
	2005	2004
Net loss as reported	$(511)	$(643)
Less: Stock-based employee compensation expense determined under fair-value method	(76)	(189)

Pro forma net loss	$(587)	$(832)

Net loss per share
As reported basic and diluted per share	$(0.11)	$(0.16)

Pro forma basic and diluted per share	$(0.12)	$(0.21)

The fair value of each option is estimated on the date of grant using the fair value method with the following weighted average assumptions.

	Three months ended March 31,
	2005	2004
Risk-free interest rate	3.66%	2.03%
Expected life (in years)	5	5
Dividend yield	—%	—%
Expected volatility	92%	74%

All of the above assumptions were used for the Employee Stock Purchase Plan except that the expected life is six months and volatility was 95%.

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

Changes in product warranty obligations are as follows (in thousands):

	Three months ended March 31, 2005	Three months ended March 31, 2004

Balances as of beginning of quarter	$102	$102
Add accruals for warranties issued	57	56
Less costs incurred under warranties issued	(39)	(20)

Balance end of quarter	$120	$138

NOTE 7 – Commitments and Contingencies

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

On July 8, 2004, the Company renewed its exclusive supply agreement with StemCell Technologies Inc. for the use of StemCell’s RosetteSep® reagent technology for the isolation of circulating tumor cells in the blood of cancer patients. The Company’s minimum purchase commitment for 2005 is $108,000.

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

NOTE 8 – Segment and Foreign Operations

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

The following table presents net revenues by geographic region:

	Three months ended March 31,
	2005	2004
Revenues
North America	$3,166	$2,780
International-Principally Europe	1,724	2,135

Total Revenues	4,890	4,915

NOTE 9 – Subsequent Events

In April 2005, the loan agreement with SVB was amended to set the minimum net worth covenant commencing April 2005 to $1,000 at the end for each month plus 70% of all consideration received from and after March 2005 for equity securities and subordinated debt and 50% of any quarterly profits in the current quarter. As part of the April 2005 amendment to the loan agreement, the minimum tangible net worth requirement for March 2005 was waived.

On May 20, 2005, the Company executed a one share for each existing four shares reverse stock split. The Company had approximately 19,136,159 common shares outstanding before the reverse stock split and had approximately 4,784,039 common shares outstanding after the reverse stock split.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the attached unaudited condensed consolidated financial statements and notes, and with our audited financial statements and notes for the fiscal year ended December 31, 2004.

This quarterly report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Our actual results could differ materially from those predicted in the forward-looking statements as a result of risks and uncertainties including, but not limited to, those discussed in this quarterly report and those discussed under “Item 1 – Business, Additional Factors That Might Affect Future Results,” and under “Item 7 – Management’s Discussion And Analysis of Financial Condition And Results of Operations” commencing on pages 11 and 24 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004. You should not rely on these forward-looking statements, which reflect our position as of the date of this report. We are under no obligation to revise or update any forward-looking statements.

Results of Operations

Revenues. Our revenues are derived primarily from the sale of systems, service contracts, software maintenance and grant revenues. Revenues for the three months ended March 31, 2005 and 2004 were $4.9 million and $5.0 million, respectively.

Sales of systems were $3.5 million and $3.6 million in the three months ended March 31, 2005 and 2004, respectively. System sales were flat in the first quarter of 2005 as compared to 2004.

Service contract and software maintenance revenues were $1.4 million and $1.4 million in the three months ended March 31, 2005 and 2004, respectively. Service contract and software maintenance revenues were flat in the first quarter of 2005 as compared to 2004.

Cost of revenues. Cost of revenues includes direct material and labor costs, manufacturing overhead, installation costs, warranty-related expenses and service and application support expenses. Costs of revenues for the three months ended March 31, 2005 and 2004 were $2.0 million and $1.9 million, respectively. Cost of revenues, as a percentage of total revenues, for the three months ended March 31, 2005 and 2004 were 41% and 38%, respectively.

Research and development expenses. Research and development expenses for the three months ended March 31, 2005 and 2004 were $890,000 and $891,000, respectively. Research and development expenses in the first quarter of 2005 included increased costs for our circulating tumor development initiative and lower costs for our developed Ariol system.

Sales and marketing expenses. Sales and marketing expenses for the three months ended March 31, 2005 and 2004 were $1.4 million and $1.7 million, respectively. Sales and marketing expenses were lower in the first quarter of 2005 as compared to 2004 due to reduced headcount in sales and marketing and lower overall marketing costs.

General and administrative expenses. General and administrative expenses for the three months ended March 31, 2005 and 2004 were $1.1 million and $1.0 million, respectively. General and administration expenses in the first quarters of 2005 and 2004 included costs associated with the patent infringement lawsuit with Clarient that was initiated March 2004 and settled in March 2005.

Other income (expense), net. Other income and expense was $37,000 and $45,000, for the three months ended March 31, 2005 and 2004, respectively.

Liquidity and Capital Resources

At March 31, 2005, we had cash and cash equivalents of $2.8 million and working capital deficit of $15,000, compared to $3.9 and $603,000, respectively, at December 31, 2004. Restricted cash, which collateralizes various credit card and bank guarantees in the United Kingdom, amounted to $188,000 at March 31, 2005 and $193,000 at December 31, 2004.

Cash used by operations in the three months ended March 31, 2005 was $531,000 and cash provided by operations in three months ended March 31, 2004 was $565,000. Cash used by operations in 2005 included a net loss of $511,000 and payments of $623,000 for accrued expenses. Accrued expenses included audit fees related to the restatement of the Company’s prior financial statements as well as expenses related to recently settled patent litigation. Cash provided by operations in 2005 included $449,000 for collection of accounts receivable. Cash provided by operations in 2004 included primarily $956,000 of accounts receivable collections while cash used in operations in 2004 included a net loss of $643,000.

Accounts receivable as a percent of quarter revenues were 74% at March 31, 2005, compared to 105% at March 31, 2004 and 71% at December 31, 2004. This strong relationship between quarter-end receivables and that quarter’s sales is primarily due to the fact that most of our sales occur late in the quarter as is typical of a capital equipment business. Although our payment terms are net 30 days, certain customers, specifically government, university, Asian and European customers, tend to take longer to pay their receivable balances.

Cash used in investing activities in the three months ended March 31, 2005 and 2004 was $89,000 and $147,000, respectively.

Cash used in financing activities in the three months ended March 31, 2005 and 2004 was $543,000 and $620,000, respectively. Financing activities in the first quarters of 2005 and 2004 were primarily related to the net pay down of the Company’s secured loan with SVB.

We have a loan agreement with Silicon Valley Bank “SVB” which provides for borrowing of up to $3.5 million based on the level of certain of its North American accounts receivable. We were not in compliance with the covenant requiring us to maintain $2.6 million in tangible net worth as of December 31, 2004 and we subsequently obtained a waiver for this covenant.

On February 25, 2005, our loan agreement with SVB was amended to extend the term of the loan through March 29, 2007 and set the minimum net worth covenant to $1.0 million at the end of each fiscal quarter. In April 2005, the loan agreement was amended to set the minimum net worth covenant commencing April 2005 to $1,000 at the end for each month plus 70% of all consideration received from and after March 2005 for equity securities and subordinated debt and 50% of any quarterly profits in the current quarter. As part of the April 2005 amendment to the loan agreement, the minimum tangible net worth requirement for March 2005 was waived.

At March 31, 2005, we had used $983,000 of the facility with $72,000 available but not used. The interest rate on the facility was 7.75% at March 31, 2005, computed as the SVB prime rate plus 2 percent. The loan is collateralized by substantially all of the assets of the U.S. corporation and requires maintenance of a minimum level of tangible net worth. Other loan covenants include the need to maintain insurance on our property, monthly reporting to SVB, the need to obtain SVB approval for any extraordinary action and a limitation on the U.S. corporation’s ability to transfer more than $600,000 to a subsidiary.

We collateralize various credit card and bank guarantees (used for customs clearance purposes) with cash deposits at an international bank in the United Kingdom. This amounted to $188,000 at March 31, 2005.

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

On May 20, 2005 we implemented a one share for each existing four shares reverse stock split. Nasdaq has conditioned our continued listing on our share price trading above $1.00 per share for ten consecutive trading days after May 20, 2005 and on our ability to timely file all our periodic reports for all reporting periods through December 31, 2005. Our share price after the reverse stock split may not trade above a $1.00 per share for ten consecutive trading days. While it is our intent to make timely filings of all periodic reports for all reporting periods ending on or before December 31, 2005, we may not complete our filings on a timely basis. If we are not able to comply with the conditions specified by the Nasdaq, our shares could be delisted from the Nasdaq SmallCap Market. Additionally the reverse stock split may adversely impact our stock price.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk Derivatives and Financial Instruments.

For the three months ended March 31, 2005, there were no material changes from the disclosures made in our Form 10-K for the year ended December 31, 2004. We maintain our funds as cash or cash equivalents, primarily in money market investments with a maturity of less than 90 days. We invested these funds at an annualized interest rate of 2.9% the first quarter of 2005. These investments are not subject to interest rate risk.

Item 4. Disclosure Controls and Procedures.

(a) Evaluation of disclosure controls and procedures. Based on an evaluation as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in Securities and Exchange Commission rules and forms.

In March 2005, we restated our financial results for the years ended December 31, 2003 and 2002 and for the quarters ended March 31, 2004 and June 30, 2004 to reflect adjustments to our previously reported financial results. The restatements arose out of an investigation by the Audit Committee.

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

The Audit Committee therefore directed management to implement a number of additional measures designed to further ensure that our financial results are reported accurately. These measures included:

•	The adoption of a disclosure policy to insure that all commitments to customers in a sales contract are fully disclosed so we could correctly account for the sales contract;

•	The hiring of a sales contracts administrator who will review all sales contracts and identify all commitments to customers to insure that sales contracts are properly accounted for;

•	The adoption of a future software commitment policy so our sales personnel have guidelines regarding future software application commitments to customers;

•	The adoption of an updated revenue recognition policy which specifically addresses SOP 97-2 as it relates to our business;

•	The prioritization of hiring a new Chief Financial Officer;

•	The planned realignment of the international sales order processing and finance function to move these functions from our UK affiliate to our US head quarters;

•	The education of our management and sales force on these new policies and procedures.

The status of the implementation of these measures is as follows:

In Q4 2004, we

•	incorporated sales contract disclosure requirements in our newly adopted revenue recognition policy;

•	engaged the services of a lawyer to serve as our contracts administrator. The contracts administrator reviews all sales contracts and identifies all commitments to customers in the contract to insure that sales contracts are properly accounted for;

•	adopted a new revenue recognition policy which specifically addresses SOP 97-2 as it relates to our business.

In Q1 2005, we

•	hired a Chief Financial Officer;

•	moved our international sales contract and order processing function to our US headquarters;

•	conducted extensive training of our management and sales force on all new policies and procedures regarding sales contract disclosure and our new revenue policy;

•	adopted disclosure checklists to be completed by the sales representative on each sales contract.

In Q2 2005, we

•	expect to move our international finance function to our US headquarters by June 2005.

We believe that with already planned and implemented changes to our system of internal controls, our disclosure controls and procedures will be adequate to provide reasonable assurance that the information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13-a-14(c). However, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within our Company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of simple error or mistake.

(b) Changes in internal control over financial reporting. During the last fiscal quarter of 2004 and the first quarter of 2005, as described in section (a) we initiated a number of actions to improve our system of internal controls over revenue recognition. Other than the actions to improve our internal controls over revenue recognition, there were no changes in our internal control over financial reporting or in other factors during the first fiscal quarter of 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On February 24, 2004, we received notice of a lawsuit alleging patent infringement filed against us by Clarient, Inc. (formerly known as ChromaVision Medical Systems). The lawsuit claimed that our Ariol system willfully infringed three Clarient patents. Clarient sought unspecified damages, as well as an injunction barring us from, among other things, making, using, or selling any device in the United States that used Clarient’s patents-in-suit. The case was settled through a cross-license and distribution agreement in March 2005.

We are not a party to any other material legal proceedings.

Item 6. Exhibits.

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

APPLIED IMAGING CORP. (Registrant)

Date: May 23, 2005	By:	/S/ ROBIN STRACEY
Robin Stracey
Chief Executive Officer