Form 10-Q
period 2005-06-30
APPLIED IMAGING CORP
filed 2005-08-08
CIK 816066

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Quarterly Period ended June 30, 2005

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

As of July 27, 2005 there were 4,784,012 shares of the Registrant’s Common Stock outstanding.

APPLIED IMAGING CORP.

INDEX

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Unless the context otherwise indicates, all share and per share common stock information in this Quarterly Report reflects a 1-for-4 reverse stock split of the common stock effected May 20, 2005.

APPLIED IMAGING CORP. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands)

(Unaudited)

	June 30, 2005	December 31, 2004
ASSETS

Current assets:
Cash and cash equivalents	$2,955	$3,927
Restricted cash	180	193
Trade accounts receivable, net	3,928	4,083
Inventories	908	1,428
Prepaid expenses and other current assets	770	483

Total current assets	8,741	10,114

Property and equipment, net	1,247	1,503

Goodwill	2,364	2,364
Other assets	52	51

Total assets	$12,404	$14,032

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,465	$1,453
Accrued expenses and other	2,417	2,860
Bank debt	1,461	1,531
Deferred rent, current	160	160
Deferred revenue, current	3,531	3,507

Total current liabilities	9,034	9,511

Deferred rent, non-current	438	513

Deferred revenue, non-current	429	572

Total liabilities	9,901	10,596

Stockholders’ equity:
Common stock	19	19
Additional paid-in capital	53,091	53,077
Accumulated deficit	(50,240)	(49,293)
Accumulated other comprehensive loss	(367)	(367)

Total stockholders’ equity	2,503	3,436

Total liabilities and stockholders’ equity	$12,404	$14,032

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APPLIED IMAGING CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

and Comprehensive Loss

(in thousands, except per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Revenues	$4,912	$4,271	$9,802	$9,186
Cost of revenues	2,015	1,690	4,039	3,568

Gross profit	2,897	2,581	5,763	5,618
Operating expenses
Research and development	870	844	1,755	1,735
Sales and marketing	1,323	1,630	2,721	3,337
General and administrative	1,013	1,093	2,066	2,130

Total operating expenses	3,206	3,567	6,542	7,202

Operating loss	(309)	(986)	(779)	(1,584)

Other income (expense), net	(127)	(45)	(168)	(90)

Net loss	$(436)	$(1,031)	$(947)	$(1,674)

Net loss per share - basic and diluted	$(0.09)	$(0.22)	$(0.20)	$(0.39)

Weighted average shares outstanding - basic and diluted	4,776	4,655	4,780	4,323

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APPLIED IMAGING CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six months ended June 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(947)	$(1,674)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	369	293
Provision for doubtful accounts	27	—
Provision for excess and obsolete inventory	6	—
Changes in operating assets and liabilities:
Trade accounts receivable, net	128	1,606
Inventories	514	(163)
Prepaid expenses and other current assets	(287)	(862)
Other assets	(1)	99
Accounts payable	12	431
Accrued expenses and other	(443)	(216)
Deferred revenue	(119)	504
Deferred rent	(75)	723

Net cash (used) provided by operating activities	(816)	741

Cash flows from investing activities:
Purchases of property and equipment	(113)	(685)

Net cash used by investing activities	(113)	(685)

Cash flows from financing activities:
Net proceeds from issuance of common stock	14	3,870
Bank and other loan proceeds	5,933	5,675
Bank and other loan payments	(6,003)	(6,763)
Restricted cash	13	(3)

Net cash (used) provided by financing activities	(43)	2,779

Net (decrease) increase in cash and cash equivalents	(972)	2,835

Cash and cash equivalents at beginning of year	3,927	2,047

Cash and cash equivalents at end of quarter	$2,955	$4,882

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOTE 1 – Restatement

The Company restated its condensed consolidated financial statements for the three and six month periods ending June 30, 2004. All applicable financial information contained in this Form 10-Q gives effect to the restatement.

NOTE 2 - Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of Applied Imaging Corp. and subsidiaries (the “Company”, “we”, “us”, “our”) for the three and six months ended June 30, 2005 and 2004. These condensed consolidated financial statements are unaudited and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of our financial position, operating results and cash flows for those interim periods presented.

Unless the context otherwise indicates, all share and per share common stock information in this Quarterly Report reflects a 1-for-4 reverse stock split of the common stock effected May 20, 2005.

The results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of results to be expected for the fiscal year ending December 31, 2005. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, for the year ended December 31, 2004, contained in our Form 10-K filed with the Securities and Exchange Commission on April 27, 2005.

Going Concern

The accompanying condensed consolidated financial statements of the Company were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The realization of assets and the satisfaction of liabilities in the normal course of business are dependent on, among other things, the Company’s ability to operate profitably, to generate cash flows from operations, collections of receivables to fund its obligations, as well as the Company’s ability to maintain credit facilities adequate to conduct its business. In the course of its operations, the Company has sustained operating losses and negative cash flows from operations and expects such losses to continue in the foreseeable future. As of June 30, 2005, the Company had cash and cash equivalents on hand of $3.0 million, working capital deficit of $293,000, and an accumulated deficit of $50.2 million. The Company intends to finance its operations primarily through its cash and cash equivalents, future financing and future revenues.

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

In 2004, we incurred $1.3 million in legal and accounting expenses in conjunction with patent litigation and the restatement of our prior financial statements. Additionally, we had increased the size of our workforce in anticipation of revenue growth that did not materialize. In the first quarter of 2005 we settled our patent litigation, completed the restatement of our prior financial results and reduced the size of our workforce. We believe these actions will reduce losses and cash used in operations in 2005 as compared to 2004. In addition to the actions we have taken to reduce expenses and cash outlay, we are seeking equity financing to improve both our cash and working capital position as well as to provide funds for additional investment in our circulating tumor cell initiative. However, there are no assurances that adequate financing will be available on terms acceptable to us.

The Company’s inability to operate profitably and to consistently generate cash flows from operations, its reliance therefore on external funding either from loans or equity raises substantial doubt about the Company’s ability to continue as a going concern.

The Company has a loan agreement with Silicon Valley Bank, SVB, which provides for borrowing of up to $3.5 million based on the level of certain of its North American accounts receivable. In February 2005, the loan agreement was amended to extend the term of the loan for two years through March 2007. In April 2005, the loan agreement was amended to revise the minimum net worth covenant commencing April 2005 to $1,000 at the end of each month plus 70% of all consideration received from and after March 2005 for equity securities and subordinated debt and 50% of any quarterly profits in the current quarter. As part of the April 2005 amendment to the loan agreement, the minimum tangible net worth requirement for March 2005 was waived by SVB. The Company was in compliance with its loan covenants for each of the three months in the second quarter.

At June 30, 2005, the Company had used $1.5 million of the SVB facility with $24,000 available for borrowing. The interest rate on the facility was 8.0% at June 30, 2005, computed as the SVB prime rate plus 2 percent. The loan is collateralized by substantially all of the assets of the U.S. Corporation and requires maintenance of a minimum level of tangible net worth. Other loan covenants include the need to maintain insurance on its property, monthly reporting to SVB, the need to obtain SVB approval for any extraordinary action and a limitation on the U.S. Corporation’s ability to transfer more than $600,000 to a subsidiary.

The Company collateralizes various credit card and bank guarantees (used for customs clearance purposes) with cash deposits at an international bank in the United Kingdom. This amounted to £100,000 ($180,000) at June 30, 2005.

NOTE 3 – Inventories

Inventories are stated at the lower of cost (determined on a first in, first out) or market. The company records provisions to write down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and its estimate market value based upon assumptions about future market demand and market conditions. If future demand or market conditions are less favorable than currently expected, additional inventory provision may be required. Inventories consisted of the following (in thousands):

	June 30, 2005	December 31, 2004
Raw materials	$607	$966
Work in process	105	162
Finished goods	196	300

Total inventory, net	$908	$1,428

NOTE 4 – Net Loss Per Share

The computation of basic and diluted net loss per share (“EPS”) for the three and six months ended June 30, 2005 and June 30, 2004 is determined by dividing net loss as reported as the numerator by the number of shares included in the denominator as shown in the following table (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Weighted average shares outstanding - basic	4,776	4,655	4,780	4,323

Dilutive shares - stock options	—	—	—	—
Dilutive shares - warrants	—	—	—	—

Weighted average shares outstanding - dilutive	4,776	4,655	4,780	4,323

Securities excluded from the computation of EPS because their effect on EPS was antidilutive, but could dilute basic EPS in future periods are as follows (in thousands):

	June 30, 2005	June 30, 2004
Options	860,556	824,108
Warrants	393,644	393,644

Total	1,254,200	1,217,752

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

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Net loss as reported	$(436)	$(1,031)	$(947)	$(1,674)
Less: Stock-based employee compensation expense determined under fair-value method	(85)	(179)	(157)	(368)

Pro forma net loss	$(521)	$(1,210)	$(1,104)	$(2,042)

Net loss per share:
As reported basic and diluted per share	$(0.09)	$(0.22)	$(0.20)	$(0.39)

Pro forma basic and diluted per share	$(0.11)	$(0.26)	$(0.23)	$(0.47)

The fair value of each option is estimated on the date of grant using the fair value method with the following weighted average assumptions.

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Risk-free interest rate	3.53%	3.00%	3.53%	2.51%
Expected life (in years)	5	5	5	5
Dividend yield	—%	—%	—%	—%
Expected volatility	84%	74%	84%	75%

The above assumptions for the Employee Stock Purchase Plan were the expected life is six months, volatility of 86% and interest rate of 3.88%.

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 “Accounting for Stock-based Compensation” and Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction With Selling Goods and Services.”

NOTE 6 – Product Warranty

The Company generally offers warranties on its products against defects for a period of one year and records a liability for such product warranty obligations at the time of sale based upon our historical experience of warrantee claims made. The Company sells separately priced service contracts to provide additional service coverage on its systems when the warranty period expires. The related revenue on the service contracts is recognized on a straight-line basis over the life of the service contract, which is generally one year. Costs associated with services performed under the service contract obligation are expensed as incurred.

Changes in product warranty obligations for the six months ended are as follows (in thousands):

	June 30, 2005	June 30, 2004
Balances as of the beginning of the year	$101	$102
Add: accruals for warranties issued	110	33
Less: costs incurred under warranties issued	(78)	(42)

Balances as of the end of the quarter	$133	$93

NOTE 7 – Commitments and Contingencies

On July 8, 2004, the Company renewed its exclusive supply agreement with StemCell Technologies Inc. for the use of StemCell’s RosetteSep® reagent technology for the isolation of circulating tumor cells in the blood of cancer patients. The Company’s minimum purchase commitment for 2005 is $108,000. This amount was charged to expense in the first quarter of fiscal year 2005.

In September 2004, the Inland Revenue, the UK taxing authority, notified the Company that it disputed the valuation the Company applied to its Cytogenetics technology that the Company transferred from its UK subsidiary to its US parent entity a transaction which occurred in 2000, claiming that such valuation understated the fair value of the transferred assets. The Company originally valued the assets at £1.8 million ($3.5 million). The Inland Revenue has indicated that it believes the value of the assets should have been £4.0 million ($7.7 million), which would result in the Company owing tax of approximately £585,000 ($1.1 million). The Company plans to have further discussions with the Inland Revenue to support its original valuation of the transferred assets. The Company intends to vigorously defend its position and management believes that an estimate of an accrual is not probable or estimable at this time and therefore it has not accrued for any amount in respect of this matter.

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

The following table presents net revenues by geographic region (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Revenues
North America	$3,116	$2,780	$6,302	$4,842
International-Principally Europe	1,796	1,491	3,500	4,344

Total Revenues	$4,912	$4,271	$9,802	$9,186

Recently Issued Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R requires compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on fair value on the grant date of the equity or liability instruments issued. Compensation cost will be recognized over the period that an employee provides service for that award. This new standard will be effective for us beginning January 1, 2006.

In May 2005, SFAS No. 154, “Accounting Changes and Error Corrections,” was issued. This statement applies to all voluntary changes in accounting principle and requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless this would be impracticable. This statement also makes a distinction between “retrospective application” of an accounting principle and the “restatement” of financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company is evaluating the effect the adoption of this interpretation will have on its financial position, cash flows and results of operations.

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

Results of Operations

Revenues. Our revenues are derived primarily from the sale of systems, service contracts, software maintenance and grant revenues. Revenues for the three and six months ended June 30, 2005 were $4.9 million and $9.8 million, respectively, compared to $4.3 million and $9.2 million for the corresponding periods in 2004.

Sales of systems were $3.5 million and $7.0 million for the three and six months ended June 30, 2005, respectively, compared to $2.9 million and $6.5 for the corresponding periods in 2004. North American sales of Ariol systems accounted for the increased revenues.

Service contract, software maintenance and grant revenues were $1.4 million and $2.8 million for the three and six months ended June 30, 2005, respectively, compared to $1.4 million and $2.7 for the corresponding periods in 2004.

Cost of revenues. Cost of revenues includes direct material and labor costs, manufacturing overhead, installation costs, warranty-related expenses and service and application support expenses. Costs of revenues for the three and six months ended June 30, 2005 were $2.0 million and $4.0 million, respectively, compared to $1.7 million and $3.6 million for the corresponding periods in 2004. Cost of revenues, as a percentage of total revenues, for the three months and six months ended June 30, 2005 were 41% and 41%, respectively, compared to 2004 were 40% and 39% for the corresponding periods in 2004. The increased cost of revenues was attributed to increased Ariol sales relative to other products.

Research and development expenses. Research and development expenses for the three and six months ended June 30, 2005 were $870,000 and $1.8 million, respectively, compared to $844,000 and $1.7 million for the corresponding periods in 2004. Research and development expenses in the first quarter and second quarter of 2005 included increased costs for our circulating tumor development initiative and lower costs for our developed Ariol system.

Sales and marketing expenses. Sales and marketing expenses for the three and six months ended June 30, 2005 were $1.3 million and $2.7 million, respectively, compared to $1.6 million and $3.3 million for the corresponding periods in 2004. Sales and marketing expenses were lower in the first quarter and second quarter of 2005 as compared to 2004 due to reduced headcount in sales and marketing and lower overall marketing costs as a result of management actions taken in January 2005 to streamline Company operations.

General and administrative expenses. General and administrative expenses for the three and six months ended June 30, 2005 were $1.0 million and $2.1 million, respectively, compared to $1.1 million and $2.1 million for the corresponding periods in 2004. General and administration expenses in the second quarter of 2004 included costs associated with the patent infringement lawsuit with Clarient that was initiated in March 2004 and settled in March 2005.

Other income (expense), net. Other expense of $127,000 in the second quarter of 2005 was due primarily to foreign exchange losses of $121,000 incurred in the translation of various balance sheet items from foreign currencies into the U.S. dollar and interest expense of $19,000 payable on our bank borrowings. Other expenses of $45,000 in the second quarter of 2004 was primarily comprised of $30,000 in foreign exchange losses incurred in the translation of various balance sheet items from foreign currencies into the U.S. dollar and $20,000 of interest expense related to our bank borrowings. For the 6 month periods ending June 30, 2005 and 2004, foreign currency exchange losses and interest expense primarily caused the net other expense. The foreign exchange loss for the period ending June 30, 2005 relates to the weakening of the U.S. dollar against the British Pound Sterling.

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Interest income	$14	$7	$28	$11
Interest expense	(19)	(20)	(63)	(42)
Foreign exchange losses	(121)	(30)	(134)	(56)
Miscellaneous	(1)	(2)	1	(3)

Total	$(127)	$(45)	$(168)	$(90)

Liquidity and Capital Resources

At June 30, 2005, we had cash and cash equivalents of $3.0 million and a working capital deficit of $293,000, compared to $3.9 million in cash and cash equivalents and a $603,000 working capital surplus at December 31, 2004. Restricted cash, which collateralizes various credit card and bank guarantees in the United Kingdom, amounted to $180,000 at June 30, 2005 and $193,000 at December 31, 2004.

Cash used by operations for the first six months ended June 30, 2005 was $816,000, compared to $741,000 provided for the first six months in 2004.

Cash used by operations in the first six months of 2005 of $816,000 included a net loss of $947,000. Reduced inventories through improved supply chain management provided cash of $514,000. Payments on accrued expenses related to accounting and legal fees related to the restatement of our prior financial statements, as well as expenses related to settled patent litigation with Clarient used cash of $443,000.

Cash provided by operations in the first six months of 2004 was $741,000. Cash provided by operations included a loss of $1.7 million, a reduction of accounts receivable which provided $1.6 million and an increase in deferred revenue which provided $504,000. There was an increase in deferred rent incentive of $723,000 due to the rent incentive received for our new office facilities in 2004 while prepaid and other assets used $862,000 in cash.

Accounts receivable as a percent of second quarter revenues were 80% at June 30, 2005, compared to 106% at June 30, 2004 and 71% for the quarter ending December 31, 2004. This strong relationship between quarter-end receivables and that quarter’s sales is primarily due to the fact that most of our sales occur late in the quarter as is typical of a capital equipment business. Although our payment terms are net 30 days, certain customers, specifically government, university, Asian and European customers, tend to take longer to pay their receivable balances.

Cash used in investing activities for the first six months ended June 30, 2005 and 2004 was $113,000, and $685,000, respectively. In the period ending June 30, 2004, approximately $685,000 was spent on capital equipment and leasehold improvements for our San Jose headquarters which we moved into in 2004.

Cash used in financing activities for the first six months ended June 30, 2005 was $43,000 compared to cash provided of $2.8 million for the period ending June 30, 2004. In the first half of fiscal 2004, we received $3.9 million net from the issuance of common stock in a private placement transaction while net borrowings were reduced by $1.0 million.

The Company has a loan agreement with Silicon Valley Bank, SVB, which provides for borrowing of up to $3.5 million based on the level of certain of its North American accounts receivable. In February 2005, the loan agreement was amended to extend the term of the loan for two years through March 2007. In April 2005, the loan agreement was amended to revise the minimum net worth covenant commencing April 2005 to $1,000 at the end of each month plus 70% of all consideration received from and after March 2005 for equity securities and subordinated debt and 50% of any quarterly profits in the current quarter. As part of the April 2005 amendment to the loan agreement, the minimum tangible net worth requirement for March 2005 was waived by SVB. The Company was in compliance with its loan covenants for each of the months in the second quarter.

At June 30, 2005, we had used $1.5 million of the facility with $24,000 available but not used. The interest rate on the facility was 8.0% at June 30, 2005, computed as the SVB prime rate plus 2 percent. The loan is collateralized by substantially all of the assets of the U.S. Corporation and requires maintenance of a minimum level of tangible net worth. Other loan covenants include the need to maintain insurance on our property, monthly reporting to SVB, the need to obtain SVB approval for any extraordinary action and a limitation on the U.S. corporation’s ability to transfer more than $600,000 to a subsidiary.

We collateralize various credit card and bank guarantees (used for customs clearance purposes) with cash deposits at an international bank in the United Kingdom. This amounted to $180,000 at June 30, 2005.

We believe that our current cash balances may not be sufficient to fund planned expenditures. This raises substantial doubt about our ability to continue as a going concern. During 2005, we intend to raise additional funds through the issuance of equity or debt securities, or a combination thereof, in the public or private markets in order to continue operations, or sell the Company. Additional financing and merger opportunities may not be available, or if available, may not be on favorable terms. The availability of financing or merger opportunities will depend, in part, on market conditions, and the outlook for our Company. Any future equity financing would result in substantial dilution to our stockholders. If we raise additional funds by issuing debt, we may be subject to limitations on our operations, through debt covenants or other restrictions. If adequate and acceptable financing is not available, we may have to delay development or commercialization of certain of our products or license to third parties the rights to commercialize certain of our products or technologies that we would otherwise seek to commercialize. We may also reduce our marketing, customer support or other resources devoted to our products. Any of these options could reduce our sales growth and result in continued net losses.

In 2004, we incurred $1.3 million in legal and accounting expenses in conjunction with patent litigation and the restatement of our prior financial statements. Additionally, we had increased the size of our workforce in anticipation of revenue growth that did not materialize. In the first quarter of 2005 we settled our patent litigation, completed the restatement of our prior financial results and reduced the size of our workforce. We believe these actions will reduce losses and cash used in operations in 2005 as compared to 2004. In addition to the actions we have taken to reduce expenses and cash outlay, we are seeking equity financing to improve both our cash and working capital position as well as to provide funds for additional investment in our circulating tumor cell initiative. However, there are no assurances that adequate financing will be available on terms acceptable to us.

Nasdaq has conditioned our continued listing on our ability to timely file all our periodic reports for all reporting periods through December 31, 2005. While it is our intent to make timely filings of all periodic reports for all reporting periods ending on or before December 31, 2005, we may not complete our filings on a timely basis. If we are not able to comply with the conditions specified by the Nasdaq, our shares could be delisted from the Nasdaq SmallCap Market. If delisted, our stock may be quoted using the Pink Sheets, LLC or other similar market. A delisting from the Nasdaq SmallCap Market may adversely impact our stock price, as well as our liquidity and the ability of our stockholders to purchase and sell their shares in an orderly manner, or at all. Furthermore, a delisting of our shares from the Nasdaq SmallCap Market could damage our general business reputation and impair our ability to raise additional funds. Any of the foregoing events could have a material adverse effect on our business, financial condition and operating results.

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

Critical Accounting Policies

There have been no material changes to the critical accounting policies discussed in our Annual Report on Form 10-K for the year ended December 31-, 2004. For a discussion of our critical accounting policies refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations– Critical Accounting” in our Annual Report on Form 10-K for the year ended December 31, 2004. Below is an update description for clarification purposes:

Revenue Recognition

The Company recognizes revenue on sales contracts upon the transfer of title of the product from the Company to the customer. In the vast majority of the Company’s sales contracts, the transfer of title occurs upon shipment of the product from the Company’s facility however, in certain sales contracts, transfer of title may occur upon receipt or upon acceptance by the customer. Additionally, should there be a third party financing company involved in a sales contract and there is incremental risk in the sales contract (lease agreement) as compared to a sales contract where there is no third party leasing company involved in the transaction, the Company recognizes revenue over the life of the lease.

Property and Equipment

The Company records depreciation expense on its demonstration equipment to sales and marketing expense as the Company uses demonstration equipment as a marketing tool and does not hold demonstration equipment for resale.

Reclassifications

Certain reclassifications have been made to prior period amounts to be consistent with current period presentation.

Recently Issued Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R requires compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on fair value on the grant date of the equity or liability instruments issued. Compensation cost will be recognized over the period that an employee provides service for that award. This new standard will be effective for us beginning January 1, 2006.

In May 2005, SFAS No. 154, “Accounting Changes and Error Corrections,” was issued. This statement applies to all voluntary changes in accounting principle and requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless this would be impracticable. This statement also makes a distinction between “retrospective application” of an accounting principle and the “restatement” of financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company is evaluating the effect the adoption of this interpretation will have on its financial position, cash flows and results of operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk Derivatives and Financial Instruments.

For the six months ended June 30, 2005, there were no material changes from the disclosures made in our Form 10-K for the year ended December 31, 2004. We maintain our funds as cash or cash equivalents, primarily in money market investments with a maturity of less than 90 days. We invested these funds at an average interest rate of 2.8% for the second quarter of 2005. These investments are not subject to interest rate risk.

Item 4. Disclosure Controls and Procedures.

(a) Evaluation of disclosure controls and procedures. Based on an evaluation as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in Securities and Exchange Commission rules and forms.

In March 2005, we restated our financial results for the years ended December 31, 2003 and 2002 and for the quarters ended June 30, 2004 and June 30, 2004 to reflect adjustments to our previously reported financial results. The restatements arose out of an investigation by the Audit Committee.

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

The Audit Committee therefore directed management to implement a number of additional measures designed to further ensure that our financial results are reported accurately. These measures included:

•	The adoption of a disclosure policy to insure that all commitments to customers in a sales contract are fully disclosed so we could correctly account for the sales contract;

•	The hiring of a sales contracts administrator who will review all sales contracts and identify all commitments to customers to insure that sales contracts are properly accounted for;

•	The adoption of a future software commitment policy so our sales personnel have guidelines regarding future software application commitments to customers;

•	The adoption of an updated revenue recognition policy which specifically addresses SOP 97-2 as it relates to our business;

•	The prioritization of hiring a new Chief Financial Officer;

•	The planned realignment of the international sales order processing and finance function to move these functions from our UK affiliate to our US head quarters;

•	The education of our management and sales force on these new policies and procedures.

The status of the implementation of these measures is as follows:

In Q4 2004, we

•	incorporated sales contract disclosure requirements in our newly adopted revenue recognition policy;

•	engaged the services of a lawyer to serve as our contracts administrator. The contracts administrator reviews all sales contracts and identifies all commitments to customers in the contract to insure that sales contracts are properly accounted for;

•	adopted a new revenue recognition policy which specifically addresses SOP 97-2 as it relates to our business.

In Q1 2005, we

•	hired a Chief Financial Officer;

•	moved our international sales contract and order processing function to our US headquarters;

•	conducted extensive training of our management and sales force on all new policies and procedures regarding sales contract disclosure and our new revenue policy;

•	adopted disclosure checklists to be completed by the sales representative on each sales contract.

In Q2 2005, we

•	relocated our international finance function to our US headquarters.

We believe that with these implemented changes to our system of internal controls, our disclosure controls and procedures are adequate to provide reasonable assurance that the information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13-a-14(c). However, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within our Company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of simple error or mistake.

(b) Changes in internal control over financial reporting. During the last fiscal quarter of 2004 and the first and second quarters of 2005, as described in section (a) we initiated a number of actions to improve our system of internal controls over revenue recognition. Other than the actions to improve our internal controls over revenue recognition, there were no changes in our internal control over financial reporting or in other factors during the second fiscal quarter of 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

We held our Annual Meeting of Stockholders on May 19, 2005.

At our Annual Meeting, the stockholders elected the following individuals as Class III directors to serve for terms of three years on our Board of Directors until our 2008 Annual Meeting of Stockholders or until their successors are duly qualified and elected:

Name	Votes For	Withheld
Andre F. Marion	12,929,463	92,966

Pablo Valenzuela, Ph.D.	12,901,112	121,317

Our stockholders also authorized our Board of Directors to effect up to a 1-for-4 reverse stock split. The number of shares for, against, and abstaining were 12,825,779, 176,404, and 20,246, respectively.

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

APPLIED IMAGING CORP. (Registrant)

Date: August 8, 2005	By:	/S/ ROBIN STRACEY
Robin Stracey
Chief Executive Officer