Form 10-Q
period 2005-09-30
APPLIED IMAGING CORP
filed 2005-11-14
CIK 816066

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Quarterly Period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of The Exchange Act)    Yes  ☐    No  ☒

As of October 24, 2005 there were 4,784,012 shares of the Registrant’s Common Stock outstanding.

APPLIED IMAGING CORP.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Unless the context otherwise indicates, all share and per share common stock information in this Quarterly Report reflects a 1-for-4 reverse stock split of the common stock effected May 20, 2005.

APPLIED IMAGING CORP. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands)

(Unaudited)

	September 30, 2005	December 31, 2004
ASSETS

Current assets:
Cash and cash equivalents	$3,157	$3,927
Restricted cash	176	193
Trade accounts receivable, net	4,090	4,083
Inventories	602	1,428
Prepaid expenses and other current assets	315	483

Total current assets	8,340	10,114

Property and equipment, net	1,173	1,503
Goodwill	2,364	2,364
Other assets	52	51

Total assets	$11,929	$14,032

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,082	$1,453
Accrued expenses and other	2,436	2,860
Bank debt	1,975	1,531
Deferred rent, current	160	160
Deferred revenue, current	3,378	3,507

Total current liabilities	9,031	9,511

Deferred rent, non-current	401	513
Deferred revenue, non-current	457	572

Total liabilities	9,889	10,596

Commitment and Contingencies (Note 7)

Stockholders’ equity:
Common stock	19	19
Additional paid-in capital	52,990	53,077
Accumulated deficit	(50,602)	(49,293)
Accumulated other comprehensive loss	(367)	(367)

Total stockholders’ equity	2,040	3,436

Total liabilities and stockholders’ equity	$11,929	$14,032

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APPLIED IMAGING CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

and Comprehensive Loss

(in thousands, except per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Revenues	$4,933	$5,709	$14,735	$14,895
Cost of revenues	1,746	2,535	5,785	6,103

Gross profit	3,187	3,174	8,950	8,792
Operating expenses
Research and development	800	887	2,555	2,622
Sales and marketing	1,393	1,619	4,115	4,956
General and administrative	1,065	910	3,130	3,040

Total operating expenses	3,258	3,416	9,800	10,618

Operating loss	(71)	(242)	(850)	(1,826)

Other income/(expense), net	(128)	5	(296)	(85)

Net loss before income taxes	(199)	(237)	(1,146)	(1,911)

Provision for income taxes	(163)	—	(163)	—

Net loss	$(362)	$(237)	$(1,309)	$(1,911)

Net loss per share - basic and diluted	$(0.08)	$(0.05)	$(0.27)	$(0.43)

Weighted average shares outstanding - basic and diluted	4,784	4,768	4,779	4,471

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APPLIED IMAGING CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine months ended September 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(1,309)	$(1,911)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	548	429
Provision for doubtful accounts	32	—
Provision for excess and obsolete inventory	28	—
Stock-based compensation	20	—
Changes in operating assets and liabilities:
Trade accounts receivable	(193)	1,398
Inventories	793	(412)
Prepaid expenses and other current assets	150	(31)
Other assets	(2)	99
Accounts payable	(342)	16
Accrued expenses and other	(343)	280
Deferred revenue	(243)	(962)
Deferred rent	(113)	695

Net cash used in operating activities	(974)	(399)

Cash flows from investing activities:
Purchases of property and equipment	(220)	(884)

Net cash used in investing activities	(220)	(884)

Cash flows from financing activities:

Net proceeds from issuance of common stock	(107)	3,867
Bank and other loan proceeds	9,210	8,521
Bank and other loan payments	(8,762)	(9,120)
Restricted cash	17	(2)

Net cash provided by financing activities	358	3,266

Effect of exchange rate changes on cash and cash equivalents	66	(77)

Net (decrease) increase in cash and cash equivalents	(770)	1,906

Cash and cash equivalents at beginning of year	3,927	2,047

Cash and cash equivalents at end of period	$3,157	$3,953

Supplemental disclosure of cash flow information:
Cash paid for interest during the period	$66	$60

Inventory transfers to property and equipment	$149	$35

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APPLIED IMAGING CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1 – Reclassifications

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. The reclassifications pertain to cash flow and had no effect on the total assets or net loss.

NOTE 2 - Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of Applied Imaging Corp. and subsidiaries (the “Company”, “we”, “us”, “our”) for the three and nine months ended September 30, 2005 and 2004. These condensed consolidated financial statements are unaudited and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of our financial position, operating results and cash flows for those interim periods presented.

Unless the context otherwise indicates, all share and per share common stock information in this Quarterly Report reflects a 1-for-4 reverse stock split of the common stock effected May 20, 2005.

The results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of results to be expected for the fiscal year ending December 31, 2005. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, for the year ended December 31, 2004, contained in our Form 10-K filed with the Securities and Exchange Commission on April 27, 2005.

Going Concern

The accompanying condensed consolidated financial statements of the Company were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The realization of assets and the satisfaction of liabilities in the normal course of business are dependent on, among other things, the Company’s ability to operate profitably, to generate cash flows from operations, collections of receivables to fund its obligations, as well as the Company’s ability to maintain credit facilities adequate to conduct its business. In the course of its operations, the Company has sustained operating losses and negative cash flows from operations and expects such losses to continue in the foreseeable future. As of September 30, 2005, the Company had cash and cash equivalents on hand of $3.2 million, working capital deficit of $691,000, and an accumulated deficit of $50.6 million. The Company intends to finance its operations primarily through its cash and cash equivalents, future financing and future revenues.

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

The Company has a loan agreement with Silicon Valley Bank, SVB, which provides for borrowing of up to $3.5 million based on the level of certain of its North American accounts receivable. In February 2005, the loan agreement was amended to extend the term of the loan for two years through March 2007. In April 2005, the loan agreement was amended to revise the minimum net worth covenant commencing April 2005 to $1,000 at the end of each month plus 70% of all consideration received from and after March 2005 for equity securities and subordinated debt and 50% of any quarterly profits in the current quarter. As part of the April 2005 amendment to the loan agreement, the minimum tangible net worth requirement for March 2005 was waived by SVB. On September 17, 2005, SVB waived the minimum tangible net worth requirement for July and August. On November 3, 2005 SVB waived the minimum tangible net worth requirement for September through December 2005.

At September 30, 2005, the Company had used $2.0 million of the SVB facility with $4,000 available for borrowing. The interest rate on the facility was 8.75% at September 30, 2005, computed as the SVB prime rate plus 2 percent. The loan is collateralized by substantially all of the assets of the U.S. Corporation and requires maintenance of a minimum level of tangible net worth. Other loan covenants include the need to maintain insurance on its property, monthly reporting to SVB, the need to obtain SVB approval for any extraordinary action and a limitation on the U.S. Corporation’s ability to transfer more than $600,000 to a subsidiary.

The Company collateralizes various credit card and bank guarantees (used for customs clearance purposes) with cash deposits at an international bank in the United Kingdom. This amounted to £100,000 at September 30, 2005 ($176,000).

NOTE 3 – Inventories

Inventories are stated at the lower of cost (determined on a first in, first out) or market. The Company records provisions to write down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and its estimated market value based upon assumptions about future market demand and market conditions. If future demand or market conditions are less favorable than currently expected, additional inventory provision may be required. Inventories consisted of the following (in thousands):

	September 30, 2005	December 31, 2004
Raw materials	$491	$966
Work in process	82	162
Finished goods	29	300

Total inventory, net	$602	$1,428

NOTE 4 – Net Loss Per Share

The computation of basic and diluted net loss per share (“EPS”) for the three and nine months ended September 30, 2005 and September 30, 2004 is determined by dividing net loss as reported as the numerator by the number of shares included in the denominator as shown in the following table (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Weighted average shares outstanding - basic	4,784	4,768	4,779	4,471

Dilutive shares - stock options	—	—	—	—
Dilutive shares - warrants	—	—	—	—

Weighted average shares outstanding - dilutive	4,784	4,768	4,779	4,471

Securities excluded from the computation of EPS because their effect on EPS was antidilutive, but could dilute basic EPS in future periods are as follows (in thousands):

	September 30, 2005	September 30, 2004
Options	887,978	824,108
Warrants	368,645	393,644

Total	1,256,623	1,217,752

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

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Net loss as reported	$(362)	$(237)	$(1,309)	$(1,911)
Less: Stock-based employee compensation expense determined under fair-value method	(85)	(156)	(242)	(524)

Pro forma net loss	$(447)	$(393)	$(1,551)	$(2,435)

The fair value of each option is estimated on the date of grant using the fair value method with the following weighted average assumptions.

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Risk-free interest rate	3.40%	2.92%	3.40%	2.65%
Expected life (in years)	5	5	5	5
Dividend yield	—%	—%	—%	—%
Expected volatility	84%	70%	84%	73%

The above assumptions for the Employee Stock Purchase Plan were six months expected life, volatility of 86% and interest rate of 3.88%.

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

Changes in product warranty obligations for the nine months ended are as follows (in thousands):

	September 30, 2005	September 30, 2004
Balances as of the beginning of the year	$101	$102
Add: accruals for warranties issued	171	80
Less: costs incurred under warranties issued	(114)	(64)

Balances as of the end of the quarter	$158	$118

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

Contractual Obligations. The following table presents certain payments due under contractual obligations with minimum firm commitments as of September 30, 2005, excluding open orders for purchases to support normal operations:

	Payments due by period (ooo’s)
	Total	Due in 2005	Due in 2006	Due in 2007	Due in 2008	Due in 2009	Due in 2010 and thereafter
Bank loan(1)	$1,975	$1,975	$—	$—	$—	$—	$—
Operating lease commitments(2)	2,940	766	766	697	522	188	—
Vendor commitments(3)	145	37	108	—	—	—	—

Total contractual obligations	$5,060	$2,778	$874	$697	$522	$188	$—

(1)	As of December 31, 2004, the Company’s bank loan was due on March 25, 2005. On March 25, 2005, the Company’s loan agreement with SVB was amended to extend the term of the loan through March 29, 2007. Refer to Note 2 for further information.
(2)	The Company has various non-cancelable operating leases for equipment, vehicles and facilities expiring through 2009. The facility leases generally contain renewal options for periods ranging from two to five years and require the Company to pay all executory costs such as maintenance, property taxes, and insurance. Rent expense under operating leases was $569,000 for the nine months ending September 30, 2005. Rent expense under operating leases aggregated $902,000, $888,000, and $829,000 during 2004, 2003, and 2002 respectively. The Company’s primary lease commitment is for its facility in San Jose, California. The lease is for 24,095 square feet of office space. The lease on the San Jose facility is effective July 1, 2004 through June 30, 2009 with increasing annual rent commencing at $318,000, excluding operating expenses. However, rent expense is recognized on a straight-line basis. Also, the Company leases a 4,422 square foot service office in League,Texas for $7,739 per month until the end of the lease in October 2006. In addition, the Company leases facilities in the United Kingdom, which aggregate approximately £165,000 ($303,000) excluding expenses per year through 2008.
(3)	The Company has obtained an exclusive agreement from StemCell Technologies, Inc. (“STI”) for a technology that may allow for the depletion of white and red blood cells in peripheral blood samples. The Company is obligated to make minimum payments under a supply agreement for RosetteSept for Non-hematopoietic Tumor enrichment from blood. As of September 30, 2005 there were no open purchase orders as the Company has sufficient supplies for its immediate needs. The minimum payments due represent monies due in the event no additional product is ordered.

In September 2004, the Inland Revenue, the UK taxing authority, notified the Company that it disputed the valuation the Company applied to its Cytogenetics technology that the Company transferred from its UK subsidiary to its US parent entity a transaction which occurred in 2000, claiming that such valuation understated the fair value of the transferred assets. The Company originally valued the assets at £1.8 million ($3.5 million). The Inland Revenue indicated that it believed the value of the assets should have been £4.0 million ($7.7 million), which would have resulted in the Company owing tax of approximately £585,000 ($1.1 million). The Company in further discussions with the Inland Revenue reached a settlement and recorded for the period ending September 30, 2005, an estimated tax of $163,000 and interest expense of approximately of $48,000. As part of the settlement the UK taxing authority is treating approximately £500,000 of the total sale as a capital gain to the Company’s subsidiary which reduces the amount of net loss for the year ending December 2000 but provides approximately £500,000 of net loss carryforwards for use in subsequent tax years.

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

The following table presents net revenues by geographic region (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Revenues
North America	$3,373	$3,699	$9,676	$8,541
International-Principally Europe	1,560	2,010	5,059	6,354

Total Revenues	$4,933	$5,709	$14,735	$14,895

NOTE 9 – Subsequent Events

On October 19, 2005 the Company provided six months notice per the terms of the supply agreement with StemCell Technologies that the Company was terminating the agreement effective April 20, 2006.

Recently Issued Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R requires compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on fair value on the grant date of the equity or liability instruments issued. Compensation cost will be recognized over the period that an employee provides service for that award. This new standard will be effective for the Company beginning January 1, 2006. The Company is evaluating the effect the adoption of this interpretation will have on its financial position, cash flows and results of operations.

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

Results of Operations

Revenues. Our revenues are derived primarily from the sale of systems, service contracts, software maintenance and grant revenues. Revenues for the three and nine months ended September 30, 2005 were $4.9 million and $14.7 million, respectively, compared to $5.7 million and $14.9 million for the corresponding periods in 2004.

Sales of systems were $3.5 million and $10.5 million for the three and nine months ended September 30, 2005, respectively, compared to $4.2 million and $10.7 for the corresponding periods in 2004. In the quarter ending September 2004, Ariol 2.0 was released allowing system sale deferrals of approximately $0.8 million from prior periods to be recognized. Without revenue from system sale deferrals related to the release of Ariol 2.0, revenue for the quarter ended September 2004, would have been $4.9 million.

Service contract, software maintenance and grant revenues were $1.4 million and $4.3 million for the three and nine months ended September 30, 2005, respectively, compared to $1.5 million and $4.2 million for the corresponding periods in 2004. Lower service revenues were related to grant revenues which were $0 and $0.1 million in the quarters ending September 2005 and 2004.

Cost of revenues. Cost of revenues includes direct material and labor costs, manufacturing overhead, installation costs, warranty-related expenses and service and application support expenses. Costs of revenues for the three and nine months ended September 30, 2005 were $1.7 million and $5.8 million, respectively, compared to $2.5 million and $6.1 million for the corresponding periods in 2004. Cost of revenues, as a percentage of total revenues, for the three months and nine months ended September 30, 2005 were 35% and 39%, respectively, compared to 2004 were 44% and 41% for the corresponding periods in 2004. The decreased cost of revenues for the three month and nine month periods ending September 2005 as compared to 2004 was attributed to less product cost, less material usage, reduced salary expense and a decrease in facility expense.

Research and development expenses. Research and development expenses for the three and nine months ended September 30, 2005 were $800,000 and $2.6 million, respectively, compared to $887,000 and $2.6 million for the corresponding periods in 2004. Expenses in the first, second and third quarters of 2005 included increased costs for our circulating tumor cell development initiative and lower costs for our developed Ariol and CytoVision systems. For the quarter ending September 30, 2005, expenses for the circulated tumor cell initiative were $294,000.

Sales and marketing expenses. Sales and marketing expenses for the three and nine months ended September 30, 2005 were $1.4 million and $4.1 million, respectively, compared to $1.6 million and $5.0 million for the corresponding periods in 2004. Expenses were lower in the first, second and third quarters of 2005 as compared to 2004 due to reduced headcount in sales and marketing and lower overall marketing costs as a result of management actions taken in January 2005 to streamline our operations. For the quarter ending September 30, 2005, expenses for the circulated tumor cell initiative were $222,000.

General and administrative expenses. General and administrative expenses for the three and nine months ended September 30, 2005 were $1.1 million and $3.1 million, respectively, compared to $900,000 and $3.0 million for the corresponding periods in 2004. Expenses for the quarter ended September 30, 2005 included $0.2 million for professional fees related to the maintenance of our patent portfolio as well as fees associated with the settlement of our dispute with the Inland Revenue.

Other income (expense), net. Other expense of $128,000 in the third quarter of 2005 was due primarily to foreign exchange losses of $64,000 incurred in the translation of various balance sheet items and transaction loss from foreign currencies into the U.S. dollar and interest expense of $72,000 owed primarily on interest due related to the settlement of our tax dispute with the Inland Revenue and our bank borrowings. Other income, net of $5,000 in the third quarter of 2004 was primarily comprised of $20,000 in foreign exchange gains incurred in the translation of various balance sheet items from foreign currencies into the U.S. dollar and $17,000 of interest expense related to our bank borrowings.

For the nine month periods ending September 30, 2005 and 2004, foreign currency translation and exchange losses and interest expense primarily caused the net other expense. The foreign exchange loss for the period ending September 30, 2005 relates to the weakening of the U.S. dollar against the British Pound Sterling. For the nine months ending September 2004 foreign exchange losses and interest expense primarily caused the net other expense.

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Interest income	$18	$9	$46	$20
Interest expense	(72)	(17)	(115)	(60)
Foreign exchange gains (losses)	(64)	20	(221)	(34)
Miscellaneous	(10)	(7)	(6)	(11)

Total	$(128)	$5	$(296)	$(85)

Income tax. Income tax of $163,000 in the third quarter of 2005 was due to the settlement with the UK Inland Revenue for taxable year 2000.

Liquidity and Capital Resources

At September 30, 2005, we had cash and cash equivalents of $3.2 million and a working capital deficit of $691,000, compared to $3.9 million in cash and cash equivalents and a $603,000 working capital surplus at December 31, 2004. Restricted cash, which collateralizes various credit card and bank guarantees in the United Kingdom, amounted to $176,000 at September 30, 2005 and $193,000 at December 31, 2004.

Cash used in operations for the nine months ended September 30, 2005 and 2004, respectively was $974,000 and $399,000.

Cash used by operations for the nine months ended September 30, 2005 included a net loss of $1.3 million. Reduced inventories through improved supply chain management provided cash of $793,000. Depreciation provided cash of $548,000. Other assets primarily related to UK prepaid rent and other provided cash of $150,000. Payments on accounts payable and accrued expenses related to accounting and legal fees related to the restatement of our prior financial statements, as well as expenses related to settled patent litigation with Clarient used cash of $685,000. A decrease in deferred revenue largely due to the recognition of deferred revenue used cash of $243,000. Deferred rent used cash of $113,000.

Cash used by operations for the nine months ended September 30, 2004 included a net loss $1.9 million. Reduced accounts receivable and an increase in deferred rent incentive received for the San Jose facilities provided cash of $2.1 million. Deferred rent provided approximately $695,000 in cash as a result of the leasehold improvements incentives provided by the landlord to move into our San Jose facility. Depreciation provided cash of $429,000. Increase in inventory purchases used cash of $412,000. Deferred revenue related to the restatement used cash of $962,000.

Accounts receivable as a percent of third quarter revenues were 83% at September 30, 2005, compared to 84% at September 30, 2004 and 71% for the quarter ending December 31, 2004. This strong relationship between quarter-end receivables and that quarter’s sales is primarily due to the fact that most of our sales occur late in the quarter as is typical of a capital equipment business. Although our payment terms are net 30 days, certain customers, specifically government, university, Asian and European customers, tend to take longer to pay their receivable balances.

Cash used in investing activities for the nine months ended September 30, 2005 was comprised of approximately $220,000 for property, plant and equipment compared to $884,000 for the same period ending 2004. In the period ending September 30, 2004, approximately $884,000 was spent on capital equipment and leasehold improvements for our San Jose headquarters which we moved into in 2004.

Cash provided by financing activities for the nine months ended September 30, 2005 was $358,000 compared to cash provided of $3.3 million for the period ending September 30, 2004. Our net bank borrowings for the period ending

September 30, 2005 was approximately $448,000 compared to net repayment of $599,000 for the period ending September 30, 2004. In the first half of fiscal 2004, we received $3.9 million net from the issuance of common stock in a private placement transaction.

We have a loan agreement with SVB which provides for borrowing of up to $3.5 million based on the level of certain of our North American accounts receivable. In February 2005, the loan agreement was amended to extend the term of the loan for two years through March 2007. In April 2005, the loan agreement was amended to revise the minimum net worth covenant commencing April 2005 to $1,000 at the end of each month plus 70% of all consideration received from and after March 2005 for equity securities and subordinated debt and 50% of any quarterly profits in the current quarter. As part of the April 2005 amendment to the loan agreement, the minimum tangible net worth requirement for March 2005 was waived by SVB. On September 17, 2005, SVB waived the minimum tangible net worth requirement for July and August 2005. On November 3, 2005 SVB waived the minimum tangible net worth requirement for September through December 2005.

At September 30, 2005, we had used $2.0 million of the facility with $4,000 available but not used. The interest rate on the facility was 8.75% at September 30, 2005, computed as the SVB prime rate plus 2 percent. The loan is collateralized by substantially all of the assets of our U.S. Corporation and requires maintenance of a minimum level of tangible net worth. Other loan covenants include the need to maintain insurance on our property, monthly reporting to SVB, the need to obtain SVB approval for any extraordinary action and a limitation on our U.S. corporation’s ability to transfer more than $600,000 to a subsidiary.

We collateralize various credit card and bank guarantees (used for customs clearance purposes) with cash deposits at an international bank in the United Kingdom. This amounted to $176,000 at September 30, 2005.

We believe that our current cash balances may not be sufficient to fund planned expenditures. This raises substantial doubt about our ability to continue as a going concern. We intend to raise additional funds through the issuance of equity or debt securities, or a combination thereof, in the public or private markets in order to continue operations, or sell the Company. Additional financing and merger opportunities may not be available, or if available, may not be on favorable terms. The availability of financing or merger opportunities will depend, in part, on market conditions, and the outlook for us. Any future equity financing would result in substantial dilution to our stockholders. If we raise additional funds by issuing debt, we may be subject to limitations on our operations, through debt covenants or other restrictions. If adequate and acceptable financing is not available, we may have to delay development or commercialization of certain of our products or license to third parties the rights to commercialize certain of our products or technologies that we would otherwise seek to commercialize. We may also reduce our marketing, customer support or other resources devoted to our products. Any of these options could reduce our sales growth and result in continued net losses.

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

Our stockholders’ equity has dropped below the threshold required for continued listing on the Nasdaq SmallCap Market. If Nasdaq’s listing department notifies us that it determines us to be deficient, we will need to disclose that fact publicly, and then we will be permitted an opportunity to regain compliance. Nasdaq has conditioned our continued listing on our ability to timely file all our periodic reports for all reporting periods through December 31, 2005. While it is our intent to make timely filings of all periodic reports for all reporting periods ending on or before December 31, 2005, we may not complete our filings on a timely basis. If we are not able to comply with the conditions specified by the Nasdaq, our shares could be delisted from the Nasdaq SmallCap Market. If delisted, our stock may be quoted using the Pink Sheets, OTC or other similar market. A delisting from the Nasdaq SmallCap Market may adversely impact our stock price, as well as our liquidity and the ability of our stockholders to purchase and sell their shares in an orderly manner, or at all. Furthermore, a delisting of our shares from the Nasdaq SmallCap Market could damage our general business reputation and impair our ability to raise additional funds. Any of the foregoing events could have a material adverse effect on our business, financial condition and operating results.

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

Revenue Recognition

The Company recognizes revenue on sales contracts upon the transfer of title of the product from the Company to the customer. In the vast majority of the Company’s sales contracts, the transfer of title occurs upon shipment of the product from the Company’s facility. However, in certain sales contracts, transfer of title may occur upon receipt or upon acceptance by the customer. Additionally, should there be a third party financing company involved in a sales contract and there is incremental risk in the sales contract (lease agreement) as compared to a sales contract where there is no third party leasing company involved in the transaction, the Company recognizes revenue over the life of the lease.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk Derivatives and Financial Instruments.

For the nine months ended September 30, 2005, there were no material changes from the disclosures made in our Form 10-K for the year ended December 31, 2004. We maintain our funds as cash or cash equivalents, primarily in money market investments with a maturity of less than 90 days. We invested these funds at an average interest rate of 3.16% for the third quarter of 2005. These investments are not subject to interest rate risk.

Item 4. Disclosure Controls and Procedures.

(a) Evaluation of disclosure controls and procedures.

We maintain “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective.

(b) Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

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

APPLIED IMAGING CORP. (Registrant)

Date: November 14, 2005	By:	/s/ ROBIN STRACEY
Robin Stracey
Chief Executive Officer