Form 10-K
period 2005-12-31
APPLIED IMAGING CORP
filed 2006-03-29
CIK 816066

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2005

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

Common Stock, $0.001 par value

(Title of Class)

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐    No  ☒

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐    No  ☒

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Act).

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on June 30, 2005 (which is the last business day of Registrant’s most recently completed second fiscal quarter) was approximately $6,909,413 The number of shares of Common Stock outstanding as of March 14, 2006: 5,588,593.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates information by reference from the Registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year.

APPLIED IMAGING CORP.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

This annual report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements relating to product developments and launches, sales growth, operating performance, the adequacy of our current capital resources and the timing of future capital requirements. Our actual results could differ materially from those predicted in the forward-looking statements as a result of risks and uncertainties including, but not limited to, those discussed in this annual report under “Item 1A. Risk Factors”, on pages 11-19. These risks and uncertainties include, but are not limited to, competition, medical device regulations, adverse changes in general economic conditions in the United States and internationally, adverse changes in the specific markets for our products, adverse changes in customer order patterns, ability to raise funding, risks associated with a consolidating industry, and the failure to timely develop and launch new products, particularly those for the detection, quantification and characterization of circulating tumor cells. You should not rely on these forward-looking statements, which reflect our position as of the date of this report. We are under no obligation to revise or update any forward-looking statements.

PART I

ITEM 1.	BUSINESS

The Company

Applied Imaging Corp. (“Applied Imaging”, the “Company”, “we” or “our”) was incorporated in California in July 1986, and reincorporated in Delaware in October 1996. In November 1996, we completed an initial public offering of common stock that was listed on the Nasdaq National Market under the symbol AICX. Our common stock currently trades on the OTC Bulletin Board under the symbol AICX.OB.

We are headquartered in San Jose, California, and have additional facilities in the United Kingdom (“U.K.”). We are the leading supplier of automated image capture and analysis systems for the detection and characterization of chromosomes and molecular markers in genetics and cancer applications. Our products include systems for conventional white light (brightfield) and fluorescent microscopy, including the CytoVision and Ariol product families. We sell our products globally through a direct sales force, third-party distributors and independent agents or representatives. As of March 13, 2006, we employed total of 70 full-time employees worldwide and have installed over 4,000 instruments in over 1,000 laboratories in more than 60 countries.

We develop, manufacture, and market automated image capture and analysis systems for use in cytogenetics laboratories, for chromosomal analysis, and in pathology laboratories, for cancer research and diagnostics. Our systems typically consist of a brightfield and/or fluorescence microscope, a digital image capture device, a computer, a monitor, a screen, a printer, and proprietary software. Working with a cell or tissue sample on a glass slide under the microscope, our systems have the capability to find, image and analyze features of interest, then present the results as a gallery of images (plus supporting data) on a computer monitor for examination by either a researcher or a clinical professional.

Fields of interest for cytogeneticists include pre-natal and post-natal diagnosis of chromosomal disorders, analysis of in-vitro fertilized cells prior to implantation, and classification of solid tumors and leukemias prior to the selection of treatment. Our CytoVision , PowerGene and QUIPS systems are widely utilized in cytogenetics laboratories because of their ability to analyze human chromosome preparations using powerful software classification algorithms and specialized user interfaces. Some of these systems also incorporate the capability to analyze and record images produced by advanced genetic research assays that employ fluorescent in-situ hybridization (“FISH”), a technique to detect chromosomal changes in cells using fluorescent-tagged DNA segments, or comparative genomic hybridization (“CGH”) techniques to measure the amount of a given genetic sequence in a cell.

In the field of pathology, our systems are found in both research and clinical diagnostic settings. In research labs, they are used primarily by investigators focused on identifying and understanding biomarkers for cancer as well as development of targeted therapeutics. In clinical labs, they are primarily used for the analysis of tumor sections resected during surgery, or for imaging and analysis of rare or abnormal cells, such as tumor cells in lymph nodes, in tissue or in bone marrow samples. Our Ariol system, launched in 2002, is a high-throughput system designed to automate and standardize the analysis of immunohistochemistry (“IHC”) and FISH test results. Research needs include high throughput, automated, random-access scanning and analysis of samples, and generation of high quality, quantitative data that is reliable, reproducible and observer-independent. Applications available on the Ariol system include detection of metastatic cancer cells that may be found in bone marrow and other clinical samples, lymph node analysis, tissue microarray (TMA), microvessel density quantification (angiogenesis) and immunofluorescence. The SPOT system, also launched in 2002, automatically detects and counts fluorescent-labeled DNA probe signals in cells. This system is designed for a range of applications, one of which is to assist in the detection of specific genetic abnormalities that identify which patients may respond to new molecularly targeted therapies. It can be used, for example, to automate the analysis of a fluorescent DNA probe assay (BCR-ABL) that may be a factor in the selection of patients with chronic myelogenous leukemia who may be candidates to receive Novartis’ Gleevec® therapy. Another important application is for chromosome X and chromosome Y analysis in sex-mismatched bone marrow transplant patients. A comparison of the proportion of cells belonging to the bone marrow donor versus the recipient can be used to evaluate engraftment success.

We also market imaging systems designed for use in plant and animal genetic research programs.

Our customers include government and private clinical laboratories, research institutions, universities, and biotech and pharmaceutical companies located in North America, Europe and Asia.

In 2004, we applied for clearances from the U.S. Food & Drug Administration (FDA) for one application on the SPOT system and one application on the Ariol system. In January 2005, we received FDA 510(k) clearance to market our automated application for chromosome X and chromosome Y analysis in bone marrow transplant patients. Our SPOT system utilizes this application to enumerate tests that are important indicators in evaluating the viability of opposite-sex bone marrow transplants. In May 2005, we received FDA 510(k) clearance to market our HER-2/neu FISH application on Ariol, which is designed to detect HER-2/neu gene amplification in breast cancer biopsy samples.

In 2003, we entered into a significant collaboration agreement with the Wellcome Trust Sanger Institute, a leading genomics research center based in the United Kingdom, to be its sole imaging development partner in the Atlas of Gene Expression project. We have the exclusive worldwide commercial rights to sell the various Ariol applications developed under the agreement.

In 2004, we introduced Ariol 2.0, which included an expanded suite of applications for the Ariol platform. In addition to panel-based IHC analysis and tissue or cellular rare event detection, applications now include microvessel density quantification (angiogenesis), ploidy, immunofluorescence, and tissue microarray. Ariol combines the ability to find targeted cancer cells using conventional brightfield microscopy techniques, with our decade-long experience in fluorescence microscopy, in which narrow wavelengths of light are used to detect probes that are labeled with fluorescent tags. Taken together, these technologies allow researchers and pathologists using Ariol to correlate protein expression on, or within, a cell with expression of specific nucleic acids. Both protein and nucleic acid expression data are emerging as required parameters when assessing the precise nature of a given tumor or cancer cell. Protein and nucleic acid expression data are increasingly being used to select the most effective cancer therapies for individual patients.

Also in 2004 we formed a wholly-owned subsidiary, CTC, Inc., to develop and commercialize a system for the detection, quantification and characterization of tumor cells in circulating blood. The system in development leverages Ariol’s well-established rare cell detection capabilities. In 2005, we increased our investment in our CTC initiative with the build-out of our lab, hiring of key scientific staff and the development of CTC specific staining protocols and imaging algorithms. We are now developing and optimizing a tumor cell enrichment method for preparation of blood samples prior to analysis on the Ariol platform. If successfully developed, we anticipate launching our first commercial CTC product in 2007.

Prenatal Diagnostics, Postnatal Diagnostics and Cancer

All genetic information in an organism is contained in its chromosomes, made up of strands of DNA. DNA is comprised of paired nucleotide bases and genetic information is encoded by the specific order of the nucleotide bases within units called genes. Genes are organized linearly along the chromosomes and carry the required genetic information. Chromosomal studies allow clinicians to examine genetic rearrangements at both a macro level, by examining all chromosomes within the nucleus of a cell simultaneously, and at a micro level, by examining specific DNA probes for individual nucleic acid sequences.

Fields of interest for cytogeneticists include pre-natal and post-natal diagnosis of chromosomal disorders, analysis of In-Vitro fertilized cells prior to implantation, and classification of solid tumors and leukemias prior to the selection of treatment.

Prenatal testing is the process of detecting certain types of chromosomal disorders in a fetus at an early stage of pregnancy. Definitive prenatal testing is currently performed by extracting fetal cells and inspecting the chromosomes within such cells to diagnose specific genetic disorders. Fetal cells are obtained by one of two common procedures, amniocentesis or chorionic villus sampling. Once the sample is extracted it is forwarded to a cytogenetics laboratory, where the cells are cultured and deposited on a microscope slide. The slide is then examined under a microscope in order to locate and analyze cells undergoing active cell division, at which point, the chromosome complements of the dividing cells are visible.

Prenatal chromosomal disorders may occur when genes or portions of genes move between chromosomes, when portions of chromosomes or the genes they contain are missing or when an abnormal number of chromosomes are present in the cell. Chromosomes can be seen with the aid of a microscope and, when stained with certain dyes, reveal light and dark bands reflecting regional variations in the DNA of the cell. Differences in size and banding pattern allow the chromosomes to be distinguished from each other and may help identify a chromosomal disorder. The most common prenatal chromosomal disorder, Down Syndrome, also known as trisomy 21, occurs when there are three copies of chromosome 21 in the human genome. Other prenatal clinical syndromes caused by the most common chromosomal abnormalities may result in mental retardation, impaired physical development and abnormal sexual development. Cancer cells frequently demonstrate complex chromosomal abnormalities. The chromosomal analysis of leukemias and lymphomas, for example, provides clinicians with supplementary information useful in the classification of the disease and may also provide useful indicators of therapeutic choice.

Our current products sold into the prenatal, postnatal and chromosomal cancer diagnostic market fall into the CytoVision Family of Systems.

CytoVision is a chromosome analysis system that integrates standard karyotyping capability (the sorting and presentation for analysis of a chromosome population from a cell of interest) with advanced FISH imaging technologies, including color chromosome analysis techniques. The system’s computerized image capture and analysis capabilities incorporate pattern recognition and automated chromosome classification algorithms. CytoVision provides automated karyotyping capabilities, a variety of user-defined image enhancement and report annotation features, and full screen display options. The DNA imaging capability of the system detects and analyzes signals from DNA probes that have been applied to cell nuclei. CytoVision systems enhance images of often-faint fluorescent DNA probes and provide the operator with a range of analytical tools. Systems may also be upgraded to detect genetic amplifications and deletions in tumor cells utilizing a research technique known as Comparative Genomic Hybridization (CGH).

The CytoVision ChromoScan is Applied Imaging’s most comprehensive system for automated chromosome analysis. The ChromoScan integrates many of the key features of our earlier products into one system capable of automated microscope slide scanning, advanced chromosome analysis and fluorescent image processing. The ChromoScan allows laboratories to automatically scan slides to locate specific cells for chromosome analysis or other genetic studies utilizing fluorescent DNA probes, thereby eliminating what can be one of the most tedious and time-consuming aspects of cytogenetic analysis, manual slide scanning. The system accomplishes this in the background while simultaneously allowing the technologist to process and analyze images previously identified.

The CytoVision SPOT system is specifically designed to automatically detect and count fluorescent-labeled DNA probe signals in cells. Examples of its application include detection of specific genetic abnormalities that identify which patients may respond to molecularly targeted therapies (e.g.: the selection of patients with chronic myelogenous leukemia as candidates for Novartis’ Gleevec® therapy) and sex chromosome (X & Y) analysis in sex-mismatched bone marrow transplant patients as an indicator of likely engraftment success.

All the product modules in the CytoVision family are compatible with one another and can be easily integrated into a comprehensive network-based system with common data management protocols.

Cancer Research and Diagnostics

There are an increasing number of therapeutic products under development by biotechnology and pharmaceutical companies that target biological pathways implicated in cancer. Such development work typically involves establishing a basic understanding of a particular gene or expressed protein expression, evaluating the efficacy of candidate cancer treatment drugs and/or selecting patient populations as targets for candidate drugs. Ariol is an automated, high-throughput, random-access, scanning system for the analysis of stained cell and/or tissue samples on microscope slides. It generates high quality images and quantitative data that is reliable, reproducible and observer-independent, and, as such, is well-suited to the needs of cancer researchers and clinicians.

The Ariol system is also FDA 510(k) cleared for in-vitro diagnostic use as an aid to the pathologist in the detection, classification, and counting of cells of interest based on particular color, intensity, size, pattern and shape. Analysis of stained cell or tissue samples on microscope slides can be conducted either manually through a microscope or with an automated system, such as Ariol. Given the complexity of cancer, the subjectivity of manual diagnosis, the toxicity of many therapies and the increasing cost of treatment, we believe there is a growing need for more accurate tools for patient diagnosis and monitoring.

Ariol offers a broad range of multiparametric analyses to aid pathologists in the interpretation of complex test results both for research and for diagnostic purposes. Its capabilities include immunohistochemical (IHC) analysis, rare or abnormal cell detection and fluorescent analysis.

Immunohistochemical (IHC) analysis

Immunohistochemical applications include automated analysis of breast cancer patient samples prior to cancer therapy choice (a test panel that includes Estrogen Receptor (ER), Progesterone Receptor (PR), Ki67 and HER-2/neu), DNA Ploidy, analysis of microvessel density (angiogenesis) and analysis of tissue micro-arrays (TMA’s). In 2003, we applied for clearances from the FDA for three breast cancer panel IHC applications for the Ariol system, namely HER-2/neu, estrogen receptor (ER) and progesterone receptor (PR). These three applications were cleared by the FDA in the first quarter of 2004. The other IHC applications discussed above have been released for research use only, pending application to the FDA for full clearance of the applications for routine clinical use. With regard to these uncleared cancer pathology applications, we have developed, or are developing, data on these uses and other applications of the Ariol system in various studies. However, until we submit and obtain clearances from the FDA, we cannot make medical or diagnostic claims for these applications.

Rare or abnormal Cell Detection

Metastasis is the spread of cancer beyond the primary tumor and is typically not easily detectable with routine testing methods. When metastatic cells are identified in distant locations, the patient’s status will typically change to reflect more advanced disease. Ariol applications that may be useful in this area include detection and analysis of tumor cells in bone marrow, an FDA 510(k) cleared application, and detection and analysis of tumor cells in lymph nodes.

In 2004, we formed a wholly-owned subsidiary, CTC, Inc., to develop and commercialize a system for the detection, quantification and analysis of tumor cells in circulating blood. The system in development leverages Ariol’s well-established rare cell detection capabilities. During 2005, our CTC subsidiary made progress in optimizing the staining protocol and the circulating tumor cell image analysis algorithms, as well as assessment of alternative technical approaches to blood sample preparation prior to the analysis on Ariol.

Fluorescence analysis

Fluorescence applications include interphase cellular FISH analysis, interphase tissue FISH analysis and immunofluorescence. In 2004 we applied for clearance from the FDA for Ariol HER-2/neu FISH application, which is designed to detect HER-2/neu gene amplification in breast cancer biopsy samples via fluorescence in situ hybridization (FISH). The application, which complements and completes the breast cancer panel on the Ariol system, was cleared by the FDA in the second quarter of 2005. The Ariol HER-2/neu FISH application assists in the analysis of a complex test that is an important factor in the evaluation and selection of certain breast cancer patients for Genentech’s Herceptin® (Trastuzumab) therapy. Herceptin® is the first humanized antibody approved for the treatment of HER-2/neu positive metastatic breast cancer. Herceptin® targets HER-2/neu protein on the cell surface. Research indicates that women with HER-2/neu positive metastatic breast cancer have a more aggressive disease, greater likelihood of recurrence, poorer prognosis and approximately half the overall survival of women with HER-2/neu negative breast cancer. The Ariol HER-2/neu FISH application uses the PathVysion® HER-2/neu DNA Probe kit from Vysis, Inc. Ariol’s menu of FDA 510(k) cleared breast cancer applications now includes HER-2/neu Immunohistochemistry (IHC), HER-2/neu FISH, Estrogen Receptor (ER), and Progesterone Receptor (PR).

Plant and Animal Genetics

An active area of basic research and commercial product development is the advanced analysis of plant and animal genomes. Researchers apply chromosome analysis techniques to plants and animals that have wide variations in the makeup of their chromosome complements. The analysis of chromosomes from animal and plant species has proven valuable in the development and testing of genetic improvements to crops, in cancer studies using animal models and in different veterinary applications. This market is served by our proprietary Genus system. Genus was adapted from technology pioneered on our CytoVision systems. Genus incorporates flexible modules that allow researchers to customize the system for studies of specific plant or animal species.

Sales, Marketing and Distribution

We currently sell our image analysis products to government and private clinical laboratories, hospital laboratories, research institutions, universities, biotech companies and pharmaceutical companies. In North America, we sell our products directly to end-users. In March 2005, as part of a settlement of ongoing patent infringement litigation, we entered into an agreement with Clarient granting non-exclusive rights to sell our Ariol product to certain customers. As of March 13, 2006, the North American commercial organization consisted of 25 sales, service and application support specialists. Outside of North America, we sell our products either directly, through independent distributors, or through local agents who are remunerated on a commission basis. We manage our sales and distribution activities for the Americas and Asia from our headquarters facility in San Jose, California. Commercial activities for Europe, the Middle East and Africa are managed through Applied

Imaging International Ltd., a wholly owned subsidiary located in the United Kingdom. As of March 13, 2006, our non U.S.-based commercial organization consisted of 15 sales, service and application support professionals, based in the United Kingdom, Australia, France, Israel and Germany. Our primary distributors are located in Italy, Spain, China, Japan and South Korea. A partner of our primary distributor in Spain, Olympus Tecnicas, is also an investor in our Company.

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

Manufacturing

We assemble and test components and subassemblies made by outside vendors to our specifications. We order components and subassemblies to forecast and assemble specific configurations on receipt of firm orders. Our investigational and clinical products are subject to regulation by the FDA and all products are subject to regulation by U.S. government export controls, primarily as they relate to the associated personal computers.

Under current law, if we manufacture finished devices in the U.S., we are required to comply with the FDA’s Quality System Regulation and the State of California’s current Good Manufacturing Practice (“GMP”) regulations. In addition, the FDA and/or the California authorities may inspect our manufacturing facilities on a regular basis to determine such compliance. Our facilities in Newcastle, England and San Jose, California have successfully completed periodic third-party audits that have resulted, most recently, in certification to the ISO 13485 (2003) standard for medical device companies. Our ISO certification is specifically for the design, manufacture, installation and support of cancer and genetic testing equipment.

Research and Development

Our research and development efforts include various research, product development, clinical evaluation, quality assurance, regulatory and process development activities. The focus of our research and development effort in 2005 was to continue to enhance the competitiveness of our core imaging systems through the launch of new software releases for the CytoVision cytogenetics workstation (versions 3.6 and 3.7) and our Ariol pathology system (version 2.1). Incrementally rolling out leading edge software releases that maintain our competitive edge is an important part of our strategy for the core business.

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

In 2005 we also furthered the development of our Ariol-based circulating tumor cell system. We made progress in optimizing the staining protocol for circulating tumor cells analysis on Ariol, refined our rare cell detection algorithm specifically for circulating tumor cells in blood and made progress in assessing alternative technical approaches to blood sample tumor cell enrichment. As part of this effort, in May 2005, we entered into an agreement with the University of Vermont to assist us in developing and clinically validating proprietary technology to detect, quantify and characterize circulating tumor cells in the blood of cancer patients.

Patents and Proprietary Rights

We have pursued patent protection and to date have 43 issued patents and 16 patent applications.

In addition to patents, we rely upon trade secrets, know-how and contractual arrangements to protect certain of our proprietary information and products. We also generally enter into confidentiality agreements with our employees and consultants designed to both protect our confidential information and prevent the disclosure of confidential information of prior employers and others.

We also rely upon registered trademarks to protect certain of our products. Applied Imaging’s registered trademarks include “Ariol”, “CytoVision”, “CytoNet”, “CytoTalk”, “Genus”, “PowerGene”, “CVChromoscan”, “CVChromofluor” and “RxFISH” . Pending registrations include “Applied Imaging” and “Slide Link”. We also have certain other trademark rights in the U.S. and other countries.

Competition

The market for our cytogenetic products is highly competitive. We believe that our primary competitors in this market are Metasystems and Applied Spectral Imaging. The principal competitive factors in this market are product features, ease of use, clarity of output, customer service, price and installed base. We believe that we compete favorably with regard to these factors.

The market for the Ariol system in cancer research and diagnostics is relatively new and still emerging. Currently, our primary competitors in this market are Clarient, Ventana Medical Systems and Aperio. We believe Ariol’s breadth of both brightfield and fluorescent applications, and multiple FDA 510(k) clearances, distinguishes it from the competition.

The market for circulating tumor cells is new and under development. If we are able to successfully develop the circulating tumor cell system, complete the necessary clinical studies and obtain appropriate regulatory approvals, we anticipate our primary competitor in the market will be Immunicon, although we expect other companies to enter this market.

Government Regulation

The testing, manufacturing, labeling, distribution, sales, and marketing of our products are subject to government regulation in the U.S. and in other countries. We believe that our future success will be significantly dependent upon commercial sales of both our CytoVision and our Ariol families of systems. These systems are currently used for a number of applications. Before we can promote these systems for specific applications in the U.S., we need to obtain FDA clearances. We have 510(k) clearances for our Ariol, CytoVision and PowerGene systems in the U.S., as well as for a number of discrete applications.

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

In addition to domestic regulation of medical devices, our current products and the products we have under development are subject to corresponding regulations governing safety processes, manufacturing processes and quality in foreign jurisdictions in which we operate or such products are sold. Following the adoption of the In Vitro Diagnostic Medical Device Directive of October 27, 1998, the European Community and its member countries have imposed more substantial regulation on In-Vitro diagnostic devices and equipment-like medical devices, and such regulation may affect our current products and products under development.

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

Employees

As of March 13, 2006, we employed a total of 70 full-time employees, including 20 in research and development, 7 in manufacturing, 33 in sales, marketing and technical support and 10 in finance and administration. As of March 13, 2006, 43 of our employees were based in the U.S., 22 in the United Kingdom, 2 in France, 1 in Germany, 1 in Australia and 1 in Israel. We are not subject to any collective bargaining agreements and we believe that our relationship with our employees is good.

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

ITEM 1A.	RISK FACTORS

The following represent some of the factors that create risk and uncertainty for our business and us. If any of the following factors actually occur, our business, financial condition or results of operations could be materially adversely affected.

We are evaluating our strategic options which could result in the sale of our assets, the sale of some or all of our business or a debt or equity financing, any of which may have a negative impact on our business and our stock price.

We do not have sufficient funds to fully implement our growth strategy. We have consequently engaged an investment bank to work with our management to evaluate our strategic options. Such evaluation could result in the sale of certain of our product lines, the licensing of certain of our intellectual property to third parties, the sale of our entire business, or the sale of our debt or equity securities. The terms of such transactions, if any, may be unfavorable to our stockholders. A sale of less than our entire business may result in a surviving entity that is materially different from what we are today. A sale of our entire business may not provide adequate proceeds to both discharge our liabilities and provide a return to our stockholders. A financing transaction may be highly dilutive to existing stockholders, impose constraints on our operations, or otherwise have a negative impact on our share price. The availability of strategic options will depend, in part, on market conditions, and the outlook for us. If these transactions do not occur, we may have to delay development or commercialization of certain of our products, license to third parties the rights to commercialize certain of our products or technologies that we would otherwise seek to commercialize, reduce our marketing, customer support or other resources devoted to our existing products, or otherwise cease certain or all of our operations.

We have a history of operating losses and may never achieve profitability.

We have not been profitable on a fiscal year basis since our inception in 1986. We incurred net losses of $1.0 million and $3.3 million in 2005 and 2004, respectively. As of December 31, 2005, we had an accumulated deficit of $50.3 million. We will continue to incur significant costs as we continue our efforts to develop and market our current systems and related applications. If we do achieve profitability in any period, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

The detection, quantification and characterization of tumor cells in circulating blood involve complex and unproven technologies. Our CTC initiative may never become commercially successful.

We are developing a system for the detection, quantification and characterization of tumor cells in circulating blood. Some of the technologies involved are complex and unproven. The timing of the system’s development may not meet our expectations. It is possible that we may never be successful in developing a system. Successful development of a system will require us to optimize a protocol for the enrichment of tumor cells. Optimizing a protocol for the enrichment of tumor cells is an effort that entails adapting existing research technology for a clinical setting, a challenging effort that neither we nor our competitors have yet succeeded in accomplishing. We may have to partner with one or more parties in our efforts to develop and optimize the system. We are now assessing, testing and optimizing other cell selection and depletion technologies and methods with other partners. Such partnerships may not be on terms favorable to us. Even if we were successful in developing a system, we may not have sufficient resources to commercialize the system. We may have to engage one or more commercialization partners and such relationships may not result in returns adequate to justify our investment.

Our common stock is currently traded on the over-the-counter market, and the liquidity of our stock may be seriously limited.

We have been delisted from the Nasdaq Capital Market. Our common stock is currently traded on the over-the-counter bulletin board. Trading on the over-the-counter bulletin board may adversely impact our stock price and liquidity, and the ability of our stockholders to purchase and sell our shares in an orderly manner.

Furthermore, the delisting of our shares could damage our general business reputation and impair our ability to raise additional funds.

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

We have experienced significant fluctuations in our quarterly operating results, and we expect to continue to experience fluctuations in the future. Our customers, who are primarily public and private clinical laboratories, research organizations and hospitals, generally operate on annual budgets. Their budgeting cycles and spending practices affect our revenues. Factors that may have an influence on our operating results in any particular quarter include:

•	demand for our products,

•	seasonality of our sales,

•	accounting, tax, consulting and other professional fees,

•	new product introductions by us or our competitors, and the costs and time required for a transition to the new products,

•	delays in the timing of introduction of new products, systems or applications due to longer research and development cycles than anticipated,

•	changes in the amount of reimbursement to our customers by insurance companies and other third parties for tests conducted on our systems,

•	timing of orders and shipments for capital equipment sales,

•	our mix of sales between our distributors and our direct sales force,

•	competition, including pricing pressures,

•	timing and amount of research and development expenses, including clinical and pre-clinical trial-related expenditures,

•	foreign currency fluctuations, and

•	delays between our incurrence of expenses to develop new products, including expenses related to marketing and service capabilities, and the timing of sales and payments received for the new products.

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

Our operating and capital expenditures are difficult to predict and can depend on a number of factors that are not entirely within our control.

The exact timing and amount of our operating and capital spending cannot be accurately determined and will depend on several factors, including:

•	market acceptance and demand for our products,

•	competing technological and market developments,

•	progress of our research and development efforts and planned clinical investigations, and

•	commercialization of products currently under development by us and our competitors.

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

Our internal controls and procedures for financial reporting may not ensure that our public filings include timely and reliable financial information.

The effectiveness of our controls and procedures is limited by a variety of factors including:

•	faulty human judgment and simple error, omissions or mistakes,

•	fraudulent action of an individual or collusion of two or more people,

•	inappropriate management override of procedures, and

•	the possibility that our enhanced controls and procedures may still not be adequate to assure timely and accurate information.

If we fail to maintain effective internal controls and procedures for financial reporting in place, we could be unable to provide timely and accurate financial information, be subject to, civil and criminal sanctions. By way of example, in March 2005, as a result of an internal investigation by our Audit Committee, we restated our consolidated financial statements for the years ended December 31, 2003 and 2002 and for the quarters ended March 31, 2004 and June 30, 2004 to reflect adjustments to our previously reported financial information. Also, as a result of the investigation, we were unable to timely file the Form 10-Q for the quarter ended September 30, 2004 or to announce our financial results for that period.

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

Unless an exemption applies, each medical device that we wish to market in the United States must first receive either 510(k) clearance or premarket approval from the FDA. The FDA’s 510(k) clearance process usually takes from three to twelve months, but may take longer. The premarket approval process generally takes from one to three years from the time FDA files the application, but it can be significantly longer and can be significantly more expensive. Although we have obtained the necessary 510(k) clearance for our products, our 510(k) clearance can be revoked if safety or effectiveness problems develop.

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

The market for medical diagnostic equipment for cancer, prenatal and other genetic tests is extremely competitive. Our competitors may succeed in developing products and obtaining related regulatory approvals faster than us.

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

We operate in a consolidating industry which creates barriers to our market penetration.

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

We have significant international operations based in the United Kingdom. As of March 13, 2006, 27 employees, constituting approximately 40% of the total number of our employees, were based outside the United States. We generate a substantial portion of our revenues from outside of the United States. In 2005 and 2004, we derived approximately 35% and 45% of our total revenues, respectively, from our customers and distributors outside of North America. We expect that international sales will continue to account for a significant portion of our revenues.

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

Our future success depends in significant part upon the continued service of key scientific, technical and management personnel, and our continuing ability to attract and retain them. Competition for these personnel is intense and we cannot assure you that we can retain our key scientific, technical and managerial personnel or that we can attract or retain other highly qualified scientific, technical and managerial personnel in the future. Our key employees include Robin Stracey, our President and Chief Executive Officer, Terence Griffin, our Chief Financial Officer, and Diane Day, our Corporate Vice President-Regulatory, Quality and Clinical Affairs.

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

Four of our stockholders who are institutions beneficially own over 43% of our outstanding common stock. Officers and directors as a group beneficially own 7% of our stock as of March 14, 2006. These stockholders will, to the extent they act together, have the ability to exert significant influence and control over matters requiring the approval of our stockholders. Their interests may be different from yours. Matters that typically require stockholder approval include: (i) election of directors; (ii) approval of a merger or consolidation; and (iii) approval of a sale of all or substantially all of our assets. Accordingly, you may not be able to influence any action we take or consider taking, even if it requires a stockholder vote.

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

The market prices for securities, generally, and for medical diagnostic instrument companies, in particular, including our common stock, have historically been highly volatile. Investment in our common stock is risky, and you could lose all or part of your investment. Many factors could cause the market price of our stock to fluctuate, perhaps substantially, including the announcement of:

•	an Audit Committee investigation,

•	our need to seek additional funding in the near future to maintain our operations as planned,

•	material weakness in our internal controls or procedures,

•	technological innovations or new competitor products,

•	developments concerning proprietary rights, including patents and litigation matters,

•	publicity regarding actual or potential results with respect to products under development,

•	regulatory developments in the United States or other countries,

•	changes or potential changes in reimbursement rates to our customers,

•	developments in relationships with partners or distributors,

•	public concern as to the safety of new technologies, or

•	changes in financial estimates by securities analysts or our failure to meet those estimates,

In addition, changes in our operating results may cause the market price of our common stock to fluctuate.

Any future sale of a substantial number of shares eligible for resale could depress the trading price of our stock, lower our value and make it more difficult for us to raise capital.

According to Forms 4, 13D and 13G filed by our stockholders, approximately 2.8 million shares of our common stock, stock options and warrants (representing approximately 43% of the total shares outstanding) are held by affiliates. Should anyone of our affiliates sell any or all of their holdings in our common stock, it may have the effect of depressing the trading price of our common stock. In addition, such sales could lower our value and make it more difficult for us to raise capital.

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

Changes in, or interpretations of, accounting principles, such as expensing of stock options, could result in unfavorable accounting charges.

We prepare our consolidated financial statements in conformity with U.S. generally accepted accounting principles. These principles are subject to interpretation by the SEC and various bodies formed to interpret and create appropriate accounting principles. A change in these principles can have a significant effect on our reported results and may even retroactively affect previously reported transactions. Our accounting principles that recently have been or may be affected by changes in the accounting principles are as follows:

•	software revenue recognition

•	accounting for share-based payments

•	accounting for business combinations and related goodwill

In particular, the FASB recently issued SFAS 123R which requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our consolidated statements of income. The accounting provisions of SFAS 123R are effective for annual periods beginning after June 15, 2005. We are required to adopt SFAS 123R in the first quarter of fiscal year 2006. We believe that the adoption of SFAS 123R will have a significant adverse effect on our reported financial results and may impact the way in which we conduct our business. Please refer to the section entitled “Recent Accounting Pronouncements” for further information regarding SFAS 123R.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our corporate headquarters are located in an approximately 24,095 square foot facility in San Jose, California, under a lease, which terminates on June 30, 2009. We have the right to extend the lease in San Jose for an additional five years. In the United Kingdom, we lease an approximately 10,000 square foot facility in Newcastle under a lease that terminates on July 2, 2008. We have approximately 4,400 square feet in our League City, Texas facility. The Texas lease expires on October 31, 2006.

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY

Our common stock is traded on the Over the Counter Bulletin Board under the symbol AICX.OB. During 2005, our stock traded on Nasdaq Capital Market under the symbol “AICX.” The following table sets forth the range of the high and low sale prices by quarter as reported on the Nasdaq Market for the periods indicated. All amounts shown in the following table have been adjusted to reflect a 1-for-4 reverse stock split of the common stock effected May 20, 2005.

	High	Low
2005
First Quarter	$4.08	$1.92
Second Quarter	2.64	1.36
Third Quarter	2.70	1.34
Fourth Quarter	1.70	0.88

2004
First Quarter	$14.00	$5.28
Second Quarter	7.00	3.44
Third Quarter	4.20	1.76
Fourth Quarter	3.48	1.44

As of March 13, 2006, the last reported sales price of our Common Stock on the Over the Counter Bulletin Board was $1.72 per share, the number of common stockholders of record was 116, and the number of beneficial holders exceeded 3,000. We have not paid dividends in the past. We intend to retain any earnings for use in our business and we do not anticipate paying any cash dividends in the foreseeable future.

The information required by this Item regarding securities authorized for issuance under equity compensation plans is incorporated by reference to the information set forth in Item 12 of this Annual Report on this Form 10-K.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The following tables set forth the selected consolidated financial data for each of the years in the five-year period ended December 31, 2005. The selected consolidated financial data is qualified in its entirety and should be read in conjunction with our consolidated financial statements as of December 31, 2005 and notes thereto set forth on pages 39 to 55 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Form 10-K.

All per share amounts shown in the following table have been adjusted to reflect a 1-for-4 reverse stock split of the common stock effected May 20, 2005:

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(In thousands, except per share data)
	(Unaudited)
Consolidated Statement of Operations Data:
Revenues:
Product sales	$14,309	$15,204	$13,095	$15,288	$13,704
Software maintenance, service and grant revenues	5,784	5,436	5,864	5,360	4,583

Total revenues	20,093	20,640	18,959	20,648	18,287
Cost of revenues	7,898	8,394	8,265	8,126	7,669

Gross profit	12,195	12,246	10,694	12,522	10,618

Operating expenses:
Research and development	3,469	3,707	3,689	3,416	3,900
Sales and marketing	5,359	6,644	7,268	7,191	7,457
General and administrative	4,155	5,119	2,539	2,567	2,662
Amortization of goodwill	—	—	—	—	306
Restructuring costs	—	—	—	220	—

Total operating expenses	12,983	15,470	13,496	13,394	14,325

Operating loss	(788)	(3,224)	(2,802)	(872)	(3,707)
Other income (expense), net	(76)	(79)	6	(64)	(18)
Provision for taxes	(163)	—	—	—	—

Net loss	$(1,027)	$(3,303)	$(2,796)	$(936)	$(3,725)

Net loss per share—basic and diluted	$(0.21)	$(0.73)	$(0.70)	$(0.24)	$(0.98)

Shares used to calculate basic and diluted net loss per share	4,784	4,548	3,986	3,954	3,798

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information in this Item 7 contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of risks and uncertainties, including, but not limited to, those discussed under Item 1A in this document entitled “Risk Factors,” and those discussed in other reports filed with the Securities and Exchange Commission. You should not rely on these forward-looking statements, which reflect our position as of the date of this report. We are under no obligation to revise or update any forward-looking statements.

Overview

We were incorporated in California in July 1986, and reincorporated in Delaware in October 1996. In November 1996, we completed an initial public offering of common stock that was listed on the Nasdaq National Market under the symbol AICX, our common stock currently trades on the Over the Counter Bulletin Board under the symbol AICX.OB. We are headquartered in San Jose, California, and have additional facilities in the United Kingdom. We are the leading supplier of automated image capture and analysis systems for the detection and characterization of chromosomes and molecular markers in genetics and cancer laboratories. Our products include systems for fluorescent and brightfield microscopy, including the Ariol, and CytoVision product families. We sell our products globally through a direct sales force, third-party distributors and independent agents or representatives. We employ approximately 70 people worldwide.

We have an installed over 4,000 instruments in over 1,000 laboratories in more than 60 countries.

We develop, manufacture, and market automated image capture and analysis systems for use in cytogenetic laboratories for prenatal testing and chromosomal analysis, and in pathology laboratories for cancer research and diagnostics. Our CytoVision, PowerGene and QUIPS systems are widely utilized in cytogenetics laboratories because of their ability to analyze human chromosome preparations using powerful software classification algorithms and a specialized user interface. These systems also incorporate the capability to analyze and record images produced by advanced genetic research assays that employ fluorescent in situ hybridization (“FISH”), a technique to detect chromosomal changes in cells using fluorescent-tagged DNA segments, or comparative genomic hybridization (“CGH”) techniques to measure the amount of a given genetic sequence in a cell. Our Ariol and SPOT systems, which collectively form the OncoPath product family, are used for cancer research and to assist in cancer diagnostics. The Ariol, launched late in 2002, is a high-throughput system designed to automate and standardize the analysis of immunohistochemistry (“IHC”) and FISH test results. The system is also designed to detect micrometastatic cancer cells that may be found in bone marrow and other clinical samples. The SPOT, also launched in 2002, automatically detects and counts fluorescent-labeled DNA probe signals in cells. This system is designed for a range of applications, one of which is to assist in the detection of specific genetic abnormalities that identify which patients may respond to new molecularly targeted therapies. For example, it can be used to automate the analysis of a fluorescent DNA probe assay that may be a factor in the selection of patients with chronic myelogenous leukemia to receive Novartis’ Gleevec therapy. We also market imaging systems designed for use in plant and animal genetic research programs.

Our customers include government and private clinical laboratories, research institutions, universities, biotech and pharmaceutical companies located in the North America, Europe and Asia.

In 2003, we applied for clearances from the FDA for three applications for the Ariol system—HER-2/neu immunohistochemistry, estrogen receptor (ER) and progesterone receptor (PR). These three applications were cleared by the FDA.

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

Also in 2004 we formed a new wholly-owned subsidiary, CTC, Inc., to develop and commercialize a system for the detection, quantification and characterization of tumor cells in circulating blood. The system in development leverages Ariol’s well established rare cell detection capabilities. In 2005, we began investing in our CTC initiative with the build out of our lab, hiring of key scientific staff and the development of CTC specific imaging algorithms. In conjunction with partners, we are assessing, testing and optimizing various cell selection and depletion technologies and methods and expect to choose a cell selection and depletion technology in 2006.

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

Results of Operations

Fiscal Years Ended 2005 and 2004

Revenues.    Revenues include sales of systems, software maintenance, service contract and grant revenues. Revenues decreased to $20.1 million for the fiscal year 2005 from $20.6 million for the fiscal year 2004, a decrease of 2.7%. The decrease in revenue in 2005 as compared to 2004 is due to the recognition of $1.6 million in revenue in 2004 for primarily Ariol system shipments which occurred in 2002 and 2003 but which revenue had been deferred until these customers were shipped the Ariol 2.0 software release which was included as part of the sales commitment. An increase in software, maintenance, service and grant revenues as a result of increased pricing of service contracts partially offsets a decrease in system sales. For fiscal years 2005 and 2004 revenues derived outside of North America were approximately 35% and 45% of total revenues, respectively. The decrease in international sales is attributable to lower Ariol sales as a result of the increase in the length of the sales cycle in Europe.

Sales of systems were $14.3 million in 2005, a decrease of 5.9% from $15.2 million in 2004. As previously discussed, this was primarily due to the deferral of revenue on 2002 and 2003 shipments with revenue recognized in 2004 upon the release of Ariol 2.0. Systems sales as a percentage of total revenue were 71% and 74% for 2005 and 2004, respectively. We expect our system revenues to increase in 2006 as we increase our sales efforts on the pharmaceutical market in the U.S. and Europe and as we increase our marketing efforts in the Pacific Rim region.

Software maintenance, service contract and grant revenues increased by 6.4% to $5.8 million in 2005 from $5.4 million in 2004. The increase in total service revenue is primarily due to improved pricing for our service contracts in 2005 as compared to 2004. Service as a percentage of total revenue increased to 29% in 2005 from 26% in 2004. We expect our service revenue to be flat in 2006 as compared to 2005.

Grant revenues fluctuate based on the completion of program milestones, with revenues being recognized as the work is performed. Grant revenues were $61,000 and $127,000 for 2005 and 2004, respectively.

Cost of Revenues.    Cost of revenues includes direct material and labor costs, manufacturing overhead, warranty-related expenses and post-warranty service and application support expenses. Cost of revenues decreased to $7.9 million compared to $8.4 million in 2004. As a percentage of revenues, total costs were 39% in 2005 compared to 41% in 2004. The lower costs as a percentage of revenues in 2005 as compared to 2004 are due primarily to reduced product costs and reduced service costs related to streamlined operations. We expect our cost of revenues to be negatively impacted by stock option and retention bonus expenses in 2006.

Cost of system revenues decreased to $5.9 million in 2005 from $6.2 million in 2004. Cost of system sales decreased primarily by the lower sales volume in 2005 compared to 2004. As a percentage of system revenue, system costs remained flat for 2005 and 2004 at 41%.

Cost of service contract, software maintenance and grant revenues decreased from $2.2 million in 2004 to $2.0 million in 2005. Cost of service was reduced as a result of our efforts in early 2005 to streamline our service organization. As a percentage of total service revenue, service costs decreased to 35% in 2005 as compared to 40% in 2004. Grant revenues did not have a significant impact on cost of revenues in either 2005 or 2004.

Research and Development Expenses.    Research and development (R&D) expenses decreased to $3.5 million in 2005 from $3.7 million in 2004 or by 6%. R&D expenses were 17% of revenues in 2005 as compared to 18% in 2004. Our R&D expenses during 2005 were primarily related to ongoing investments in our CytoVision and OncoPath product families. In 2005 we made a $1.1 million investment in our CTC program compared to $211,000 in 2004, added key scientists to the development staff, completed the build out of a lab and engaged the external collaboration of a university. We expect to increase our investment in our CTC development program in 2006. We expect our R&D expenses to be negatively impacted by stock option and retention bonus expenses in 2006.

Sales and Marketing Expenses.    Sales and marketing expenses decreased to $5.4 million in 2005 from $6.6 million in 2004, or by 19%. Sales and marketing expenses were 27% of revenues in 2005 as compared to 32% in 2004. Sales and marketing expenses declined in 2005 as compared to 2004 primarily as a result of reduced headcount related to a reorganization that took place in early 2005 with a focus on streamlining our commercial organization. Additionally, we reduced trade shows, promotion and travel costs. The reductions were partially offset by an expense of $400,000 on business development in our CTC program compared to $74,000 spent in 2004. We expect our sales and marketing expenses to increase in 2006 as compared to 2005 as we invest in lead generation programs and sales staff in support of our Ariol sales efforts. We expect our sales and marketing expenses to be negatively impacted by stock option and retention bonus expenses in 2006.

General and Administrative Expenses.    General and administrative expenses decreased by $900,000 in 2005 to $4.2 million from $5.1 million in 2004, a decrease of 19%. As a percentage of revenues, general and administrative costs were 21% in 2005 as compared to 25% in 2004. In 2005 as compared with 2004, we had lower personnel expenses and we did not incur costs associated with the restatement of our prior financial statements or legal fees associated with a patent dispute with Clarient. We expect our general and administrative expenses to be negatively impacted by stock option and retention bonus expenses in 2006.

Other Income (Expense), Net.    We had other expense of $76,000 in 2005 as compared to other expense of $79,000 in 2004. Primarily the expenses related to interest expense, interest income and foreign currency.

Provision for Taxes.    Income tax expense was $163,000 in 2005 compared to $0 in 2004. In September 2004, the Inland Revenue, the UK taxing authority, notified us that it disputed the valuation we applied to our Cytogenetics technology that we transferred from our UK subsidiary to us in a transaction which occurred in 2000, claiming that such valuation understated the fair value of the transferred assets. We originally valued the assets at £1.8 million ($3.5 million). The Inland Revenue indicated that it believed the value of the assets should have been £4.0 million ($7.7 million), which would have resulted in us owing tax of approximately £585,000 ($1.1 million). In further discussions with the Inland Revenue, we reached a settlement and recorded for the period ending September 30, 2005 a tax of $163,000 and interest expense of approximately of $44,000. As part of the settlement, the UK taxing authority is treating approximately £500,000 ($860,000) of the total sale as a capital gain to our subsidiary which reduces the amount of net loss for the year ending December 2000 but provides approximately £500,000 ($860,000) of net loss carryforwards for use in subsequent tax years.

Fiscal Years Ended 2004 and 2003

Revenues.    Revenues include sales of systems, software maintenance, service contract and grant revenues. Revenues increased to $20.6 million for the fiscal year 2004 from $19.0 million for the fiscal year 2003, an increase of 9%. The increase was due primarily to $1.0 million increase in sales of our Ariol system, including the recognition of revenue on sales of Ariol systems in 2004 that related to sales contracts entered into in 2003 and 2002 for which revenue was deferred because the terms of the sales contract had not been completely fulfilled. Principally, the deferral from 2003 was made because certain as not yet developed software applications were not delivered to customers until 2004. The increase in Ariol sales was offset by lower sales of our older generation products. For fiscal year 2004 and fiscal year 2003 revenues derived outside of North America were approximately 45% and 46% of total revenues, respectively.

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

Research and Development Expenses.    R&D expenses remained constant at $3.7 million in 2004 as compared to 2003. R&D expenses were 18% of revenues in 2004 as compared to 19% in 2003. Our research and development expenses during 2004 and 2003 were primarily related to ongoing investments in our CytoVision and OncoPath product families.

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

Other Income (Expense), Net.    We had other expense of $79,000 in 2004 as compared to other income of $6,000 in 2003. Primarily the expenses related to interest expense, interest income and foreign currency translation and transaction.

Liquidity and Capital Resources

We have funded our operations and capital investments primarily from our bank loan, and proceeds from the sale of our common stock and issuance of warrants. As of December 31, 2005, we had cash and cash equivalents on hand of $3.1 million and working capital of ($494,000). We intend to finance our operations primarily through our cash and cash equivalents, our bank loan, future financing and future revenues. On March 14, 2006, we completed a private placement of our common stock and warrants to purchase our common stock with gross proceeds of $1.3 million. We sold 773,812 common shares priced at $1.68 per share and warrants to purchase 193,453 common shares priced at $2.52 per share. The placement agent received a fee of $130,000 and warrants to purchase 77,382 common shares at $2.02 per share. Net proceeds after placement agent fees, legal and other costs were approximately $1.1 million.

Fiscal 2005 Compared With Fiscal 2004

As of December 31, 2005, we had cash and cash equivalents of $3.1 million compared to $3.9 million at December 31, 2004. We maintain our cash equivalents primarily in securities with maturities of 90 days or less. Restricted cash, which collateralizes various credit card and bank guarantees in the United Kingdom, amounted to $172,000 at December 31, 2005 compared to $193,000 at December 31, 2004. The decrease in cash and cash equivalents was due primarily to cash used in operations. Working capital amounted to ($494,000) at December 31, 2005, as compared to $603,000 at December 31, 2004.

Cash used in operating activities was $1.1 million in 2005 compared to $602,000 in 2004. In 2005, the uses of cash were a net loss of $1.0 million along with growth in accounts receivable of $958,000 and a reduction in accrued expenses of $395,000 while depreciation and amortization of $623,000 and reduced inventories of $712,000 were the main sources of cash. Management’s focus on supply chain management drove the reduction in inventories while a significant portion of our fourth quarter revenues occurred late in the quarter driving the increase in accounts receivable.

In 2004, main uses of cash included a net loss of $3.3 million and a reduction of deferred revenue of $1.8 million. The reduction of deferred revenue occurred as a result of the recognition of revenue on a number of sales contracts entered into in 2002 and 2003 that with the release of Ariol 2.0, were recognized as revenue in 2004. Sources of cash from operating activities in 2004 included a $2.0 million reduction of accounts receivable, an increase in accrued expenses of $972,000, an increase in deferred rent of $673,000 and a reduction of prepaid expenses of $542,000. The reduction in trade receivables was the result of increased collections while the increase in accrued expenses resulted from accounting and legal costs accrued related to the restatement of our 2002, 2003 and first half 2004 financial results. The increase in deferred rent resulted from our move to our new headquarters facility in 2004.

Accounts receivable as a percent of fourth quarter sales were 89% and 71%, respectively, in 2005 and 2004. This relationship between year-end receivables and last quarter sales is primarily due to the fact that most of our sales occur late in the quarter as is typical of capital equipment businesses. Although our payment terms are net 30 days, some of our customers, specifically government, university, Japanese, Chinese and European customers tend to take longer to pay their receivable balances. We do not experience significant collection issues with our accounts, but many of our customers take longer than the stated 30-day payment period. At December 31, 2005 approximately 5% of our receivables were outstanding for greater than 90 days and at December 31, 2004 approximately 19% were older than 90 days.

Cash used in investing activities in 2005 was $238,000 as compared to cash used in investing activities in 2004 of $1.2 million. Cash used in 2004 was primarily the result of leasehold improvements on our new headquarters facility which we moved into in 2004.

Cash provided by financing activities in 2005 was $468,000 while cash provided by financing activities in 2004 was $3.7 million. We completed a private placement of common stock in 2004 that provided net proceeds of $3.9 million while in 2005 we increased borrowings.

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

Cash used in operations for the year ended December 31, 2004 was $602,000 compared to $26,000 in 2003. Cash used in operations in 2004 included a net loss of $3.3 million and a reduction of deferred revenue of $1.8 million. Cash used cash in operations in 2004 was offset by a reduction of trade receivables of $2.0 million, and an increase in accrued expenses of $972,000 as well as an increase in deferred rent of $673,000. Cash used in operations in 2003 included a net loss of $2.8 million and a reduction in accounts payable of $881,000 offset by an increase in deferred revenue of $1.8 million and a reduction in trade receivables of $1.0 million.

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

Funding and Commitments

On March 14, 2006, we completed a private placement of our common stock and warrants to purchase our common stock with gross proceeds of $1.3 million. We sold 773,812 common shares priced at $1.68 per share and warrants to purchase 193,453 common shares priced at $2.52 per share. The placement agent received a fee of $130,000 and warrants to purchase 77,382 common shares at $2.02 per share. We expect net proceeds after placement agent fees, legal and other costs to be $1.1 million.

On April 13, 2004, we completed a private placement of 775,000 shares of common stock and warrants to purchase 193,750 additional shares of common stock for an aggregate purchase price of $4.25 million. We received approximately $3.9 million net after expenses associated with the placement. Each warrant is exercisable for one share of common stock at an exercise price of $6.80 per share, from six months following the closing date of April 13, 2004 until October 13, 2009. All of the warrants remain outstanding as of December 31, 2005.

We have a loan agreement with Silicon Valley Bank (“SVB”) which provides for borrowing of up to $3.5 million based on the level of certain of our North American accounts receivable. We were not in compliance with the covenant requiring us to us to maintain $2.2 million in minimum tangible net worth as of December 31, 2003 and we subsequently obtained a waiver for this covenant. The waiver required us to maintain minimum levels of tangible net worth through the end of the agreement. We were not in compliance with the covenant requiring us to maintain $2.6 million in minimum tangible net worth as of December 31, 2004 and we subsequently obtained a waiver for this covenant. On February 25, 2005, our loan agreement with SVB was amended to extend the term of the loan through March 29, 2007 and set the minimum tangible net worth covenant to $1.0 million at the end of each fiscal quarter. In April 2005, the loan agreement was amended to revise the minimum tangible net worth covenant commencing April 2005 to $1,000 at the end of each month plus 70% of all consideration received from and after March 2005 for equity securities and subordinated debt and 50% of any quarterly profits in the current quarter. As part of the April 2005 amendment to the loan agreement, the minimum tangible net worth requirement for March 2005 was waived by SVB. On September 17, 2005, SVB waived the minimum tangible net worth requirement for July and August 2005. On November 3, 2005 SVB waived the minimum tangible net worth requirement for September through December 2005.

We were not in compliance with the covenant requiring us to maintain $1,000 in minimum tangible net worth as of January 31, 2006. On February 22, 2006, our loan agreement with SVB was amended to waive the minimum tangible net worth covenant for January 2006 and to set a minimum tangible net worth covenant for each quarter ended in 2006. For the quarters ended March and June of 2006, we must maintain a minimum tangible net worth of ($1,250,000). For the quarters ended September and December of 2006, we must maintain a minimum tangible net worth of ($1,250,000) plus 50% of any consideration received after July 1, 2006 for equity securities and subordinated debt.

At December 31, 2005, we had used $2.1 million of the facility with $241,000 available but unused. The interest rate on the facility was 9.25% at December 31, 2005, computed as the SVB prime rate plus 2 percent. The loan is collateralized by substantially all of the assets of the U.S. Corporation and requires maintenance of a minimum level of tangible net worth. Other loan covenants that are required to be met through March 29, 2007 include the need to maintain insurance on our property, monthly reporting to SVB, the need to obtain SVB approval for any extraordinary action and a limitation on the U.S. Corporation’s ability to transfer more than $600,000 to a subsidiary.

In the U.K., we collateralize various credit card and bank guarantees (used for customs clearance purposes) with cash deposits at an international bank amounting to £100,000 ($172,000) at December 31, 2005.

Liquidity

These consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred net losses in fiscal 2005, 2004 and 2003 and there can be no assurance we will attain profitability.

At December 31, 2005 we had aggregated consolidated net losses of $50.3 million. We expect negative cash flow from operations to continue through at least 2006, with the need for continuing investments in product development, conducting clinical trials required for FDA clearance of new products, expanding sales and marketing programs and the of additional administrative costs. We believe that our existing cash balances inclusive of the cash from the private placement completed in March 2006, will be sufficient to meet our capital and operating requirements through March 2007.

However, expenditures required to achieve our growth and profitability in the long term may be greater than projected or the cash flow generated from operations may be less than projected. As a result, our long-term capital needs may require us to seek to obtain additional funds through equity or debt financing, sale of assets, collaborative or other arrangements with other companies, bank financing and other sources. The can be no assurance that we will be able to obtain additional debt or equity financing or sale any of our assets on terms acceptable to us, or at all. If adequate funds are not available, we could be required to delay development or commercialization of certain products, to license to third parties the rights to commercialize certain products or technologies that we would otherwise seek to commercialize internally, or to reduce marketing, customer support, or other resources devoted to product development. Accordingly, the failure by us to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on our ability to achieve our longer term business objectives.

Capital expenditures

Capital expenditures have been generally comprised of purchases of computer hardware, software, server equipment furniture and fixtures and leasehold improvements.

Contractual Obligations.    The following table presents certain payments due under contractual obligations with minimum firm commitments as of December 31, 2005 (in thousands):

	Payments Due By Period (ooo’s)
	Total	Due in 2006	Due in 2007	Due in 2008	Due in 2009
Bank loan(1)	$2,054	$2,054	$—	$—	$—
Operating lease commitments(2)	2,360	855	755	561	189
Vendor commitments(3)	517	517	—	—	—
Cash Rentention Bonuses(4)	819	—	819	—	—

Total contractual obligations	$5,750	$3,426	$1,574	$561	$189

(1)	The Company’s loan agreement with SVB terminates in March 29, 2007.

(2)	The Company has various non-cancelable operating leases for equipment, vehicles and facilities expiring through 2009. The facility leases generally contain renewal options for periods ranging from two to five years and require the Company to pay all executory costs such as maintenance, property taxes, and insurance. The Company’s primary lease commitment is for its facility in San Jose, California. The lease is for 24,095 square feet of office space. The lease on the San Jose facility is effective July 1, 2004 through June 30, 2009 with increasing annual rent commencing at $318,000, excluding operating expenses. However, rent expense is recognized on a straight-line basis. The 2005 rent expense was $325,000. Also, the Company leases a 4,422 square foot service office in League, Texas for $7,739 per month until the end of the lease in October 2006. In addition, the Company leases facilities in the United Kingdom, which aggregate approximately £167,000 ($302,445), excluding expenses per year through 2008 Total facility expense under operating leases aggregated $755,000, $902,000, and $888,000 during 2005, 2004, and 2003, respectively.

(3)	These commitments are generally for inventory, operating supplies/equipment, investor relations and for financing of D&O and employment practice insurance.

(4)	The Board and Management have approved equity and cash incentives to enhance benefits designed to retain employees of the Company as the Board considers strategic alternatives.

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

Off-Balance-Sheet Arrangements.    As of December 31, 2005, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Critical Accounting Policies

In preparing our consolidated financial statements, we make assumptions, judgments and estimates that can have a significant impact on amounts reported in our consolidated financial statements. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. On a regular basis we evaluate our assumptions, judgments and estimates and make changes accordingly. We also discuss our critical accounting estimates with the Audit Committee of the Board of Directors. For example, we believe that the assumptions, judgments and estimates involved in the accounting for revenue recognition has the greatest potential impact on our consolidated financial statements, so we consider this to be one of our critical accounting policies. We discuss below the critical accounting estimates associated with these policies. Historically, our assumptions, judgments and estimates relative to our critical accounting policies have not differed materially from actual results. For further information on our critical accounting policies, see the discussion in the section titled “Recent Accounting Pronouncements” below and Note 1 of our Notes to Consolidated Financial Statements.

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

Grant revenues are recognized as the work is performed and acceptance acknowledged by the customer, if required.

Taxation

We use the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. We have not recorded an income tax benefit in 2005 and 2004 due to the recording of a valuation allowance by us as an offset to net deferred tax assets. A valuation allowance is provided due to uncertainties surrounding the realization of deferred tax assets due to our history of operating losses.

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

Recent Accounting Pronouncements

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which requires the measurement of all share-based payments to employees, including grants of stock options, using a fair-value-based method and the recording of such expense in the consolidated statements of operations. The accounting provisions of SFAS 123(R) were originally effective for all reporting periods beginning after June 15, 2005. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. See “Stock-Based Compensation” above for the pro forma net income (loss) and net income (loss) per share amounts, as if the Company had used a fair-value-based method similar to the methods required under SFAS 123(R) to measure compensation expense for employee stock incentive awards. We plan to adopt Statement 123(R) in the first quarter of 2006 using the modified prospective method. As permitted by Statement 123(R), during the fiscal periods presented herein, we accounted for share-based payments to employees using APB Opinion No. 25’s intrinsic value method and, as such, generally recognized no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)’s fair value method will have a significant impact on our result of operations, although it will have no impact on our overall financial position. We estimate the adoption of Statement 123(R) may result in an increase to operating expenses in the amount of approximately $500,000 to $700,000 for the year ended December 31, 2006. However, this estimate may vary as it will depend on factors such as the level of share-based payments granted in the future.

In May 2005, the FASB issued Statement of Financial Accounting Standards 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle, and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of this statement will have a material impact on our results of operations or financial condition.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign currency hedging instruments

We transact business in various foreign currencies. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. This exposure is primarily related to revenues and operating expenses in the U.K. denominated in the respective local currency.

We currently do not use financial instruments to hedge operating expenses in the U.K. denominated in the respective local currency. Instead, we believe that a natural partial hedge exits, because local currency revenues will substantially offset the operating expenses denominated in the respective local currency. We assess the need to utilize financial instruments to hedge currency exposure on an ongoing basis. We did not engage in hedging activities in 2005 and 2004 and, as of December 31, 2005, we had no hedging contracts outstanding.

We do not use derivative financial instruments for speculative trading purposes, nor do we hedge our foreign currency exposure in a manner that entirely offsets the effects of changes in foreign exchange rates. We regularly review our hedging program and may as a part of this review determine at any time to change our hedging program.

Fixed income investments

Our exposure to market risks due to changes in interest rates relates primarily to investments in debt securities issued by U.S. government agencies and corporate debt securities. Our general policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting market and credit risk. We place our investments with high credit quality issuers and, by policy, limit the amount of the credit exposure to any one issuer. All highly liquid investments with maturity of three months or less at the date of purchase are considered to be cash equivalents and not subject to interest rate risks. Investments with maturities over three months and less than one year are considered to be short-term investments. At December 31, 2005 we did not have any short-term investments.

Interest Rates

Our exposure to market risks due to changes in interest rates also relates to interest expense on our loan outstanding with Silicon Valley Bank (SVB). The loan provides us with borrowing capability of up to $3.5 million (based on the level of certain of our North American accounts receivable). At December 31, 2005, we had used $2.1 million of the facility with $241,000 available but not used. The interest rate on the facility was 9.25% at December 31, 2005, computed as the SVB prime rate plus 2 percent. The loan is collateralized by substantially all of the assets of the U.S. Corporation and requires maintenance of a minimum level of tangible net worth. A plus or minus 10% change in interest rates would not have a material impact on our financial statements or results of operations.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Applied Imaging Corp.

We have audited the accompanying consolidated balance sheet of Applied Imaging Corp. (the “Company”) as of December 31, 2005 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. Our audit also included the financial statement schedule listed in Item 15(a)(2). The consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Applied Imaging Corp. as of December 31, 2005 and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Burr, Pilger & Mayer LLP

Palo Alto, California

March 10, 2006, except for the fourth paragraph of Note 12 as to which the date is March 14, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Applied Imaging Corp.

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Applied Imaging Corp. and its subsidiaries at December 31, 2004, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

/s/ PricewaterhouseCoopers LLP

San Jose, California

April 26, 2005

APPLIED IMAGING CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$3,136	$3,927
Restricted cash	172	193
Trade accounts receivable, net of allowance for doubtful accounts of $133 and $ 112, respectively	4,806	4,083
Inventories	434	1,428
Prepaid expenses and other current assets	354	483

Total current assets	8,902	10,114
Property and equipment, net	1,208	1,503
Goodwill	2,364	2,364
Other assets	54	51

Total assets	$12,528	$14,032

Liabilities and Stockholders’ Equity
Current liabilities:
Bank debt	$2,054	$1,531
Accounts payable	1,288	1,453
Accrued expenses	2,368	2,860
Deferred rent, current	149	160
Deferred revenue, current	3,537	3,507

Total current liabilities	9,396	9,511
Deferred rent, non-current	374	513
Deferred revenue, non-current	405	572

Total liabilities	10,175	10,596

Commitments and contingencies (Note 6)

Stockholders’ equity:
Preferred stock, $0.001 par value; 6,000,000 shares authorized; none issued and outstanding at December 31, 2005 and 2004	—	—
Common stock; $0.001 par value; 50,000,000 shares authorized; 4,814,781 and 4,771,979 issued and outstanding December 31, 2005 and 2004, respectively	19	19
Additional paid-in capital	53,021	53,077
Accumulated deficit	(50,320)	(49,293)
Accumulated other comprehensive loss	(367)	(367)

Total stockholders’ equity	2,353	3,436

Total liabilities and stockholders’ equity	$12,528	$14,032

The accompanying notes are an integral part of these consolidated financial statements.

APPLIED IMAGING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	For Year Ended December 31,
	2005	2004	2003
Revenues:
Product sales	$14,309	$15,204	$13,095
Software maintenance, service and grant revenues	5,784	5,436	5,864

Total revenues	20,093	20,640	18,959

Cost of revenues:
Product sales	5,903	6,212	5,921
Software maintenance, service and grant revenues	1,995	2,182	2,344

Total cost of revenues	7,898	8,394	8,265

Gross profit	12,195	12,246	10,694

Operating expenses:
Research and development	3,469	3,707	3,689
Sales and marketing	5,359	6,644	7,268
General and administrative	4,155	5,119	2,539

Total operating expenses	12,983	15,470	13,496

Operating loss	(788)	(3,224)	(2,802)
Other income (expense), net	(76)	(79)	6

Loss before taxes	(864)	(3,303)	(2,796)
Provision for taxes	(163)	—	—

Net loss	$(1,027)	$(3,303)	$(2,796)

Net loss per share—basic and diluted	$(0.21)	$(0.73)	$(0.70)

Shares used to calculate basic and diluted net loss per share	4,784	4,548	3,986

The accompanying notes are an integral part of these consolidated financial statements.

APPLIED IMAGING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except per share data)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total stockholders’ equity
	Shares	Amount
Balances as of December 31, 2002	3,978	$16	$49,151	$(43,194)	$(367)	$5,606
Exercise of common stock options	12	—	56	—	—	56
Net loss	—	—	—	(2,796)	—	(2,796)

Balances as of December 31, 2003	3,990	16	49,207	(45,990)	(367)	2,866
Exercise of common stock options	2	—	8	—	—	8
Employee stock purchase	5	—	13	—	—	13
Private placement—net proceeds	775	3	3,849	—	—	3,852
Net loss	—	—	—	(3,303)	—	(3,303)

Balances as of December 31, 2004	4,772	19	53,077	(49,293)	(367)	3,436
Exercise of common stock options	—	—	—	—	—	—
Employee stock purchase	43	—	50	—	—	50
Deferred Stock Compensation	—	—	20	—	—	20
Private placement—issuance costs	—		(126)	—	—	(126)
Net loss	—	—	—	(1,027)	—	(1,027)

Balances as of December 31, 2005	4,815	$19	$53,021	$(50,320)	$(367)	$2,353

The accompanying notes are an integral part of these consolidated financial statements

APPLIED IMAGING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the year ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net loss	$(1,027)	$(3,303)	$(2,796)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	623	487	611
Provision for excess and obsolete inventory	80	139	48
Provision for doubtful accounts	36	32	(68)
Amortization related to deferred stock compensation	20	—	—
Loss on sale of fixed assets	88	—	2
Changes in operating assets and liabilities:
Trade accounts	(958)	2,007	1,038
Inventories	712	(377)	530
Prepaid expenses and other current assets	114	542	(623)
Other assets	(3)	100	(65)
Accounts payable	(130)	(38)	(881)
Accrued expenses	(395)	972	326
Deferred revenue	(137)	(1,836)	1,852
Deferred rent	(150)	673	—

Net cash used in operating activities	(1,127)	(602)	(26)

Cash flows from investing activities:
Purchases of property and equipment	(238)	(1,178)	(411)

Net cash used in investing activities	(238)	(1,178)	(411)

Cash flows from financing activities:
Net proceeds from private placement and issuance of common stock for employee purchases	50	3,873	56
Private placement issuance costs	(126)	—	—
Bank and other loan proceeds	12,650	12,110	12,330
Bank and other loan payments	(12,127)	(12,308)	(12,777)
Restricted cash	21	(15)	(22)

Net cash provided by (used) in financing activities	468	3,660	(413)

Effect of exchange rate changes	106	—	—

Net increase (decrease) in cash and cash equivalents	(791)	1,880	(850)
Cash and cash equivalents at beginning of year	3,927	2,047	2,897

Cash and cash equivalents at end of year	$3,136	$3,927	$2,047

Supplemental disclosure of cash flow information:
Cash paid for interest	$137	$79	$95

Cash paid for income taxes	$163	$—	$—

Supplemental disclosure of non-cash investing and financing activities
Inventory transfers to property and equipment	$178	$213	$222

The accompanying notes are an integral part of these consolidated financial statements

APPLIED IMAGING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Summary of the Company and Significant Accounting Policies

The Company

Applied Imaging Corp (the “Company”) was incorporated in California in July 1986 and subsequently reincorporated in Delaware in October 1996 and develops, manufactures, and markets automated genetic imaging systems for use in cytogenetic laboratories for cancer testing, prenatal testing and other genetic testing applications and in pathology laboratories for cancer research and diagnostics. The Company sells products to government and private clinical laboratories, research institutions, universities, and pharmaceutical companies located in North America, Europe and Asia. The Company also markets imaging systems designed for use in plant and animal genetic research programs. The Company currently has under development a system for the detection, quantification and characterization of circulating tumor cells in the blood of cancer patients. This system, when available, may allow physicians to better determine the initial staging of cancer cases, to detect disease recurrence earlier than is currently possible and to genetically characterize cancer cells. The Company is headquartered in San Jose, California, and has additional facilities in the United Kingdom. The Company’s products are sold worldwide through a direct sales force, third-party distributors and independent sales representatives.

These consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred net losses in fiscal 2005, 2004 and 2003 and there can be no assurance we will attain profitability.

At December 31, 2005 the Company had aggregated consolidated net losses of $50.3 million. The Company expects negative cash flow from operations to continue through at least 2006, with the need for continuing investments in product development, conducting clinical trials required for FDA clearance of new products, expanding sales and marketing programs and the of additional administrative costs. The Company believes that its existing cash balances inclusive of the cash from the private placement completed in March 2006, will be sufficient to meet its capital and operating requirements through March 2007.

However, expenditures required to achieve our growth and profitability in the long term may be greater than projected or the cash flow generated from operations may be less than projected. As a result, our long-term capital needs may require us to seek to obtain additional funds through equity or debt financing, sale of assets, collaborative or other arrangements with other companies, bank financing and other sources. The can be no assurance that we will be able to obtain additional debt or equity financing or sale any of its assets on terms acceptable to us, or at all. If adequate funds are not available, the Company could be required to delay development or commercialization of certain products, to license to third parties the rights to commercialize certain products or technologies that it would otherwise seek to commercialize internally, or to reduce marketing, customer support, or other resources devoted to product development. Accordingly, the failure by the Company to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on its ability to achieve longer term business objectives.

Fiscal Year 2004 Going Concern

In the Company’s 2004 10-K filing with the SEC “Notes to Consolidated Financial Statements” in Note (1) “Summary of the Company and Significant Accounting Policies” the consolidated financial statements of the Company were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The realization of assets and the satisfaction of liabilities in the normal course of business are dependent on, among other things, the Company’s ability to operate profitably, to generate cash flows from operations, collections of receivables to fund its obligations, as

APPLIED IMAGING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

well as the Company’s ability to maintain credit facilities adequate to conduct its business. In the course of its operations, the Company has sustained operating losses and negative cash flows from operations and expects such losses to continue in the foreseeable future. As of December 31, 2004, the Company had cash and cash equivalents on hand of $3.9 million, working capital of $603,000, and an accumulated deficit of $49.3 million. The Company intends to finance its operations primarily through its cash and cash equivalents, future financing and future revenues.

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

Foreign Exchange

The Company accounts for its foreign operations in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 52, “Foreign Currency Translation”. The Company has determined that the functional currency of Applied Imaging International Limited is the U.S. dollar. Therefore, monetary assets and liabilities of the subsidiary are remeasured to the U.S. dollar at year-end exchange rates while nonmonetary items are remeasured at historical rates. Revenue and expense accounts related to monetary assets and liabilities are remeasured at the average rates in effect during the year. Revenue and expenses related to non-monetary assets and liabilities are translated at historical rates. Foreign currency gains and losses resulting from the conversion of the subsidiary’s financial statements into U.S. dollars are recognized in the consolidated statement of operations in other income and expense.

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

APPLIED IMAGING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash and Cash Equivalents

All investments with original maturities at date of purchase of three months or less are considered by the Company to be cash equivalents. At December 31, 2005, the Company had deposits held with a financial institution that may exceed the amount of insurance provided on such deposits.

Restricted Cash

At December 31, 2005 and 2004, cash of $172,000 and $193,000, respectively was restricted from withdrawal and held at the Company’s international bank in the U.K. as collateral for various credit card and bank guarantees (used for customs clearance purposes). No interest is earned on the restricted cash which is held for financing the credit and bank guarantees.

Inventories

Inventories are stated at the lower of cost (determined on a first in, first out method) or market. The Company records provisions to write down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of the inventory and its estimated market value based upon assumptions about future market demand and market conditions. If future demand or market conditions are less favorable than currently expected, additional inventory provisions may be required.

Shipping and Handling Costs

The Company adheres to Emerging Issues Task Force (EITF 00-10), Accounting for Shipping and Handling Fees and Costs. This EITF requires the classification of shipping and handling costs billed to customers in sales and the classification of shipping and handling costs incurred in cost of sales, or if classified elsewhere to be disclosed. The Company records the cost of shipping charges in the cost of product revenues in the consolidated statements of operations.

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

Goodwill

Net goodwill amounted to $2.4 million at December 31, 2005 and 2004. The goodwill relates to the acquisition of the cytogenetic imaging instrumentation businesses of Vysis, Inc. and Perceptive Scientific Instruments, LLC (“PSI”). Goodwill is assessed for impairment based on a fair value model on an annual basis, in the first quarter, and whenever there are indications that impairment may have occurred.

The goodwill test for impairment consists of a two-step process that begins with an estimation of the fair value of a reporting unit. The first step is a screen for potential impairment and the second step measures the amount of impairment, if any. The Company has determined that no impairment of the recorded goodwill exists as of December 31, 2005. The Company performs its goodwill impairment test in the first quarter of the fiscal year.

APPLIED IMAGING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Comprehensive income (loss)

Comprehensive income (loss) generally represents all changes in stockholders’ equity except those resulting from investments or contributions by stockholders. Unrealized gains (losses) on available-for-sale securities and foreign currency translation adjustments, if any, represent components of other comprehensive income (loss) which would be excluded from the Company’s net loss and reflected as equity. Prior to April 1994, the Company’s international subsidiaries used the local currency as their functional currency and, accordingly, translation adjustments resulting from the conversion of the subsidiary’s financial statements into US dollars were accumulated and reported as a separate component of stockholders’ equity.

Fair Value of Financial Instruments

Financial instruments consist principally of cash equivalents, trade receivables, accounts payable, and bank debt. Due to their short maturities, the carrying amounts of these financial instruments approximate fair value.

Financial instruments that potentially subject the Company to concentrations of credit risk are accounts receivable and cash equivalents which the Company places with high-credit qualified financial institutions and, by policy, limits the amount of credit exposure to any one financial institution. The Company sells its products to government and private clinical cytogenetic laboratories, research institutions, universities, and pharmaceutical companies located primarily in North America, Europe and Asia. The Company’s credit risk is concentrated primarily in the United States and Europe. The Company does not have a significant concentration of credit risk with any single customer. The Company performs on-going credit evaluations of its customer’s financial condition and, generally requires no collateral from its customers. The Company maintains an allowance for doubtful accounts to cover potential credit losses.

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

APPLIED IMAGING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Changes in product warranty obligations for the fiscal years ended December 31, 2005 and 2004 are as follows (in thousands):

Balance as of January 1, 2004	$102
Add accruals for warranties issued	53
Less costs incurred under warranties issued	(54)

Balance as of December 31, 2004	101
Add accruals for warranties issued	245
Less costs incurred under warranties issued	(163)

Balance as of December 31, 2005	$183

Research and Development Expenditures

R&D expenditures are charged to expense as incurred.

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

APPLIED IMAGING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

model as of the date of grant. Had compensation cost for the Company’s stock-based compensation plans been determined in a manner consistent with the fair value approach described in SFAS No. 123, the Company’s net loss and pro forma net loss per share as reported would have been increased to the pro forma amounts indicated below (in thousands, except per share data):

	Years ended December 31,
	2005	2004	2003
Net loss:
As reported	$(1,027)	$(3,303)	$(2,796)
Stock-based employee compensation included in reported net loss	20	—	—
Stock-based employee compensation expense determined under fair-value method	(364)	(624)	(740)

Pro forma	$(1,371)	$(3,927)	$(3,536)

Net loss per share:
As reported:
Basic and diluted	$(0.21)	$(0.73)	$(0.70)

Pro forma
Basic and diluted	$(0.29)	$(0.86)	$(0.89)

For purposes of computing pro forma net income, the Company estimates the fair value of option grants and employee stock purchase plan purchase rights using the Black-Scholes option pricing model. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable, characteristics not present in our option grants and employee stock purchase plan shares. Additionally, option valuation models require the input of highly subjective assumptions, including the expected volatility of the stock price. The fair value of each option is estimated on the date of grant using the fair value method with the following weighted-average assumptions:

	Fiscal Years
	2005	2004	2003
Expected life (in years)	5	5	5
Volatility	83-92%	70-105%	75-83%
Risk free interest rate	3.34-3.66%	2.03-3.77%	1.78-2.10%
Dividend yield	—%	—%	—%

The assumptions used to value the purchase rights are as follows:

	Fiscal Years
	2005	2004	2003
Expected life (in years)	.5	.5	.5
Volatility	86-95%	70-95%	75-83%
Risk free interest rate	3.66-3.88%	2.03-3.77%	1.78-2.19%
Dividend yield	—%	—%	—%

On November 17, 2005, the Board of Directors authorized the termination of the Company’s Employee Stock Purchase Plan, or “Plan”, effective as of November 1, 2005. The Plan allowed eligible employees of the Company to purchase shares of its common stock through a payroll-deduction based employee stock purchase plan designed to qualify under Section 423 of the Internal Revenue Code. The Board of Directors terminated the Plan since insufficient additional shares remained available for sale following the most recent offering period under the Plan that ended on October 31, 2005.

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

Advertising Expense

Advertising costs are expensed as incurred. For the years ended December, 31, 2005, 2004 and 2003 the Company had insignificant advertising costs.

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

	2005		2004		2003
	Shares	Weighted average exercise price	Shares	Weighted average exercise price	Shares	Weighted average exercise price
Options	1,076,903	$4.45	883,456	$8.33	828,429	$8.95
Warrants	336,625	7.19	393,644	8.55	199,894	10.25

Total	1,413,528		1,277,100		1,028,323

Reclassifications

Certain reclassifications have been made to prior period amounts to be consistent with current period presentation.

Recent Accounting Pronouncements

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which requires the measurement of all share-based payments to employees, including grants of stock options, using a fair-value-based method and the recording of such expense in the consolidated statements of operations. The accounting provisions of SFAS 123(R) were originally effective for all reporting periods beginning after June 15, 2005. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. See “Stock-Based Compensation” above for the pro forma net income (loss) and net income (loss) per share amounts, as if the Company had used a fair-value-based method similar to the methods required under SFAS 123(R) to measure compensation expense for employee stock incentive awards. We plan to adopt Statement 123(R) in the first quarter of 2006 using the modified prospective method. As permitted by Statement 123(R), during the fiscal periods presented herein, we accounted for share-based payments to employees using APB Opinion No. 25’s intrinsic value method and, as such, generally recognized no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)’s fair value method will have a significant impact on our result of operations, although it will

APPLIED IMAGING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

have no impact on our overall financial position. We estimate the adoption of Statement 123(R) may result in an increase to operating expenses in the amount of approximately $500,000 to $700,000 for the year ended December 31, 2006. However, this estimate may vary as it will depend on factors such as the level of share-based payments granted in the future

In May 2005, the FASB issued Statement of Financial Accounting Standards 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle, and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of this statement will have a material impact on our results of operations or financial condition.

(2) Inventories

	December 31,
	2005	2004
Raw materials	$350	$966
Work in process	1	162
Finished goods	83	300

	$434	$1,428

(3) Property and Equipment, Net

	December 31,
	2005	2004
Equipment	$928	$1,653
Demonstration equipment	1,087	1,907
Furnitures and fixtures	521	772

	2,536	4,332
Less: accumulated depreciation	1,328	2,829

	$1,208	$1,503

Depreciation and amortization expense was $623,000, $487,000, and $611,000, for 2005, 2004 and 2003, respectively.

APPLIED IMAGING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(4) Accrued Expenses

	December 31,
	2005	2004
Compensation and related costs	$676	$738
Audit, tax, legal and external reporting costs	416	969
Warranty related costs	181	101
Royalties	95	101
Commission	727	655
Other	273	296

	$2,368	$2,860

(5) Debt Obligations

The Company has a loan agreement with Silicon Valley Bank “SVB” which provides for borrowing of up to $3.5 million based on the level of certain of its North American accounts receivable. The Company was not in compliance with the covenant requiring it to maintain $2.6 million in minimum tangible net worth as of December 31, 2004 and the Company subsequently obtained a waiver for this covenant. On February 25, 2005, the Company’s loan agreement with SVB was amended to extend the term of the loan through March 29, 2007 and set the minimum tangible net worth covenant to $1.0 million at the end of each fiscal quarter. In April 2005, the loan agreement was amended to revise the minimum tangible net worth covenant commencing April 2005 to $1,000 at the end of each month plus 70% of all consideration received from and after March 2005 for equity securities and subordinated debt and 50% of any quarterly profits in the current quarter. As part of the April 2005 amendment to the loan agreement, the minimum tangible net worth requirement for March 2005 was waived by SVB. On September 17, 2005, SVB waived the minimum tangible net worth requirement for July and August 2005. On November 3, 2005 SVB waived the minimum tangible net worth requirement for September through December 2005. The Company was in compliance with other covenants as of December 31, 2005.

At December 31, 2005, the Company had used $2.1 million of the facility with $241,000 available but not used. The interest rate on the facility was 9.25% at December 31, 2005, computed as the SVB prime rate plus 2 percent. The loan is collateralized by substantially all of the assets of the U.S. Corporation and requires maintenance of a minimum level of tangible net worth. Other loan covenants include the need to maintain insurance on its property, monthly reporting to SVB, the need to obtain SVB approval for any extraordinary action and a limitation on the U.S. Corporation’s ability to transfer more than $600,000 to a subsidiary.

We were not in compliance with the covenant requiring us to maintain $1,000 in minimum tangible net worth as of January 31, 2006. On February 22, 2006, the Company’s loan agreement with SVB was amended to waive the minimum tangible net worth covenant for January 2006 and to set a minimum tangible net worth covenant for each quarter ended in 2006. For the quarters ended March and June of 2006, the Company must maintain a minimum tangible net worth of ($1,250,000). For the quarters ended September and December of 2006, the Company must maintain a minimum tangible net worth of ($1,250,000) plus 50% of any consideration received after July 1, 2006 for equity securities and subordinated debt.

APPLIED IMAGING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(6) Commitments and Contingencies

Contractual Obligations.    The following table presents certain payments due under contractual obligations with minimum firm commitments as of December 31, 2005 (in thousands):

	(ooo’s)
	Total	Due in 2006	Due in 2007	Due in 2008	Due in 2009
Bank loan(1)	$2,054	$2,054	$—	$—	$—
Operating lease commitments(2)	2,360	855	755	561	189
Vendor commitments(3)	517	517	—	—	—
Cash Rentention Bonuses(4)	819	—	819	—	—

Total contractual obligations	$5,750	$3,426	$1,574	$561	$189

(1)	The Company’s loan agreement with SVB terminates in March 29, 2007.

(2)	The Company has various non-cancelable operating leases for equipment, vehicles and facilities expiring through 2009. The facility leases generally contain renewal options for periods ranging from two to five years and require the Company to pay all executory costs such as maintenance, property taxes, and insurance. The Company’s primary lease commitment is for its facility in San Jose, California. The lease is for 24,095 square feet of office space. The lease on the San Jose facility is effective July 1, 2004 through June 30, 2009 with increasing annual rent commencing at $318,000, excluding operating expenses. However, rent expense is recognized on a straight-line basis. The 2005 rent expense was $325,000. Also, the Company leases a 4,422 square foot service office in League, Texas for $7,739 per month until the end of the lease in October 2006. In addition, the Company leases facilities in the United Kingdom, which aggregate approximately ($302,445), excluding expenses per year through 2008 Total facility expense under operating leases aggregated $755,000 $902,000, and $888,000 during 2005, 2004, and 2003, respectively.

(3)	These commitments are generally for inventory, operating supplies/equipment, investor relations and for financing of D&O and employment practice insurance.

(4)	The Board and Management have approved equity and cash incentives to enhance benefits designed to retain employees of the Company as the Board considers strategic alternatives.

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

The Company’s Board of Directors approved equity and cash incentives to enhance benefits designed to retain employees of the Company as the Board considers strategic alternatives. The cash component is payable upon the earlier of (i) January 1, 2007, (ii) six months after a change of control of the Company, or (iii) involuntary termination of the employee at any time after October 1, 2006 or the earlier entry into a term sheet for a change of control. The Company presently anticipates this cash incentive to involve payment of a maximum of $325,000. The Board also approved an equity component consisting of the grant of stock options exercisable for an aggregate of 226,000 shares of common stock pursuant to the Company’s 1998 Stock Option Plan. The shares vest over four years, but vesting is fully accelerated upon the earlier to occur of (i) six months after a change of control of the Company, or (ii) the individual’s involuntary termination following the Company’s execution of a term sheet for a change of control. To facilitate the stock option grants, the Company’s Board members and Padraig S. O’Kelly, the Company’s then Corporate Vice President of Product, Development and Manufacturing, voluntarily tendered certain of their existing out-of-the-money stock options for cancellation, which, in the aggregate, have resulted in the return of a total of 226,495 shares to the 1998 Stock Option Plan.

APPLIED IMAGING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In addition, the Board approved cash and equity incentives to retain Bill Cook, Senior Director, Strategy and Business Development for the Company’s circulating tumor cell initiative, Terry Griffin, the Company’s Chief Financial Officer, and Robin Stracey, the Company’s Chief Executive Officer. The cash component is payable on January 1, 2007 if a definitive agreement to consummate a change of control of the Company has not yet been executed and consists of payments of $87,500, $146,250, and $260,000 to Messrs. Cook, Griffin, and Stracey, respectively. In no event shall such payments exceed 50% of the net cash then available to the Company; the Company will make arrangements to pay amounts in excess thereof in stock, if available. In the event the Company executes a definite agreement to consummate a change of control transaction and such transaction is ultimately consummated, these executives shall receive the greater of (i) the cash incentives set forth above or (ii) 7.5% of the total proceeds of such transaction. In addition to the foregoing cash incentives, the Board approved options exercisable for 30,000, 60,000, and 120,000 shares of common stock to Messrs. Cook, Griffin, and Stracey, respectively. The shares vest over four years, but vesting is fully accelerated upon the earlier to occur of (i) six months after a change of control of the Company, or (ii) the individual’s involuntary termination following the Company’s execution of a term sheet for a change of control.

The Company enters into indemnification arrangements with third parties, including customers, business partners and lessors, from time to time in the ordinary course of its business. Under these arrangements, the Company has agreed to defend, indemnify and hold the third party harmless from and against losses arising from a breach of representations or covenants of the Company, from claims of intellectual property infringement, or from other claims concerning the Company’s products made against those third parties. These arrangements may limit the time within which an indemnification claim can be made, the type of the claim and the total amount that the Company can be required to pay in connection with the indemnification obligation. In addition, the Company has entered into indemnification agreements with its directors and officers, and the Company’s bylaws contain similar indemnification obligations in favor of the Company’s directors, officers and agents. It is not possible to determine or reasonably estimate the maximum potential amount of future payments under these indemnification arrangements due to the varying terms of such arrangements, the history of prior indemnification claims and the unique facts and circumstances involved in each particular arrangement and in each particular future claim for indemnification. The Company is not aware of any requests for indemnification under these arrangements. The Company has not recorded any liabilities for these indemnification arrangements on the Company’s consolidated balance sheet as of December 31, 2005.

The Company is subject to claims and assessments from time to time in the ordinary course of business. Management does not believe that any such matters, individually or in the aggregate, will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

(7) Stockholders’ Equity

Common Stock

The Company effected a 1-for-4 reverse stock split of its common stock on May 20, 2005. The financial statements have been adjusted retroactively to reflect a 1-for-4 reverse stock split of the common stock effected May 20, 2005.

The Company is authorized to issue 50,000,000 shares of common stock. As of December 31, 2005, there were 4,814,781 shares of common stock outstanding.

Private Placement Transactions

On April 13, 2004, the Company completed the private placement of 775,000 shares of common stock and warrants to purchase 193,750 additional shares of common stock for an aggregate purchase price of $4.25

APPLIED IMAGING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

million. The Company received approximately $3.9 million, net after expenses associated with the placement. Each warrant is exercisable for one share of common stock at an exercise price of $6.80 per share, from six months following the closing date of April 13, 2004 until October 13, 2009. The Company assigned a value, determined using the Black-Scholes pricing model, of $247,000 to these warrants, assuming volatility of 118%, a maximum contractual life of five years, a risk-free interest rate of 3.68% and no dividends.

Additionally, there are the following warrants outstanding to purchase shares as of December 31, 2005:

# of Warrants	Price	Expiration
142,875	$9.00	July 28, 2006
193,750	$6.80	April 13, 2009

336,625

Each share of common stock is entitled to one vote and to any dividends declared by the Board of Directors. No dividends have been declared.

Stock Plans

As of December 31, 2005, the Company had the following stock plans:

	Reserved for Issuance	Shares Available for Grant	Options Outstanding
1998 Incentive Stock Option Plan	886,959	26,039	860,920
1988 Incentive Stock Option Plan	138,483	—	138,483
1994 Director’s Stock Option Plan	27,500	—	27,500
2003 Stand-Alone Option Plan	50,000	—	50,000

Totals	1,102,942	26,039	1,076,903

Under the 1998 Stock Plan, stock options may be granted to Board members, officers, key employees, and consultants at the fair market value of the common stock at the date of the grant, as determined by the Board of Directors, typically the closing price on the first day of business preceding the date of grant. Options are exercisable over 10 years from the date of grant, and typically vest ratably over 4 years. An amendment of the Company’s 1998 Stock Plan was approved by the Company’s stockholders on May 16, 2001 to increase the total number of shares authorized for issuance under the 1998 Stock Plan.

The Company’s 1988 Stock Plan expired in October 1998. No options were granted after October 1998.

The Company’s 1994 Directors Option Plan was enacted and designed to encourage participation on the Company’s Board of Directors. The terms of the plan allow the granting of stock options upon initial election to the Board of Directors and for each subsequent term on the Board.

The Company’s 2003 Stand-Alone Plan was established in November 2003 designed to offer incentive options to a key new employee.

APPLIED IMAGING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the status of the Company’s stock option activity for the years ended December 31, 2005, 2004, and 2003 is as follows:

	Shares	Weighted-average exercise price	Weighted-average fair value
Outstanding at January 1, 2003	748,348	$10.07
Granted	177,124	4.71	$4.71
Cancelled	(11,875)	10.59
Exercised	(85,168)	4.76

Outstanding at December 31, 2003	828,429	$8.95
Granted	96,750	2.68	$2.68
Cancelled	(40,079)	7.53
Exercised	(1,644)	4.61

Outstanding at December 31, 2004	883,456	$8.33
Granted	530,125	1.43	$1.00
Cancelled	(336,678)	9.88
Exercised	—	—

Outstanding at December 31, 2005	1,076,903	$4.45

The following table summarizes information about stock options outstanding as of December 31, 2005:

	Options Outstanding			Options Exercisable
Range of exercise prices	Number of options	Weighted average remaining contractual life in years	Weighted exercise price average	Number of options	Weighted average exercise price
$ 1.21 to $ 1.21	419,000	9.97	$1.21	—	$—
$ 2.12 to $ 2.28	173,375	9.16	2.22	16,845	2.12
$ 2.88 to $ 4.76	121,500	6.13	3.70	92,683	3.79
$ 4.88 to $ 7.40	110,375	5.84	6.02	72,967	6.28
$ 7.48 to $ 9.75	158,112	3.29	9.47	155,926	9.48
$10.56 to $12.00	42,041	3.43	11.44	41,416	11.46
$13.75 to $13.75	7,000	4.59	13.75	7,000	13.75
$14.50 to $14.50	9,750	4.64	14.50	9,750	14.50
$16.00 to $16.00	25,375	4.36	16.00	25,375	16.00
$16.12 to $16.12	10,375	4.85	16.12	10,375	16.12

	1,076,903		$4.45	432,337	$8.35

Employee Stock Purchase Plan

On June 19, 1996, the Board adopted, effective upon the closing of the initial public offering (“IPO”) for the Company’s common stock, the Company’s Employee Stock Purchase Plan (the “Plan”) which has a term of 10 years whereby eligible employees may purchase common stock through payroll deductions of up to 10% of compensation, at a per share price of 85% of the fair market value of the Company’s common stock on the enrollment date or the exercise date six months later, whichever is lower. The Plan allowed eligible employees of the Company to purchase shares of its common stock through a payroll-deduction based employee stock purchase plan designed to qualify under Section 423 of the Internal Revenue Code. There were 42,804 shares issued in 2005. There were 5,147 shares issued under the Plan in 2004.

APPLIED IMAGING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On November 17, 2005, the Board of Directors of Applied Imaging Corp. authorized the termination of the Company’s Plan effective as of November 1, 2005. The Board of Directors terminated the Plan since insufficient shares remained available for sale following the most recent offering period under the Plan that ended on October 31, 2005.

As of December 31, 2005 there were 96,483 shares issued and 3,517 shares reserved for issuance under the Plan.

Accounting for Stock-Based Compensation

Stock-based compensation expense related to stock options granted to non-employees is recognized as the stock options are earned. The Company believes that the fair value of the stock options is more readily measurable than the fair value of the services received. The fair value of the stock options granted is calculated at each reporting date using the Black-Scholes option pricing model. The stock-based compensation expense fluctuates as the fair market value of the common stock fluctuates. During 2005, 2004, and 2003 the Company did not grant any stock options to non-employees.

(8) Other Income (Expense), Net

The components of other income (expense), net are as follows (in thousands):

	December 31,
	2005	2004	2003
Interest income	$58	$37	$23
Interest expense	(137)	(79)	(95)
Gain (loss) on foreign exchange	—	(24)	91
Miscellaneous taxes	—	(16)	(21)
Miscellaneous income	3	3	8

	$(76)	$(79)	$6

APPLIED IMAGING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(9) Income Taxes

The Company has not recorded an income tax benefit in 2005, 2004 and 2003 due to the recording of a valuation allowance as an offset to net deferred tax assets. A valuation is provided due to uncertainties surrounding the realization of deferred tax assets due to the history of operating losses incurred by the Company. However, during the year ended December 31, 2005, the Company agreed to an income tax settlement of $163,000 with the UK Inland Revenue for the taxable year 2000.

Deferred tax assets (liabilities) consist of the following (in thousands):

	2005	2004
Deferred Tax Assets (Liabilities)
Bad Debt Reserve	$19	$16
Inventory Reserve	28	53
Depreciation & Amortization	(856)	(123)
Other Deferreds	150	561
Accrued Expenses	212	302
Net Operating Loss Carryforwards	16,128	15,601
Business Credit Carryforwards	1,205	1,211

Total Gross Deferred Assets	16,886	17,621
Valuation Allowance	(16,886)	(17,621)

Net Deferred Tax Assets	$—	$—

As of December 31, 2005, the Company had net operating loss carryforwards for U.S. federal and California tax return purposes of approximately $44.8 million and $9.20 million respectively. In addition, the Company has federal and state credit carryforwards of approximately $746,000 and $696,000 available to offset future tax liabilities. The Company’s federal net operating loss carryforwards, as well as credit carryforwards, will expire at various dates beginning in 2006 through 2015 if not utilized. The Company’s state net operating loss carryforwards expire in the years beginning in 2006.

Under the Internal Revenue Code, the amounts of and benefits from net operating loss carryforwards may be impaired or limited in certain circumstances. Events which cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50%, as defined, over a three year period.

(10) Employee Benefit Plans

In January 1994, the Company implemented a retirement savings and investment plan that is intended to qualify under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”) covering all of the Company’s United States-based employees. An employee may elect to defer, in the form of contributions to the 401(k) Plan on his or her behalf, up to 15% of the total compensation that would otherwise be paid to the employee, not to exceed the amount allowed by applicable Internal Revenue Service guidelines. The Company matches 100% of the amounts deferred by the employee participants up to 3% of such employee’s total compensation and such matching amounts vest over a three-year period from the initial participation date. The Company contributed $78,000, $93,000 and $82,000 in 2005, 2004 and 2003, respectively.

The Company’s United Kingdom-based employees are covered by retirement savings plans (the “International Retirement Plans”). Under such plans, an employee may elect to make contributions of 3.5% of such employee’s earnings. Amounts contributed by the Company range from 4.2% to 6.4% of such employee’s

APPLIED IMAGING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

earnings. During 2005, 2004, and 2003, the Company made contributions to the International Retirement Plans totaling $64,000, $81,000, and $82,000, respectively.

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

	North America		International— Principally Europe		Consolidated
Revenues
2005	$13,102		$6,991		$20,093
2004	$11,441		$9,199		$20,640
2003	$10,171		$8,788		$18,959
Identifiable Assets
2005	$9,701		$2,827		$12,528
2004	$7,085		$6,947		$14,032
Long Lived Assets
2005	$1,024	(a)	$238	(b)	$1,262
2004	$1,225	(a)	$329	(b)	$1,554

Notes:

(a) All in the U.S.

(b) Primarily in the U.K.

No single customer accounted for greater than 10% of revenues for each of the years ended December 31, 2005, 2004 and 2003. One US customers accounted for 16% of total accounts receivable as of December 31, 2005 as compared to no customers comprising greater than 10% as of December 31, 2004.

(12) Subsequent events

On January 23, 2006, the Company received, a Nasdaq Staff Qualifications Panel notice which found that the Company failed to comply with the stockholders’ equity requirement for continued listing set forth in Nasdaq Marketplace Rule 4310(c)(2)(B). As a result, Applied Imaging’s securities were delisted from the Nasdaq Capital Market effective with the open of business on Wednesday, January 25, 2006. Applied Imaging’s common stock now trades on the OTC Bulletin Board under the symbol AICX.OB.

On January 26, 2006, the Company announced that it had engaged Aquilo Partners to assist management in exploring strategic alternatives to maximize shareholder value.

On February 22, 2006, the Company’s loan agreement with SVB was amended to waive the minimum tangible net worth covenant for January 2006 and to set a minimum tangible net worth covenant for each quarter ended in 2006. For the quarters ended March and June of 2006, the Company must maintain a minimum tangible net worth of ($1,250,000). For the quarters ended September and December of 2006, the Company must maintain a minimum tangible net worth of ($1,250,000) plus 50% of any consideration received after July 1, 2006 for equity securities and subordinated debt.

APPLIED IMAGING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On March 14, 2006, the Company completed a private placement of its common stock and warrants to purchase its common stock with gross proceeds of $1.3 million. The Company sold 773,812 common shares priced at $1.68 per share and warrants to purchase 193,453 common shares priced at $2.52 per share. The placement agent received a fee of $130,000 and warrants to purchase 77,382 common shares at $2.02 per share. The Company expects net proceeds after placement agent fees, legal and other costs to be $1.1 million.

.

(13) Quarterly Financial Data (unaudited)

The following table shows selected unaudited quarterly financial data for the years ended December 31, 2005 and 2004. In the opinion of the Company’s management, this quarterly information has been prepared on the same basis as the financial statements and included all adjustments necessary to present fairly the information for the periods presented (in thousands except per share data):

	Fiscal 2005 Quarter Ended
	March 31,	June 30,	September 30,	December 31,
Revenues	$4,890	$4,912	$4,933	$5,358
Gross profit	2,865	2,897	3,187	3,246
Operating income (loss)	(474)	(309)	(71)	66
Net income (loss)	(511)	(436)	(362)	282
Basic and diluted net income (loss) per share	(0.11)	(0.09)	(0.08)	0.06

	Fiscal 2004 Quarter Ended
	March 31,	June 30,	September 30,	December 31,
Revenues	$4,915	$4,271	$5,709	$5,745
Gross profit	3,037	2,581	3,174	3,454
Operating loss	(598)	(986)	(242)	(1,398)
Net loss	(643)	(1,031)	(237)	(1,392)
Basic and diluted net loss per share	(0.16)	(0.22)	(0.05)	(0.29)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	DISCLOSURE CONTROLS AND PROCEDURES

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

(b)  Changes in internal control over financial reporting.    During the last fiscal quarter of 2005 there were no changes in our internal control over financial reporting or in other factors during the last fiscal quarter of 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Certain information required by Part III is omitted from this Report on Form 10-K in that the Registrant will file a definitive proxy statement within 120 days after the end of its fiscal year pursuant to Regulation 14A with respect to the 2006 Annual Meeting of Stockholders (the “Proxy Statement”) and certain information included therein is incorporated herein by reference.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

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

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1. Consolidated Financial Statements

The following Financial Statements of Applied Imaging Corp. and Report of Burr, Pilger & Mayer, LLP and PricewaterhouseCoopers LLP, have been provided as Item 8, above:

2.  Financial Statement Schedule

The financial statement schedule entitled “Valuation and Qualifying Accounts” is included at page S-1 of this Form 10-K.

All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or the notes thereto.

3.  Exhibits

Refer to (b) below.

(b)	Exhibits

Exhibit No.	Description
3.1 (1)	Certificate of Incorporation of the Registrant.

3.2 (2)	Bylaws of the Registrant as amended.

3.3 (12)	Certificate of Amendment of the Certificate of Incorporation of the Registrant.

4.1 (1)	Specimen Common Stock Certificate.

4.3 (3)

Preferred Shares Rights Agreement dated as of May 29, 1998, between the Registrant and Norwest Bank Minnesota, N.A. including the form of Rights Certificate, the Certificate of Designation and the summary of Rights attached thereto as Exhibits A, B, and C, respectively.

10.1 (1)	Form of Indemnification Agreement for directors and officers.

10.2 (b)(4)	1998 Incentive Stock Option Plan and form of Stock Option Agreement thereunder.

10.4 (1)	Employee Stock Purchase Plan.

10.5 (1)	Amended and Registration Rights Agreements.

10.9 (9)	Lease dated July 1998 between Bio Science Center and Applied Imaging International Ltd.

10.18(1)	Development Agreement dated February 5, 1996 between EM Industries and Registrant.

10.21(2)	License Agreement dated October 24, 1997 between Cambridge University and the Registrant.

10.23(b)(5)	Stock and Warrant Purchase Agreement dated May 22, 1997 between the registrant and certain investors.

10.24(6)	Form of Stock Purchase Agreement between the Registrant and certain investors used in connection with sales of Common Stock on July 7 and July 15, 1998.

10.25(7)	Asset Purchase, License and Distribution Agreement between the Company and Vysis, Inc. dated July 16, 1999.

Exhibit No.	Description

10.26(8)	Form of Stock Purchase Agreement between Applied Imaging Corp. and certain investors dated October 27, 1999 and October 29, 1999.

10.27(8)	Form of Stock Purchase Agreement between Applied Imaging Corp. and certain investors, dated December 13, 2000.

10.28(8)	Form of Warrant between Applied Imaging Corp. and certain investors, dated December 14, 2000.

10.34(10)	Lease renewal to the Registrant’s headquarters in Santa Clara, CA dated April 10, 2001.

10.35(10)	Loan Modification Agreement dated June 21, 2001 between Registrant, Applied Imaging International Limited and Silicon Valley Bank.

10.36(11)	Loan and Security Agreement dated September 28, 2001 between Registrant and Silicon Valley Bank.

10.37(11)	Amendment to Loan Documents dated September 28, 2001 between Registrant and Silicon Valley Bank.

10.38(12)	Intellectual Property Mortgage and Security Agreement dated September 28, 2001 between Registrant and Silicon Valley Bank.

10.39(12)	Employment Letter Agreement dated October 19, 2001 between the Company and Carl Hull.

10.40(12)	Employment Letter Agreement dated October 19, 2001 between the Company and Jack Goldstein.

10.41(12)	Form of Employment Letter Agreement dated October 19, 2001 between the Company and its Vice Presidents.

10.42(12)	Retention Agreement.

10.43(13)	Amendment to Loan Documents dated August 15, 2002 between Registrant and Silicon Valley Bank.

10.44(13)	Amendment to Loan Documents dated September 28, 2001 between Registrant and Silicon Valley Bank.

10.45(14)	Amendment to Loan Documents dated January 31, 2003 between Registrant and Silicon Valley Bank.

10.46(14)	Retention Incentive Program as amended on February 13, 2002.

10.47(15)	Amendment to Loan Documents dated September 3, 2003 between Registrant and Silicon Valley Bank.

10.48†(16)	Employment Letter Agreement dated October 10, 2003 between the Company and Robin Stracey.

10.49(16)	Stand-Alone Stock Option Agreement dated November 17, 2003 between the Company and Robin Stracey.

10.50(16)	Amendment to Loan Documents dated December 31, 2003 between Registrant and Silicon Valley Bank.

10.51(16)	Amendment to Loan Documents dated March 24, 2004 between Registrant and Silicon Valley Bank.

10.52(16)	Lease dated January 27, 2004 between the Company and DMV SUB 4, LLC

10.53(16)	Amendment to Loan Documents dated March 31, 2004 between Registrant and Silicon Valley Bank.

10.54(17)	Severance Agreement and Release by and between Carl Hull and Applied Imaging dated December 31, 2004.

Exhibit No.	Description
10.55(18)	Employment Agreement by and between Robin C. Stracey and Company effective January 1, 2005.

10.56(18)	Employment Agreement by and between Terence J. Griffin and Company effective March 1, 2005.

10.57(18)	2005 Management Incentive Compensation Plan.

10.58(19)	Purchase Agreement between the Registrant and certain investors in connection with sales of Common Stock on March 14, 2006.

10.59(19)	Form of Warrant delivered to investors in connection with sales of Common Stock on March 14, 2006.

10.60(19)	Registration Rights Agreement executed with investors in connection with sales of common Stock on March 14, 2006.

10.61	Amendment to Loan Documents dated February 25, 2005 between Registrant and Silicon Valley Bank.

10.62	Amendment to Loan Documents dated April 22, 2005 between Registrant and Silicon Valley Bank.

10.63	Amendment to Loan Documents dated February 22, 2006 between Registrant and Silicon Valley Bank.

14.1 (16)	Code of Business Ethics.

21.1 (1)	List of Subsidiaries of the Registrant.

23.1	Consent of Burr, Pilger & Mayer LLP, Independent Registered Public Accounting Firm.

23.2	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney (See page 61).

31.1	Chief Executive Officer Certification pursuant to 15 U.S.C. Section 7241.

31.2	Chief Financial Officer Certification pursuant to 15 U.S.C. Section 7241.

32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed.
†	Portions of the Exhibit have been omitted pursuant to a request for confidential treatment.
(1)	Filed as an exhibit to the Company’s Post-Effective Amendment No. 1 Registration Statement on Form S-1 to Form S-3 filed on August 15, 2005, as amended, and incorporated herein by reference.
(2)	Filed as an exhibit to the Company’s Form 10-K405 for the year ending December 31, 1997 and incorporated herein by reference.
(3)	Filed as an exhibit to the Registrant’s Report on Form 8-A12G filed with the Commission on June 5, 1998 and incorporated herein by reference.
(4)	Filed as an exhibit to the Registrant’s Report on Form S-8 filed with the Commission on June 26, 1998 and incorporated herein by reference.
(5)	Filed as an exhibit to the Registrant’s Report on form 8-K filed with the Commission on June 4, 1997 and incorporated herein by reference.
(6)	Filed as an exhibit to the Registrant’s Report on Form 8-K filed with the Commission on July 28, 1998 and incorporated herein by reference.
(7)	Filed as an exhibit to the Registrant’s Report on Form 8-K filed with the Commission on July 30, 1999 and incorporated herein by reference.
(8)	Filed as an exhibit to the Registrant’s Report on Form S-3 filed with the Commission on January 25, 2001 and incorporated herein by reference.

(9)	Filed as an exhibit to the Registrant’s Form 10-K405 for the year ending December 31, 1998 and incorporated herein by reference.
(10)	Filed as an exhibit to the Registrant’s Report on Form 10-Q filed with the Commission on August 8, 2001 and incorporated herein by reference.
(11)	Filed as an exhibit to the Registrant’s Report on Form 10-Q filed with the Commission on November 13, 2001 and incorporated herein by reference.
(12)	Filed as an exhibit to the Registrant’s Form 10-K filed with Commission on March 25, 2002 and incorporated herein by reference.
(13)	Filed as an exhibit to the Registrant’s Report on Form 10-Q filed with the Commission on October 30, 2002 and incorporated herein by reference.
(14)	Filed as an exhibit to the Registrant’s Report on Form 10-Q filed with the Commission on May 14, 2003 and incorporated herein by reference.
(15)	Filed as an exhibit to the Registrant’s Report on Form 10-Q filed with the Commission on October 31, 2003 and incorporated herein by reference.
(16)	Filed as an exhibit to the Registrant’s Report on Form 10-K filed with the Commission on April 5, 2004 and incorporated herein by reference.
(17)	Filed as an exhibit to the Registrant’s Report on Form 8-K filed with the Commission on January 4, 2005 and incorporated herein by reference.
(18)	Filed as an exhibit to the Registrant’s Report on Form 8-K filed with the Commission on March 30, 2005 and incorporated herein by reference.
(19)	Filed as an exhibit to the Registrant’s Report on Form 8-K filed with the Commission on March 16, 2005, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APPLIED IMAGING CORP.

By:	/S/ ROBIN STRACEY
Robin Stracey President and Chief Executive Officer and Director

Date: March 28, 2006

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

Signatures	Title	Date

/S/ ROBIN STRACEY (Robin Stracey)	Chief Executive Officer and President and Director	March 28, 2006

/S/ TERENCE GRIFFIN (Terence Griffin)	Chief Financial Officer	March 28, 2006

/S/ CARL HULL (Carl Hull)	Director	March 28, 2006

/S/ JOHN F. BLAKEMORE, JR. (John F. Blakemore, Jr.)	Director	March 28, 2006

/S/ JACK GOLDSTEIN (Jack Goldstein)	Director	March 28, 2006

/S/ ANDRE MARION (Andre Marion)	Director	March 28, 2006

/S/ G. KIRK RAAB (G. Kirk Raab)	Director and Chairman of the Board	March 28, 2006

/S/ PABLO VALENZUELA (Pablo Valenzuela)	Director	March 28, 2006

APPLIED IMAGING CORP.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

	Balance at Beginning of Year	Charged to Costs and Expenses	Write-offs Net of Recoveries	Balance at End of Year
Allowance for doubtful accounts
Year ended December 31, 2005	$112	$36	$(15)	$133

Year ended December 31, 2004	$80	$32	$—	$112

Year ended December 31, 2003	$306	$(68)	$(158)	$80

	Balance at Beginning of Year	Charged to Costs and Expenses	Write-offs Net of Recoveries	Balance at End of Year
Provision for excess and obsolete inventory
Year ended December 31, 2005	$774	$80	$(812)	$42

Year ended December 31, 2004	$654	$139	$(19)	$774

Year ended December 31, 2003	$819	$48	$(213)	$654

	Balance at Beginning of Year	Charged to Costs and Expenses	Write-offs Net of Recoveries	Balance at End of Year
Deferred Income Tax Asset Valuation Allowance
Year ended December 31, 2005	$17,621	$—	$(735)	$16,886

Year ended December 31, 2004	$16,927	$694	$—	$17,621

Year ended December 31, 2003	$15,414	$1,513	$—	$16,927

S-1