Form 10-Q
period 2006-03-31
APPLIED IMAGING CORP
filed 2006-05-15
CIK 816066

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the Transition Period from              to

Commission file number 0-21371

APPLIED IMAGING CORP.

(Exact name of registrant as specified in its charter)

Delaware	77-0120490
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

120 Baytech Drive San Jose, California	95134-2302
(Address of principal executive offices)	(Zip Code)

(408) 719-6400

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report).

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of ”accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

☐  Large accelerated filer     ☐  Accelerated filer     ☒  Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The number of shares of Common Stock, with $0.001 par value, outstanding on April 28, 2006 was 5,588,593.

APPLIED IMAGING CORP.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Unless the context otherwise indicates, all share and per share common stock information in this Quarterly Report reflects a 1-for-4 reverse stock split of the common stock effected May 20, 2005.

APPLIED IMAGING CORP. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(unaudited, in thousands, except shares and par values)

	March 31, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$4,550	$3,136
Restricted cash	157	172
Trade accounts receivable, net of allowance for doubtful accounts	4,247	4,806
Inventories	432	434
Prepaid expenses and other current assets	281	354

Total current assets	9,667	8,902
Property and equipment, net	1,109	1,208
Goodwill	2,364	2,364
Other assets	49	54

Total assets	$13,189	$12,528

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank debt	$1,744	$2,054
Accounts payable	1,377	1,288
Accrued expenses	2,120	2,368
Deferred rent, current	157	149
Deferred revenue, current	3,346	3,537

Total current liabilities	8,744	9,396
Deferred rent, non-current	369	374
Deferred revenue, non-current	495	405

Total liabilities	9,608	10,175

Commitments and contingencies (Note 4)

Stockholders’ equity:
Preferred stock, $0.001 par value; 6,000,000 shares authorized; none issued and outstanding at March 31, 2006 and December 31, 2005	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized; 5,588,593 and 4,814,781 issued and outstanding at March 31, 2006 and December 31, 2005, respectively	19	19
Additional paid-in capital	54,311	53,021
Accumulated deficit	(50,382)	(50,320)
Accumulated other comprehensive loss	(367)	(367)

Total stockholders’ equity	3,581	2,353

Total liabilities and stockholders’ equity	$13,189	$12,528

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APPLIED IMAGING CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(unaudited, in thousands, except per share data)

	Three months Ended March 31,
	2006	2005
Revenues	$4,866	$4,890
Cost of revenues (a)	1,893	2,025

Gross profit	2,973	2,865

Operating expenses
Research and development (a)	746	890
Sales and marketing (a)	1,369	1,390
General and administrative (a)	893	1,059

Total operating expenses	3,008	3,339

Operating loss	(35)	(474)
Other expense, net	(27)	(37)

Net loss	$(62)	$(511)

Net loss per share - basic and diluted	$(0.01)	$(0.11)

Weighted shares used to calculate basic and diluted net loss per share	4,961	4,772

__________ (a) SFAS 123R stock-based compensation expense was allocated as follows:

Cost of revenues	$16	$—
Research and development	47	—
Sales and marketing	20	—
General and administrative	77	—

Total stock-based compensation expense	$160	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APPLIED IMAGING CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Three Months Ended March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(62)	$(511)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	118	157
Stock-based compensation	160	—
Changes in operating assets and liabilities:
Trade accounts receivable, net	579	449
Inventories	2	61
Prepaid expenses and other current assets	75	(187)
Other assets	5	—
Accounts payable	87	71
Accrued expenses	(257)	(623)
Deferred revenue	(102)	90
Deferred rent	2	(38)

Net cash provided by (used in) operating activities	608	(531)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(17)	(89)

Net cash used in investing activities	(17)	(89)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from private placement	1,130	—
Bank and other loan proceeds	3,231	2,442
Bank and other loan payments	(3,541)	(2,990)
Restricted cash	15	5

Net cash provided by (used in) financing activities	835	(543)

Effect of exchange rate changes	(12)	—

Net increase (decrease) in cash and cash equivalents	1,414	(1,163)

Cash and cash equivalents at beginning of quarter	3,136	3,927

Cash and cash equivalents at end of quarter	$4,550	$2,764

Supplemental disclosure of cash flow information:
Cash paid for interest	$26	$22

Supplemental disclosure of non-cash investing and financing activities:
Inventory transfers to property and equipment	$2	$29

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APPLIED IMAGING CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of Applied Imaging Corp. and subsidiaries (the “Company”, “we”, “us”, “our”) for the three months ended March 31, 2006 and year end as of December 31, 2005. For the three months ended March 31, 2006, the financial statements are unaudited and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of our financial position, operating results and cash flows for those interim periods presented. The year end condensed balance sheet data was derived from the December 31, 2005 audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

Unless the context otherwise indicates, all share and per share common stock information in this Quarterly Report reflects a 1-for-4 reverse stock split of the common stock effected May 20, 2005.

The results of operations for the three months ended March 31, 2006 are not necessarily indicative of results to be expected for the fiscal year ending December 31, 2006. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, for the year ended December 31, 2005, contained in our Form 10-K filed with the Securities and Exchange Commission on March 29, 2006.

Management Estimates. The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

NOTE 2 - Significant Accounting Policy

During the first quarter of fiscal 2006, the Company adopted the provisions of, and account for stock-based compensation in accordance with, the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards No. 123—revised 2004 (“SFAS 123R”), “Share-Based Payment” which replaced Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a ratable basis over the requisite service period, which is the vesting period. We elected the modified-prospective method, under which prior periods are not revised for comparative purposes. The valuation provisions of SFAS 123R apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. Estimated compensation for grants that were outstanding as of the effective date will be recognized over the remaining service period using the compensation cost estimated for the SFAS 123 pro forma disclosures.

In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC’s interpretation of SFAS 123R and the valuation of stock-based payments for public companies. The Company has applied the provision of SAB 107 in its adoption of SFAS 123R.

The adoption of SFAS 123R had a material impact on our consolidated financial position, and results of operations. See Note 6 for further information regarding our stock-based compensation assumptions and expenses, including pro- forma disclosures for prior periods as if we had recorded stock-based compensation expense.

NOTE 3 – Inventories (in thousands)

	March 31, 2006	December 31, 2005
Raw materials	$362	$350
Work in progress	55	1
Finished goods	15	83

Total net inventory	$432	434

NOTE 4 – Commitments and Contingencies

In December 2006, the Company’s Board of Directors approved equity and cash incentives to enhance benefits designed to retain employees of the Company as the Board considers strategic alternatives. The cash component is payable upon the earlier of (i) January 1, 2007, (ii) six months after a change of control of the Company, or (iii) involuntary termination of the employee at any time after October 1, 2006 or the earlier entry into a term sheet for a change of control. The Company presently anticipates this cash incentive to involve payment of a maximum of $809,000. The Company accrued $130,000 as of March 31, 2006.

NOTE 5 – Net loss per share

The computation of basic and diluted net loss per share (“EPS”) for the three months ended March 31, 2006 and March 31, 2005 is determined by dividing net loss as reported as the numerator by the number of shares included in the denominator as shown in the following table (in thousands):

	March 31,
	2006 Shares	2005 Shares
Weighted average shares outstanding basic	4,961	4,772
Dilutive shares - stock options	—	—
Dilutive shares - warrants	—	—

Total	4,961	4,772

Securities excluded from the computation of EPS because their effect on EPS was antidilutive, but could dilute basic EPS in future periods are as follows (in thousands):

	March 31,
	2006 Shares	2005 Shares
Options	1,059	906
Warrants	607	355

Total	1,666	1,261

NOTE 6 – Stock Based Compensation

Stock Compensation

Beginning with the Company’s first quarter of fiscal 2006, we adopted SFAS 123R. See Note 2 for a description of our adoption of SFAS 123R. We use the Black-Scholes option pricing model to determine the fair value of stock options. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as various assumptions. These assumptions include our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends.

Prior to the Adoption of SFAS. 123R

Prior to the adoption of SFAS 123R, the Company provided disclosures required under FAS No. 123 “Accounting for Stock-Based compensation”, amended by SFAS No. 148,” Accounting for Stock-Based Compensation Transition and Disclosures”.

The pro-forma information for the three months ended March 31, 2005 was as follows (in thousands, except per share data):

Three Months Ended March 31, 2005
Net loss:
As reported	$(511)
Stock-based employee compensation expense determined under fair-value method	(76)

Pro forma	$(587)

Net loss per share:
As reported:
Basic and diluted	$(0.11)

Pro forma
Basic and diluted	$(0.12)

For the period ending March 31, 2005, there was approximately $5,000 in pro forma compensation expense related to employee stock purchases. All of the assumptions shown below were used for the Employee Stock Purchase Plan except that the expected life is six months and volatility was 95%.

Impact of the Adoption of SFAS 123R

The Company elected to adopt the modified-prospective application method as provided by SFAS 123R The effect of recording stock-based compensation for the three months ended March 31, 2006 was as follows (in thousands, except per share data):

Three Months Ended March 31, 2006
Stock-based compensation-employee stock options by type of award:

Employee stock options	$160
Employee stock purchase plans	—
Amounts capitalized as inventory	—

Total stock-based compensation	160
Tax effect on stock-based compensation	—

Net effect on net loss	$160

Effect on basic and diluted net loss per share Basic and diluted	$(0.03)

Valuation Assumptions

The Company estimates the fair value of stock options using a Black-Scholes valuation model, consistent with the provisions of SFAS 123R, SAB 107 and the Company’s prior period pro forma disclosures of net loss, including stock-based compensation (determined under a fair value method as prescribed by SFAS 123). The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model and the ratable attribution approach with the following weighted-average assumptions:

	Three Months Ended March 31,
	2006	2005
Expected life (in years)	5.0	5.0
Volatility	82%	92%
Risk free interest rate	4.68%	3.66%
Dividend yield	—%	—%

Equity Incentive Program

The following table sets forth the summary of option activity under our stock option program for the three months ended March 31, 2006:

	Options Available for Grant	Number of Options Outstanding	Weighted Average Exercise Price
Beginning of Period	26,039	1,076,903	$4.45
Options granted	(15,500)	15,500	$2.03
Options exercised	—	—	$—
Options cancelled	33,902	(33,902)	$5.62
Options expired	(22,125)	—	$7.20

End of Period	22,316	1,058,501	$4.38

Information regarding stock options outstanding and exercisable at March 31, 2006 is summarized below:

	Options Outstanding			Options Exercisable
Range of exercise prices	Number of Options	Weighted average remaining contractual life in years	Weighted average exercise price	Number of Options	Weighted average exercise price
$ 1.21 to $ 1.21	419,000	9.73	$1.21	—	$—
$ 2.03 to $ 2.28	181,135	9.00	2.21	43,925	2.12
$ 2.88 to $ 4.76	117,776	5.85	3.71	97,136	3.79
$ 4.88 to $ 8.12	106,368	6.42	6.05	72,602	6.28
$ 9.60 to $ 9.75	139,681	2.97	9.70	139,681	9.48
$10.56 to $12.00	42,041	3.18	11.40	41,416	11.46
$13.75 to $13.75	7,000	4.34	13.76	7,000	13.75
$14.50 to $14.50	9,750	4.40	14.50	9,750	14.50
$16.00 to $16.00	25,375	4.11	16.00	25,375	16.00
$16.12 to $16.12	10,375	4.61	16.12	10,375	16.12

	1,058,501		$4.38	447,260	$7.97

The aggregate intrinsic value of stock options outstanding at March 31, 2006 is $268,000. The aggregate intrinsic value of stock options vested and expected to vest at March 31, 2006 is $215,000. There is no intrinsic value of stock options exercisable at March 31, 2006.

NOTE 7 – Product Warranty

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

Changes in product warranty obligations are as follows (in thousands):

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005
Balances at Beginning of Quarter	$183	$102
Add accruals for warranties issued	28	57
Less cost incurred under warranties issued	(43)	(39)

Balance end of quarter	$168	$120

NOTE 8 – Segment and Geographic

The Company has historically reported as one segment, namely, the imaging business. In late 2004, the Company formed a subsidiary CTC, Inc. with the intent to develop a commercial system for the detection, quantification and analysis of circulating tumor cells in blood. The Company began very early stage research and development activities on CTC in 2005 and the program was managed as a research and development project within existing management and financial reporting structures.

Beginning in the first quarter 2006, the Company’s Chief Executive Officer, considered the chief operating decision maker, now reviews financial results by two segments, namely, the imaging business and CTC. Management’s determination for the change in segment reporting is that CTC had moved from its early stage research and development activities to a research and development program, with initial funding, and separate financial information. Our chief operating decision maker now evaluates such separate financial information in deciding how to allocate resources to and in assessing the performance of CTC.

A reconciliation of the totals reported for the operating segments to the applicable line items in the unaudited condensed consolidated financial statements for the quarters ended March 31, 2006 and March 31, 2005 follows:

	Imaging Business	CTC	Total Consolidated
Quarter ended March 31, 2006
Revenue	$4,866	$—	$4,866

Operating expenses	$2,657	$351	$3,008

Net income (Loss)	$289	$(351)	$(62)

Quarter ended March 31, 2005
Revenue	$4,890	$—	$4,890

Operating expenses	$3,024	$315	$3,339

Net loss	$(196)	$(315)	$(511)

Total operating expenses comprise research and development, sales and marketing and general and administrative except for CTC which does not have general and administrative expenses. For fiscal 2006, operating expenses also included stock-based compensation.

A reconciliation of the totals reported for the operating segments to the applicable line items in the condensed consolidated financial statements for the quarters ended March 31, 2006 and December 31, 2005 is as follows in thousands:

Identifiable Assets	March 31, 2006	December 31, 2005
CTC	$133	$144

Imaging Business	$13,056	$12,384

Total Consolidated	$13,189	$12,528

The following table presents net revenues by geographic region (in thousands):

	Three months ended March 31,
	2006	2005
Revenues
North America	$2,976	$3,166
International-Principally Europe	1,890	1,724

Total Revenues	$4,866	$4,890

NOTE 9 – Goodwill

The carrying value of goodwill was $2.4 million as of March 31, 2006 and December 31, 2005, respectively, and was allocated to the Company’s imaging business reporting segment pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets,” in accordance with SFAS 142, the Company completed its annual evaluation of the goodwill by reporting unit during the quarter ended March 31, 2006, and concluded that there was no impairment.

NOTE 10 - Issuance of Common Stock and Warrants

On March 14, 2006, the Company completed a private placement of its common stock and warrants to purchase its common stock with gross proceeds of $1.3 million. The Company sold 773,812 common shares priced at $1.68 per share and warrants to purchase 193,453 common shares priced at $2.52 per share. The common stock warrants become exercisable on or after August 14, 2006 and expire after March 14, 2011. The aggregate value of the common stock warrants was valued at $190,000 using the Black-Scholes fair value model with the following inputs:

Expected life (in years)	4.0
Volatility	84%
Risk free interest rate	4.7%
Dividend yield	—%

The placement agent received a fee of $130,000 and the placement agent and individuals affiliated therewith received warrants to purchase 77,382 common shares at $2.02 per share. Net proceeds after placement agent fees, legal and other costs were $1.1 million. The placement agent common stock warrants become exercisable on or after August 14, 2006 and expire after March 14, 2011. The aggregate value of the common stock warrants was valued at $82,000 using the Black-Scholes fair value model using the above inputs.

NOTE 11 – Recently Issued Accounting Pronouncements

In November 2005, the FASB issued FASB Staff Position (FSP) No. 123R-3 “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” (FSP. 123(R)-3). FSP 123(R)-3 provides an alternative transition method of accounting for the tax effects of adopting SFAS 123R. This FSP grants one year from the later of the date of the FSP or the adoption of SFAS 123R by the Company for determination of the one-time election for purposes of transition. The Company is evaluating the alternative methods.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the attached unaudited condensed consolidated financial statements and notes, and with our audited financial statements and notes for the fiscal year ended December 31, 2005.

This quarterly report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include those statements concerning our progress on our CTC initiative, our expectations on revenues, margins, and operating expenses, and expenditure in CTC. Our actual results could differ materially from those predicted in the forward-looking statements as a result of risks and uncertainties including, but not limited to, those discussed in Part II, Item 1A – “Risk Factors” commencing on page 16 of our quarterly report and those discussed under “Item 7 – Management’s Discussion And Analysis of Financial Condition And Results of Operations” commencing on pages 11 and 22 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005. You should not rely on these forward-looking statements, which reflect our position as of the date of this report. We are under no obligation to revise or update any forward-looking statements.

Results of Operations

Revenues. Our revenues are derived primarily from the sale of systems, service contracts, software maintenance and grant revenues. Revenues for the three months ended March 31, 2006 and 2005 were $4.9 million and $4.9 million, respectively.

Sales of systems were $3.4 million and $3.5 million in the three months ended March 31, 2006 and 2005, respectively. System sales were flat in the first quarter of 2006 as compared to 2005.

Service contract and software maintenance revenues were $1.5 million and $1.4 million in the three months ended March 31, 2005 and 2004, respectively. Service contract and software maintenance revenues were flat in the first quarter of 2006 as compared to 2005.

We expect quarterly revenue to trend upward in the second half of 2006.

Cost of revenues. Cost of revenues includes direct material and labor costs, manufacturing overhead, installation costs, warranty-related expenses and service and application support expenses. Costs of revenues for the three months ended March 31, 2006 and 2005 were $1.9 million and $2.0 million, respectively. Cost of revenues, as a percentage of total revenues, for the three months ended March 31, 2006 and 2005 were 39% and 41%, respectively. Lower costs were primarily due to management’s focus during 2005 on reducing the material costs of systems which benefited the period ending March 31, 2006. Stock-based compensation expense related to the cost of revenues was $16,000 for the quarter ending March 31, 2006.

We expect margin percent to remain relatively stable for the remainder of 2006.

Research and development expenses. For the three months ended March 31, 2006, compared to the same period in 2005, research and development expense decreased by $144,000, or 16% from $890,000 to $746,000. This was primarily due to a $128,000 reduction in materials and supplies expense in the first quarter of 2006 as compared to the first quarter of 2005. Stock-based compensation expense related to research and development was $46,000 for the quarter ending March 31, 2006.

Sales and marketing expenses. Sales and marketing expenses for the three months ended March 31, 2006 and 2005 were $1.4 million and $1.4 million, respectively. Sales and marketing expenses remained constant when comparing the first quarter of 2006 to the first quarter of 2005. Stock-based compensation expense related to sales and marketing was $20,000 for the quarter ending March 31, 2006.

General and administrative expenses. For the three months ended March 31, 2006, general and administrative expense decreased by $166,000, or 16% from $1.1 million to $0.9 million. General and administrative expenses in the first quarter of 2006 were lower as compared to the first quarter of 2005 primarily due to a reduction of $213,000 in recruiting fees, consulting, patent maintenance and loan renewal fees which were offset by stock-based compensation expense related to general and administrative of $76,000.

We expect operating expenses to remain fairly constant for the remainder of 2006 with the potential for increased spending in CTC during the later half of the fiscal year.

Other expense, net. Other expense was $27,000 and $37,000, for the three months ended March 31, 2006 and 2005, respectively.

Liquidity and Capital Resources

At March 31, 2006, we had cash and cash equivalents of $4.6 million and working capital of $923,000, compared to $3.1 million and $(494,000) respectively, at December 31, 2005. Restricted cash, which collateralizes various credit card and bank guarantees in the United Kingdom, amounted to $157,000 at March 31, 2006 and $172,000 at December 31, 2005.

Cash provided by operations in the three months ended March 31, 2006 was $608,000 and cash used in operations for the three months ended March 31, 2005 was $531,000. Cash provided by operations in 2006 included a reduction of $579,000 in accounts receivable. Cash used in operations in 2005 included a net loss of $511,000, a decrease of $623,000 in accrued expenses primarily related to audit and legal fees offset by a decrease of $449,000 in accounts receivable.

Cash used in investing activities in the three months ended March 31, 2006 and 2005 was $17,000 and $89,000, respectively.

Cash provided in financing activities in the three months ended March 31, 2006 was $835,000 compared to cash used of $543,000 for the period ending March 31, 2005. In the first quarter of 2006, we completed a private placement financing with net proceeds of $1.1 million. Cash used for the three months ending March 31, 2005 was related to net borrowing in support of operating cash needs.

We have a loan agreement with Silicon Valley Bank “SVB” which provides for borrowing of up to $3.5 million based on the level of certain of our North American accounts receivable. We were in compliance with the covenant requiring us to maintain $(1,250,000) in minimum tangible net worth as of March 31, 2006. Our tangible net worth was $1.2 million at March 31, 2006.

At March 31, 2006, we had used $1.7 million of the facility with $0.2 million available but not used. The interest rate on the facility was 9.75% at March 31, 2006, computed as the SVB prime rate plus 2 percent. The loan is collateralized by substantially all of the assets of the U.S. Corporation and requires maintenance of a minimum tangible net worth level. Other loan covenants include the need to maintain insurance on our property, monthly reporting to SVB, the need to obtain SVB approval for any extraordinary action and a limitation on the U.S. corporation’s ability to transfer more than $600,000 to a foreign subsidiary.

We collateralize various credit card and bank guarantees (used for customs clearance purposes) with cash deposits at an international bank in the United Kingdom. This amounted to $157,000 at March 31, 2006.

Item 3. Quantitative and Qualitative Disclosures about Market Risk Derivatives and Financial Instruments.

For the three months ended March 31, 2006, there were no material changes from the disclosures made in our Form 10-K for the year ended December 31, 2005. We maintain our funds as cash or cash equivalents, primarily in money market investments with a maturity of less than 90 days. We invested these funds at a 30-day average yield of 4.3% during the first quarter of 2006. These investments are not subject to interest rate risk.

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

(b) Changes in internal control over financial reporting. There has been no change in our internal control over financial reporting during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We do not have sufficient funds to fully implement our growth strategy. We have, therefore, engaged an investment bank to work with our management to evaluate our strategic options. Such evaluation could result in the sale of certain of our product lines, the licensing of certain of our intellectual property to third parties, the sale of our entire business, or the sale of our debt or equity securities. The terms of such transactions, if any, may be unfavorable to our stockholders. A sale of less than our entire business may result in a surviving entity that is materially different from what we are today. A sale of our entire business may not provide adequate proceeds to both discharge our liabilities and provide a return to our stockholders. A financing transaction may be highly dilutive to existing stockholders, impose constraints on our operations, or otherwise have a negative impact on our share price. The availability of strategic options will depend, in part, on market conditions, and the outlook for us. If these transactions do not occur, we may have to delay development or commercialization of certain of our products, license to third parties the rights to commercialize certain of our products or technologies that we would otherwise seek to commercialize, reduce our marketing, customer support or other resources devoted to our existing products, or otherwise cease certain or all of our operations.

We have a history of operating losses and may never achieve profitability.

We have not been profitable on a fiscal year basis since our inception in 1986. We incurred net losses of $1.0 million and $3.3 million in 2005 and 2004, respectively. As of March 31, 2006, we had an accumulated deficit of $50.4 million. We will continue to incur significant costs as we continue our efforts to develop and market our current systems and related applications. If we do achieve profitability in any period, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

The detection, quantification and characterization of tumor cells in circulating blood involve complex and unproven technologies. Our CTC initiative may never become commercially successful.

We are developing a system for the detection, quantification and characterization of tumor cells in circulating blood. Some of the technologies involved are complex and unproven. The timing of the system’s development may not meet our expectations. It is possible that we may never be successful in developing a system. Successful development of a system will require us to optimize a protocol for the enrichment of tumor cells. Optimizing a protocol for the enrichment of tumor cells is an effort that entails adapting existing research technology for a clinical setting, a challenging effort that neither we nor our competitors have yet succeeded in accomplishing. We may have to partner with one or more parties in our efforts to develop and optimize the system. We are now assessing, testing and optimizing other cell selection and depletion technologies and methods with partners. Such partnerships may not ultimately be on terms favorable to us. Even if we were successful in developing a system, we may not have sufficient resources to commercialize the system. We may have to engage one or more commercialization partners and such relationships may not result in returns adequate to justify our investment.

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

We have expended and will continue to expend substantial amounts of money for research and development, preclinical testing, clinical investigations, working capital needs and manufacturing and marketing of our products. Our future research and development efforts, in particular, are expected to include development of additional applications for our current cytogenetic and pathology systems, as well as a system to detect circulating tumor cells which will likely require additional funds.

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

Our products have been classified in Europe as diagnostic devices (“IVDs”), which are regulated under a different standard than medical devices. As such, our products are subject to the requirements of the In Vitro Diagnostic Medical Device Directive (IVDD). An IVD is defined as a device which is a reagent, reagent product, kit, instrument, equipment or system, whether used alone or in combination, intended by the manufacturer to be used in vitro for the examination of samples derived from the human body with a view to providing information on a physiological state, state of health or disease, or congenital abnormality. IVDs are specifically excluded from the provisions of the Medical Device Directive (“MDD”), although IVDs are subject to equally stringent but different controls under the IVDD and other directives. If it is determined that our products are marketed as or intended to be issued as equipment that can produce therapeutic effects or alleviate the symptoms of any disability, injury or illness, the equipment may then fall within the scope of the MDD and product registration and appropriate documentation, including possible clinical trials would be required prior to commercialization. That same medical equipment, if also intended and promoted by us for use in the examination of samples derived from the human body with a view to providing information on a physiological state, state of health or disease, or congenital, abnormality, would also be regulated under the IVDD, requiring performance data, including where appropriate, analytical sensitivity, diagnostic sensitivity, analytical specificity, diagnostic specificity, accuracy, repeatability and reproducibility.

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

In particular, the FASB recently issued SFAS 123R which requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our consolidated statements of income. The accounting provisions of SFAS 123R are effective for annual periods beginning after June 15, 2005. We adopted SFAS 123R in the first quarter of fiscal year 2006.

The adoption of SFAS 123R had a material impact on our consolidated financial position and results of operations. See Note 6 for further information regarding our stock-based compensation assumptions and expenses, including pro-forma disclosures for prior periods as if we had recorded stock-based compensation expense. Please refer to the section entitled “Recently Issued Accounting Pronouncements” and “Stock-based Compensation” for further information regarding SFAS 123R.

Item 6. Exhibits.

(a) Exhibits.

Exhibit No.	Description
3.1(1)	Certificate of Incorporation of the Registrant

3.2(2)	Bylaws of the Registrant as amended

3.3(3)	Certificate of Amendment of the Certificate of Incorporation of the Registrant

4.1(1)	Specimen Common Stock Certificate

4.3(4)	Preferred Shares Rights Agreement dated as of May 29, 1998, between the Registrant and Norwest Bank Minnesota, N.A. including the form of Rights Certificate, the Certificate of Designation and the summary of Rights attached thereto as Exhibits A, B, and C, respectively.

10.58(5)	Purchase Agreement between the Registrant and certain investors in connection with sales of Common Stock on March 14, 2006.

10.59(5)	Form of Warrant delivered to investors in connection with sales of Common Stock on March 14, 2006.

10.60(5)	Registration Rights Agreement executed with investors in connection with sales of common Stock on March 14, 2006.

10.61(6)	Amendment to Loan Documents dated February 25, 2005 between Registrant and Silicon Valley Bank.

10.62(6)	Amendment to Loan Documents dated April 22, 2005 between Registrant and Silicon Valley Bank.

10.63(6)	Amendment to Loan Documents dated February 22, 2006 between Registrant and Silicon Valley Bank.

10.64(7)	2006 Management Incentive Compensation Plan.

31.1	Chief Executive Officer’s Certification Pursuant to 15 U.S.C. Section 7241.

31.2	Chief Financial Officer’s Certification Pursuant to 15 U.S.C. Section 7241.

32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as an exhibit to the Registrant’s Post-Effective Amendment No. 1 Registration Statement on Form S-1 to Form S-3 filed on August 15, 2005, as amended, and incorporated herein by reference.
(2)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997 filed with the Commission on March 31, 1998, and incorporated herein by reference.
(3)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K filed with Commission on March 25, 2002 and incorporated herein by reference.
(4)	Filed as an exhibit to the Registrant’s Current Report on Form 8-A filed with the Commission on June 5, 1998 and incorporated herein by reference.
(5)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Commission on March 16, 2005, and incorporated herein by reference.
(6)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Commission on March 29, 2006, and incorporated herein by reference.
(7)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Commission on April 11, 2006, and incorporated herein by reference.

APPLIED IMAGING CORP.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

APPLIED IMAGING CORP. (Registrant)

Date: May 15, 2006	By:	/S/ ROBIN STRACEY
Robin Stracey
Chief Executive Officer