Form 10-Q
period 2006-06-30
APPLIED IMAGING CORP
filed 2006-08-14
CIK 816066

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2006

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

The number of shares of Common Stock, with $0.001 par value, outstanding on August 1, 2006 was 5,588,593.

APPLIED IMAGING CORP.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Unless the context otherwise indicates, all share and per share common stock information in this Quarterly Report reflects a 1-for-4 reverse stock split of the common stock effective May 20, 2005.

APPLIED IMAGING CORP. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(unaudited, in thousands, except share par value)

	June 30, 2006	December 31, 2005
ASSETS

Current assets:
Cash and cash equivalents	$3,321	$3,136
Restricted cash	164	172
Trade accounts receivable, net of allowance for doubtful accounts	4,146	4,806
Inventories	408	434
Prepaid expenses and other current assets	374	354

Total current assets	8,413	8,902
Property and equipment, net	1,131	1,208
Goodwill	2,364	2,364
Other assets	49	54

Total assets	$11,957	$12,528

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Bank debt	$727	$2,054
Accounts payable	1,237	1,288
Accrued expenses	2,662	2,368
Deferred rent, current	149	149
Deferred revenue, current	3,004	3,537

Total current liabilities	7,779	9,396
Deferred rent, non-current	342	374
Deferred revenue, non-current	464	405

Total liabilities	8,585	10,175

Commitments and contingencies (Note 3)

Stockholders’ equity:

Preferred stock, $0.001 par value; 6,000,000 shares authorized; none issued and outstanding at June 30, 2006 and December 31, 2005	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized; 5,588,593 and 4,814,781 issued and outstanding at June 30, 2006 and December 31, 2005, respectively	19	19
Additional paid-in capital	54,412	53,021
Accumulated deficit	(50,692)	(50,320)
Accumulated other comprehensive loss	(367)	(367)

Total stockholders’ equity	3,372	2,353

Total liabilities and stockholders’ equity	$11,957	$12,528

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APPLIED IMAGING CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(unaudited, in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues	$5,032	$4,912	$9,898	$9,802
Cost of revenues (a)	1,744	2,015	3,637	4,039

Gross profit	3,288	2,897	6,261	5,763

Operating expenses
Research and development (a)	755	870	1,501	1,755
Sales and marketing (a)	1,537	1,323	2,906	2,721
General and administrative (a)	1,364	1,013	2,257	2,066

Total operating expenses	3,656	3,206	6,664	6,542

Operating loss	(368)	(309)	(403)	(779)

Other income (expense), net	58	(127)	31	(168)

Net loss	$(310)	$(436)	$(372)	$(947)

Net loss per share - basic and diluted	$(0.06)	$(0.09)	$(0.07)	$(0.20)

Weighted shares used to calculate basic and diluted net loss per share	5,589	4,776	5,270	4,780

___________
(a) SFAS No. 123(R) stock-based compensation expense was allocated as follows:

Cost of Revenues	$6		$22
Research and development	30		77
Sales and marketing	21		41
General and administrative	78		155

Total stock compensation expense	$135		$295

Cost of revenues and operating expense for the three months and six months ended June 30, 2006 includes share-based compensation expense in accordance with Statement of Financial Accounting Standards No. 123(R), which the Company adopted on January 1, 2006. See Note 5 to the financial statements for additional information.

APPLIED IMAGING CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Six Months Ended June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(372)	$(947)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	236	369
Stock-based compensation	295	—
Changes in operating assets and liabilities:
Trade accounts receivable, net	756	155
Inventories	28	520
Prepaid expenses and other current assets	(11)	(287)
Other assets	5	(1)
Accounts payable	(63)	12
Accrued expenses	247	(443)
Deferred revenue	(474)	(119)
Deferred rent	(32)	(75)

Net cash provided by (used in) operating activities	615	(816)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(155)	(113)

Net cash used in investing activities	(155)	(113)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from private placement	1,094	14
Bank and other loan proceeds	5,331	5,933
Bank and other loan payments	(6,658)	(6,003)
Restricted cash	8	13

Net cash used in financing activities	(225)	(43)

Effect of exchange rate changes	(50)	—

Net increase (decrease) in cash and cash equivalents	185	(972)

Cash and cash equivalents at beginning of year	3,136	3,927

Cash and cash equivalents at end of quarter	$3,321	$2,955

Supplemental disclosure of cash flow information:
Cash paid for interest	$48	$42

Supplemental disclosure of non-cash investing and financing activities:
Inventory transfers to property and equipment	$24	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APPLIED IMAGING CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1– Basis of Presentation

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of Applied Imaging Corp. and subsidiaries (the “Company”, “we”, “us”, “our”) for the three and six months ended June 30, 2006 and 2005. These financial statements are unaudited and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of our financial position, operating results and cash flows for those interim periods presented.

Unless the context otherwise indicates, all share and per share common stock information in this Quarterly Report reflects a 1-for-4 reverse stock split of the common stock effective May 20, 2005.

The results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of results to be expected for the fiscal year ending December 31, 2006. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, for the year ended December 31, 2005, contained in our Form 10-K filed with the Securities and Exchange Commission on March 29, 2006.

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

Stock-based Compensation

During the first quarter of fiscal 2006, we adopted the provisions of, and account for stock-based compensation in accordance with, the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards No. 123—revised 2004 (“SFAS 123R”), “Share-Based Payment” which replaced Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a ratable basis over the requisite service period, which is the vesting period. We elected the modified-prospective method, under which prior periods are not revised for comparative purposes. The valuation provisions of SFAS 123R apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. Estimated compensation for grants that were outstanding as of the effective date will be recognized over the remaining service period using the compensation cost estimated in the prior SFAS 123 pro forma disclosures.

The adoption of SFAS 123R had a material impact on our consolidated financial position, results of operations and cash flows. See Note 5 for further information regarding our stock-based compensation assumptions and expenses, including pro- forma disclosures for prior periods as if we had recorded stock-based compensation expense during these periods.

NOTE 2 – Inventories (in thousands)

	June 30, 2006	December 31, 2005
Raw materials	$343	$350
Work in progress	34	1
Finished goods	31	83

Total net inventory	$408	$434

NOTE 3 – Commitments and Contingencies

In December 2006, the Company’s Board of Directors approved equity and cash incentives to enhance benefits designed to retain employees of the Company as the Board considers strategic alternatives. The cash component is payable upon the earlier of (i) January 1, 2007, (ii) six months after a change of control of the Company, or (iii) involuntary termination of the employee at any time after October 1, 2006 or the earlier entry into a term sheet for a change of control. The Company presently anticipates this cash incentive to involve payment of $810,000. The Company accrued $810,000 as of June 30, 2006.

Contractual Obligations. The following table presents certain payments due under contractual obligations with minimum firm commitments as of June 30, 2006 (in thousands):

	Payments Due By Period

	(ooo’s)
	Total	Due in 2006	Due in 2007	Due in 2008	Due in 2009	Due in 2010	Due in 2011 and thereafter
Bank loan(1)	$727	$727	$—	$—	$—	$—	$—
Operating lease commitments(2)	1,925	420	755	561	189	—	—
Vendor commitments(3)	363	363	—	—	—	—	—
Retention incentives(4)	810	—	810	—	—	—	—

Total contractual obligations	$3,825	$$1,510	$1,565	$561	$189	$—	$—

(1)	The Company’s loan agreement with SVB terminates in March 29, 2007.
(2)	The Company has various non-cancelable operating leases for equipment, vehicles and facilities expiring through 2009. The facility leases generally contain renewal options for periods ranging from two to five years and require the Company to pay all executory costs such as maintenance, property taxes, and insurance. The Company’s primary lease commitment is for its facility in San Jose, California. The lease is for 24,095 square feet of office space. The lease on the San Jose facility is effective July 1, 2004 through June 30, 2009 with increasing annual rent commencing at $318,000, excluding operating expenses. However, rent expense is recognized on a straight-line basis. The 2005 rent expense was $325,000. Also, the Company leases a 4,422 square foot service office in League, Texas for $7,739 per month until the end of the lease in October 2006. In addition, the Company leases facilities in the United Kingdom, which aggregate approximately $302,445, excluding expenses per year through 2008. Total facility expense under operating leases aggregated $755,000, $902,000, and $888,000 during 2005, 2004, and 2003, respectively.
(3)	These commitments are generally for inventory, operating supplies/equipment, investor relations and for financing of D&O and employment practice insurance.
(4)	The Board and Management have approved equity and cash incentives to enhance benefits designed to retain employees of the Company as the Board considers strategic alternatives.

NOTE 4 – Net loss per share

Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share,” requires a dual presentation of basic and diluted earnings per share (“EPS”). Basic EPS excludes dilution and is computed by dividing net income or loss by the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects the potential dilution that would occur if outstanding securities to issue common stock were exercised or converted to common stock. Diluted net loss per share for the three and six months ended June 30, 2006 and 2005 does not differ from basic net loss per share since potential shares of common stock issuable upon exercise of stock options and warrants are anti-dilutive under the treasury stock method.

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Numerator - Basic and Diluted
Net loss	$(310)	$(436)	$(372)	$(947)

Denominator - Basic and Diluted
Weighted average shares outstanding basic	5,589	4,776	5,270	4,780
Dilutive shares - stock options	—	—	—	—
Dilutive shares - warrants	—	—	—	—

Weighted average shares outstanding basic	5,589	4,776	5,270	4,780

Basic and Diluted net loss per share	$(0.06)	$(0.09)	$(0.07)	$(0.20)

Securities excluded from the computation of EPS because their effect on EPS was antidilutive, but could dilute basic EPS in future periods are as follows (in thousands):

	June 30,
	2006 Shares	2005 Shares
Options	1,048	861
Warrants	608	394

Total	1,656	1,255

NOTE 5 – Stock Based Compensation

Stock Compensation

Beginning with our first quarter of fiscal 2006, we adopted SFAS 123R. See Note 1 for a description of our adoption of SFAS 123R. We use the Black-Scholes option pricing model to determine the fair value of stock options. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends.

Prior to the adoption of SFAS 123R, we provided disclosures required under FAS No. 123 for stock-based compensation, amended by SFAS NO. 148, “Accounting for Stock-Based Compensation Transition and Disclosures.” The estimated compensation cost is based on the fair value of the Company’s common stock on the date of grant. We will continue to recognize the compensation cost, net of estimated forfeitures, over the vesting term.

Prior to the Adoption of SFAS No. 123(R)

The pro-forma information for the three months and six months ended June 30, 2005 was as follows (in thousands, except per share data):

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net loss:
As reported	$(436)	$(947)
Stock-based employee compensation expense determined under fair-value method	(85)	(157)

Pro forma	$(521)	$(1,104)

Net loss per share:
As reported:
Basic and diluted	$(0.09)	$(0.20)

Pro forma
Basic and diluted	$(0.11)	$(0.23)

Impact of the Adoption of SFAS No. 123(R)

The Company elected to adopt the modified prospective application method as provided by SFA No. 123 (R). The effect of recording stock-based compensation for the three months and six months ended June 30, 2006 was as follows (in thousands, except per share data):

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Share-based compensation expense impact by type of award:
As reported	$(310)	$(372)
Stock plans	$132	$292
Employee stock purchase plan	$3	$3
Effect on loss from continuing operations	$(175)	$(77)
Effect on loss before income taxes	$(175)	$(77)
Effect on Net loss	$(175)	$(77)
Effect on cash flow from operations	$—	$—
Effect on basic and diluted net loss per share	$(0.03)	$(0.01)

The total compensation cost related to nonvested awards not yet recognized as of June 30, 2006 was approximately $863,000. The weighted-average period over which this compensation cost is expected to be recognized is 3.21 years.

There were no stock option exercises for the three or six month period ended June 30, 2006. The company did not receive any cash from option exercises nor pay any cash to settle stock options. In addition, the Company did not realize any tax benefit from stock option exercises for the three or six months ended June 30, 2006.

Valuation Assumptions

The Company estimates the fair value of stock options using a Black-Scholes valuation model, consistent with the provisions of SFAS No. 123 (R), SEC SAB No. 107 and the Company’s prior period pro forma disclosures of net loss, including stock-based compensation (determined under a fair value method as prescribed by SFAS No. 123). The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model and the ratable attribution approach with the following weighted-average assumptions:

	Three Months		Six Months
	2006	2005	2006	2005
Expected life (in years)	5	5	5	5
Volatility	82.19% - 82.50%	84.00%	82.19% - 82.50%	84.00% - 92.00%
Risk free interest rate	4.94% - 5.02%	3.53%	4.68% - 5.02%	3.53% - 3.66%
Dividend yield	— % - —%	—%	— % - —%	— % - —%

The dividend yield is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends. Expected volatility is based on the combination of historical volatility of the Company’s common stock, the expected moderation in future volatility over the period commensurate with the expected life of options and other factors. The risk free interest rates are taken from the Daily Federal yield Curve Rates as of the grant dates as published by the Federal Reserve and represents the yield on actively traded treasury securities for terms equal to the expected term of the options. The expected term calculation is based on observed historical option exercise behavior, post-vesting employment termination behavior of the Company’s employees and the options’ contractual term.

Equity Incentive Program

As of June 30, 2006, the Company had the following stock plans:

	Reserved for Issuance	Shares Available for Grant	Options Outstanding
1998 Incentive Stock Option Plan	1,160,717	326,242	860,717
1988 Incentive Stock Option Plan	110,108	—	110,108
1994 Director’s Stock Option Plan	27,500	—	27,500
2003 Stand-Alone Option Plan	50,000	—	50,000

Totals	1,348,325	326,242	1,048,325

Under the 1998 Stock Plan, stock options may be granted to Board members, officers, key employees, and consultants at the fair market value of the common stock at the date of the grant, as determined by the Board of Directors, typically the closing share price on the day of grant. Options are exercisable over 10 years from the date of grant, and typically vest ratably over 4 years.

The Company’s 1988 Stock Plan expired in October 1998. No options were granted in this Plan after October 1998.

The Company’s 1994 Directors Option Plan was enacted and designed to encourage participation on the Company’s Board of Directors. The terms of the plan allow the granting of stock options upon initial election to the Board of Directors and for subsequent grants.

The Company’s 2003 Stand-Alone Plan was established in November 2003 designed to offer incentive options to a key new employee.

The following table sets forth the summary of option activity under our stock option program for the six months ended June 30, 2006:

	Options Available for Grant	Weighted Average Exercise Price	Weighted Average Contractual Life	Aggregate Intrinsic Value
Beginning at December 31, 2005	1,076,903	$4.45

Options granted	37,000	$1.95
Options exercised	—	—
Options cancelled/forfeited/expired	(65,578)	$5.41

Outstanding at June 30, 2006	1,048,325	$4.30	$7.28	$247,360

Vested and expected to vest at June 30, 2006 (1)	949,198	$4.59	0.77	$204,805

Exercisable at June 30, 2006	439,799	$7.93	4.60	$—

(1)	The expected to vest options are the result of applying the pre-vesting forfeiture rate assumptions to total outstanding options.

The aggregate intrinsic value in the table above represents the total intrinsic value (the aggregate difference between the closing stock price of the Company’s common stock on June 30, 2006 and the exercise price of in-the-money options) that would have been received by the option holders if all option had been exercised on June 30, 2006.

The weighted average grant date fair value of options granted during the quarter ended June 30, 2006 was $1.60.

Information regarding the stock options outstanding and exercisable at June 30, 2006 is summarized below:

Range of Exercise Prices		Number Outstanding	Weighted Average Remaining Contractual	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.21	$1.21	419,000	9.48	$1.21	—	$—
$1.70	$2.28	197,583	8.87	$2.17	49,473	$2.21
$3.04	$4.88	113,026	5.83	$3.88	91,772	$3.92
$5.44	$9.60	131,492	5.82	$7.22	111,330	$7.49
$9.75	$11.00	116,358	1.66	$9.98	116,358	$9.98
$12.00	$12.00	19,616	4.01	$12.00	19,616	$12.00
$13.75	$13.75	7,000	4.09	$13.75	7,000	$13.75
$14.50	$14.50	9,750	4.15	$14.50	9,750	$14.50
$16.00	$16.00	25,375	3.86	$16.00	25,375	$16.00
$16.12	$16.12	9,125	4.36	$16.12	9,125	$16.12

$1.21	$16.12	1,048,325	7.28	$4.30	439,799	$7.94

Employee Stock Purchase Plan

In 2005, the Company’s prior Employee Stock Purchase Plan was discontinued. At the Company’s 2006 meeting of stockholders, the stockholders approved, among other things, the adoption of the Company’s 2006 Employee Stock Purchase Plan and a reservation of a total of 175,000 shares of common stock for purchase under the 2006 Purchase Plan. The 2006 Stock Purchase Plan allows eligible employee participants to purchase shares of our common stock at a discount through payroll deductions. The ESPP consist of two six month offering periods. Employees purchase shares in each purchase period at 85% of the market value of our common stock at either the beginning of the offering period or the end of the purchase period, whichever price is lower.

As of June 30, 2006 there were 175,000 shares reserved for issuance.

The estimated fair value of purchase rights under the Company’s Purchase Plan was determined using the Black-Scholes pricing model with the following assumptions for the period ending June 30, 2006:

Three Months 2006
Expected life (in years)	6 months
Volatility	53.88%
Risk free interest rate	5.06%
Dividend yield	—%

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

Changes in product warranty obligations are as follows (in thousands):

	June 30, 2006	June 30, 2005
Balances at Beginning of Year	$183	$101
Add accruals for warranties issued	73	110
Less cost incurred under warranties issued	(85)	(78)

Balance end of quarter	$171	$133

NOTE 7 – Segment and Geographic

The Company has historically reported as one segment, namely, the imaging business. In late 2004, the Company formed a subsidiary “CTC” with the intent to develop a commercial system for the detection, quantification and analysis of circulating tumor cells in blood. The Company began very early stage research and development activities on CTC in 2005 and the program was managed as a research and development project within existing management and financial reporting structures.

In the first quarter of 2006, as part of the 2006 planning effort, the Company organized itself in a way to give focus to its CTC effort. The Chief Operating Decision Maker now reviews financial results by two segments, namely, the imaging business and CTC. Management’s determination is that CTC moved from a project to a fully functional research and development program with management, initial funding, management focus, internal financial reporting segmentation and formal resource allocation segmentation during first quarter of 2006.

A reconciliation of the totals reported for the operating segments to the applicable line items in the condensed consolidated financial statements for the quarters ended June 30, 2006 and June 30, 2005 is as follows:

	Imaging Business	CTC	Total Consolidated
Period ended June 30, 2006
Revenue	$5,032	$—	$5,032

Operating Expenses	3,209	447	3,656

Net Income (Loss)	$137	$(447)	$(310)

Period ended June 30, 2005
Revenue	$4,912	$—	$4,912

Operating Expenses	2,963	243	3,206

Net Income (Loss)	$(193)	$(243)	$(436)

Total operating expenses comprise research and development, sales and marketing and general and administrative except for CTC which does not have general and administrative expenses. For fiscal 2006, operating expense also included stock-based compensation.

A reconciliation of the totals reported for the operating segments to the applicable line items in the condensed consolidated financial statements for the quarters ended June 30, 2006 and December 31, 2005 is as follows in thousands:

Identifiable Assets	June 30, 2006	December 31, 2005
CTC	$131	$144

Imaging Business	$11,826	$12,384

Total Consolidated	$11,957	$12,528

The following table presents net revenues by geographic region in thousands:

	Three Months		Six Months
	2006	2005	2006	2005
North America	$3,448	$3,116	$6,424	$6,302
International-Principally Europe	1,584	1,796	3,474	3,500

Total revenues	$5,032	$4,912	$9,898	$9,802

NOTE 8 – Goodwill

The carrying value of goodwill was $2.4 million as of June 30, 2006 and December 31, 2005, respectively, and was allocated to Applied Imaging’s imaging business reporting segment pursuant to SFAS No. 142. In accordance with SFAS No. 142, Applied Imaging completed its annual evaluation of the goodwill by reporting unit during the quarter ended March 31, 2006, and concluded that there was no impairment.

NOTE 9 – Recently Issued Accounting Prouncements

In June 2006, the FASB issued FASB Interpretation No.48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (FIN 48), which prescribes accounting for and disclosure of uncertainty in tax positions. This interpretation defines the criteria that must be met for the benefits of a tax position to be recognized. The provisions of FIN 48 are effective as of the beginning of the Company’s 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on its financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the attached unaudited condensed consolidated financial statements and notes, and with our audited financial statements and notes for the fiscal year ended December 31, 2005.

This quarterly report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include those statements concerning our progress on our CTC initiative, our expectations on revenue, margins, operating expenses, and expenditures on our CTC initiative. Our actual results could differ materially from those predicted in the forward-looking statements as a result of risks and uncertainties including, but not limited to, those discussed in this quarterly report and those discussed under “Item 1 – Business, Additional Factors That Might Affect Future Results,” and under “Item 7 – Management’s Discussion And Analysis of Financial Condition And Results of Operations” commencing on pages 11 and 22 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005. You should not rely on these forward-looking statements, which reflect our position as of the date of this report. We are under no obligation to revise or update any forward-looking statements.

Results of Operations

Revenues

	Three Months		Percent Change	Six Months		Percent Change
	2006	2005		2006	2005
Product	$3,481	$3,506	-0.7%	$6,868	$6,954	-1%
Percentage of total revenues	69%	71%		69%	71%
Service and support	1,551	1,407	10%	3,030	2,848	6%
Percentage of total revenues	31%	29%		31%	29%

Total revenues	$5,032	$4,912		$9,898	$9,802

Our revenues are derived primarily from the sale of systems, service contracts, software maintenance and grant revenues.

System sales were flat in the three and six month periods ending June 30, 2006 compared to the same period in 2005.

Service contract and software maintenance revenues increased during the three and six month periods ending 2006 compared to the same periods in 2005 primarily due to increased consulting revenues.

We expect quarterly revenue to trend upward in the second half of 2006 in anticipation of new software releases.

Cost of revenue

	Three Months		Percent Change	Six Months		Percent Change
	2006	2005		2006	2005
Product	$1,305	$1,504	-13%	$2,716	$3,042	-11%
Percentage of total revenues	75%	75%		75%	75%
Service and support	439	511	-14%	921	997	-8%
Percentage of total revenues	25%	25%		25%	25%

Total cost of revenues	$1,744	$2,015		$3,637	$4,039

Cost of revenues includes direct material and labor costs, manufacturing overhead, installation costs, warranty-related expenses and service and application support expenses.

Cost of revenues, as a percentage of total revenues, for the three months and six months ended June 30, 2006 and 2005 were flat. Lower costs in 2006 were primarily due to management’s focus on reducing the material costs of systems. Also, high margin consulting revenues were achieved in the quarter ending June 30, 2006.

We expect our margin percent to remain relatively stable for the remainder of 2006.

Research and development expenses

	Three Months		Percent Change	Six Months		Percent Change
	2006	2005		2006	2005
Research and development	$755	$870	-13%	$1,500	$1,755	-14%
Percentage of total revenues	15%	18%		15%	18%

Research and development expenses consist primarily of salary and benefit expenses for software developers, contracted development efforts, related facilities costs and expenses associated with computer equipment used in software development.

Research and development expenses decreased for the period ending June 30, 2006 compared to the same period of 2005 primarily due to lower personnel expenses of $124,000 and reduced consulting expenses of $52,000 which were partially offset by stock compensation expense of $30,000 and retention bonus of $40,000. The retention bonus relates to our board approved equity and cash incentives arrangements designed to retain our employees as our board considers strategic alternatives. The decrease in expenses for the first six months ending June 30, 2006 as compared to the same period in 2005 was primarily due to $207,000 in reduced personnel expenses, $147,000 of reduced research supplies and $63,000 of reduced consulting expenses partially offset by stock-based compensation of $77,000 and retention and project bonuses of $95,000.

We expect quarterly R&D expenses to remain relatively flat for the remainder of 2006.

Sales and marketing expenses

	Three Months		Percent Change	Six Months		Percent Change
	2006	2005		2006	2005
Sales and marketing	$1,537	$1,323	16%	$2,906	$2,721	7%
Percentage of total revenues	31%	27%		29%	28%

Sales and marketing expenses primarily include salary and benefit expenses, sales commissions, travel expenses and related facilities costs for our sales, marketing, and order management personnel. Sales and marketing expenses also include the costs of programs aimed at increasing revenue, such as, trade shows, public relations and other market development programs.

Sales and marketing expenses increased in the second quarter of 2006 compared to the same period of 2005 primarily due to stock compensation expense of $21,000 and retention bonus of $163,000. The retention bonus relates to our board approved equity and cash incentives arrangements designed to retain our employees as our board considers strategic alternatives. Expenses for the first six months ending June 30, 2006 as compared to the same period in 2005 were higher primarily due to stock-based compensation of $41,000 and retention bonus of $193,000.

We expect quarterly sales and marketing expenses to remain relatively flat for the remainder of 2006.

General and administrative expenses.

	Three Months		Percent Change	Six Months		Percent Change
	2006	2005		2006	2005
General and administrative	$1,364	$1,013	35%	$2,257	$2,066	9%
Percentage of total revenues	27%	21%		23%	21%

General and administrative expenses consist primarily of compensation and benefit expenses, travel expenses, and related facilities costs for our finance, facilities, human resources, information services and executive personnel. General and administrative expenses also include outside legal and accounting fees, provision for bad debts, expenses associated with computer equipment and software used in the administration of the business, and various forms of insurance.

General and administration expenses increased in the second quarter of 2006 compared the same quarter in 2005 primarily due to stock-based compensation of $77,000 and retention bonus of $487,000 which were partially offset by reduced accounting fees of $116,000 and lower consulting fees of $64,000. The retention relates to our board approved equity and cash incentives arrangements designed to retain our employees as our board considers strategic alternatives. Expenses for the first six months of 2006 were higher as compared to the same period in 2005 due to stock-based compensation of $155,000, retention bonus of $502,000 and increased personnel expense of $100,000 partially offset by reduced legal and auditing fees of $265,000 and reduced consulting of $220,000.

We expect quarterly general and administration expenses to relatively flat for the remainder of 2006. We expect reduced retention bonus expenses to be offset with Sarbanes-Oxley consulting costs.

Other income (expense), net

	Three Months		Percent Change	Six Months		Percent Change
	2006	2005		2006	2005
Non-Operating income (expense), Net	$58	$(127)	-146%	$31	$(168)	-119%
Percentage of total revenues	1%	-3%		—	-2%

Non-operating income (expense) consists primarily of interest income, interest expense, foreign translation and transaction expense.

Non-operating income was higher in the three months and six months ending June 30, 2006 as compared to the same periods in 2005 primarily due to the foreign translation and transaction expense associated with our UK operations.

Liquidity and Capital Resources

	June 30, 2006	December 31, 2005	Percent Change
Cash and cash equivalents	$3,328	$3,136	6%
Working capital	$634	$(494)	-228%
Stockholders’ equity	$3,372	$2,353	43%

	Six Months Ended
	June 30, 2006	June 30, 2005
Net cash provided (used in) by operating activities	$615	$(816)
Net cash used in investing activities	$(155)	$(113)
Net cash used in financing activities	$(225)	$(43)

Our primary source of cash is receipts from revenue. The primary uses of cash are payroll (salaries, bonuses, and benefits), general operating expenses (marketing, travel, office rent) and cost of product revenue. Another potential source of cash is proceeds from private equity financing such as the one which occurred in March 2006.

Working capital

The increase in working capital from December 2005 to June 2006 resulted primarily from the net proceeds of $1.1 million from a March 2006 private placement.

Stockholders’ equity

The increase in stockholders’ equity from December 2005 to June 2006 resulted primarily from stock-based compensation expense and net proceeds of $1.1 million from a March 2006 private placement.

Net cash provided by operating activities

Operating cash flow for the six months ended June 30, 2006 was $615,000 versus cash used of $816,000 in the comparable period in 2005. Net loss of $947,000 was the main use of cash in the six months ended June 30, 2005. Net loss of $372,000 and a reduction of $474,000 of deferred revenue were the main uses of cash while non cash charges of $531,000 and a reduction in accounts receivable of $756,000 were the main sources of cash for the six months ended June 30, 2006. The reduction in deferred revenue was primarily attributable to the recognition of revenue on a consulting contract as well as reduced deferred revenue for service obligations. The reduction in accounts receivable relates to reduced payment terms and improved collections.

Net cash used by investing activities

Net cash used by investing increased in the six months ended June 30, 2006 as a result of purchases of software and computers equipment for internal and sales demonstration use.

Net cash used by financing activities

Net cash used by financing activities in the six months ended June 30, 2006 was as a result of pay-down of our bank debt which was offset by $1.1 million net cash provided in a March 2006 private placement.

We have a loan agreement with Silicon Valley Bank “SVB” which provides for borrowing of up to $3.5 million based on the level of certain of its North American accounts receivable. We were in compliance with the covenant requiring us to maintain $(1,250,000) in minimum tangible net worth as of June 30, 2006. Our tangible net worth was $1,008,000 at June 30, 2006.

At June 30, 2006, we had used $727,000 of the facility with $923,800 available but not used. The interest rate on the facility was 10.25% at June 30, 2006, computed as the SVB prime rate plus 2 percent. The loan is collateralized by substantially all of the assets of the U.S. Corporation and requires maintenance of a minimum tangible net worth level. Other loan covenants include the need to maintain insurance on our property, monthly reporting to SVB, the need to obtain SVB approval for any extraordinary action and a limitation on the U.S. corporation’s ability to transfer more than $600,000 to a foreign subsidiary.

We collateralize various credit card and bank guarantees (used for customs clearance purposes) with cash deposits at an international bank in the United Kingdom. This amounted to $164,000 at June 30, 2006.

Item 3. Quantitative and Qualitative Disclosures about Market Risk Derivatives and Financial Instruments

Foreign Currency Fluctuations

In the normal course of business, we are exposed to market risk from the effect of foreign exchange rate fluctuations on the U.S. dollar value from our foreign operations. Our revenues are primarily denominated in U.S. dollars, sterling and euros. In addition, the operating expenses incurred by our foreign subsidiaries are denominated in local currencies. Accordingly, we are subject to exposure from movements in foreign currency exchange rates. To date, the effect of changes in foreign currency exchange rates have impacted our financial position and operating results. We currently do not use financial instruments to hedge foreign currency risks. We intend to assess the use of financial instruments to hedge currency exposures on an ongoing basis.

Interest Rate Risk

For the six months ended June 30, 2006, there were no material changes from the disclosures made in our Form 10-K for the year ended December 31, 2005. We maintain our funds as cash or cash equivalents, primarily in money market investments with a maturity of less than 90 days. We invested these funds at an average interest rate of 4.8% during the second quarter of 2006. These investments are not subject to interest rate risk.

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

(b) Changes in internal control over financial reporting. There has been no change in our internal control over financial reporting during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any other material legal proceedings.

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

We have not been profitable on a fiscal year basis since our inception in 1986. We incurred net losses of $1.0 million and $3.3 million in 2005 and 2004, respectively. As of June 30, 2006, we had an accumulated deficit of $50.7 million. We will continue to incur significant costs as we continue our efforts to develop and market our current systems and related applications. If we do achieve profitability in any period, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

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

We have significant international operations based in the United Kingdom. As of June 30, 2006, 27 employees, constituting approximately 42% of the total number of our employees, were based outside the United States. We generate a substantial portion of our revenues from outside of the United States. In 2005 and 2004, we derived approximately 35% and 45% of our total revenues, respectively, from our customers and distributors outside of North America. We expect that international sales will continue to account for a significant portion of our revenues.

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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Stockholders on May 16, 2006. At our 2006 Annual Meeting the following matters were voted:

Elected the following individuals as Class I directors to serve for terms of three years on our Board of Directors until our 2009 Annual Meeting of Stockholders or until their successors are duly qualified and elected:

Proposal	Name	Yes	Withheld
Proposal 1	Carl W. Hall	4,183,241	70,708
	Robin Stracey	4,173,890	61,357

Approved the adoption of the Company’s 2006 Employee Stock Purchase Plan (the “2006 Purchase Plan”) and reservation of a total of 175,000 shares of common stock for purchase under the 2006 Purchase Plan.

Proposal	Yes	No	Abstain	Broker Non Vote
Proposal 2	1,580,697	119,610	2,621	2,541,670

Approved an amendment to the Company’s 1998 Stock Plan, as amended, to increase the aggregate number of shares of common stock authorized for issuance there under by 300,000 shares.

Proposal	Yes	No	Abstain	Broker Non Vote
Proposal 3	1,612,459	88,173	2,296,000	2,541,670

Ratified the appointment of Burr, Pilger & Mayer LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2006.

Proposal	Yes	No	Abstain	Broker Non Vote
Proposal 4	4,202,173	37,420	5,005	—

ITEM 5. Other Information

On August 10, 2006, our board of directors clarified our Retention Incentive Program effective October 19, 2001, as amended on February 13, 2002. In particular, the board clarified the definition of an “Officer” under the program. A copy of the program, as clarified, is attached hereto as Exhibit 10.65.

Item 6. Exhibits.

(a) Exhibits.

Exhibit No.	Description
10.65	Retention Incentive Program, as clarified on August 10, 2006

31.1	Chief Executive Officer’s Certification Pursuant to 15 U.S.C. Section 7241

31.2	Chief Financial Officer’s Certification Pursuant to 15 U.S.C. Section 7241

32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

APPLIED IMAGING CORP.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

APPLIED IMAGING CORP. (Registrant)

Date: August 14, 2006	By:	/S/ ROBIN STRACEY
Robin Stracey
Chief Executive Officer