Form 10-Q
period 2006-09-30
APPLIED IMAGING CORP
filed 2006-11-13
CIK 816066

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the Transition Period from              to

Commission file number 0-21371

APPLIED IMAGING CORP.

(Exact name of registrant as specified in its charter)

Delaware	77-0120490
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

120 Baytech DriveSan Jose, California	95134-2302
(Address of principal executive offices)	(Zip Code)

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

The number of shares of Common Stock, with $0.001 par value, outstanding on October 31, 2006 was 5,588,593.

APPLIED IMAGING CORP.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Unless the context otherwise indicates, all share and per share common stock information in this Quarterly Report reflects a 1-for-4 reverse stock split of the common stock effective May 20, 2005.

APPLIED IMAGING CORP. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(unaudited, in thousands except par values)

	September 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$3,355	$3,136
Restricted cash	168	172
Trade accounts receivable, net of allowance for doubtful accounts	4,684	4,806
Inventories	260	434
Prepaid expenses and other current assets	348	354

Total current assets	8,815	8,902
Property and equipment, net	1,111	1,208
Goodwill	2,364	2,364
Other assets	49	54

Total assets	$12,339	$12,528

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank debt	$641	$2,054
Accounts payable	1,908	1,288
Accrued expenses	2,725	2,368
Deferred rent, current	153	149
Deferred revenue, current	2,945	3,537

Total current liabilities	8,372	9,396
Deferred rent, non-current	301	374
Deferred revenue, non-current	455	405

Total liabilities	9,128	10,175

Commitments and contingencies (Note 3)
Stockholders’ equity:
Preferred stock, $0.001 par value; 6,000,000 shares authorized; none issued and outstanding at September 30, 2006 and December 31, 2005	—	—
Common stock; $0.001 par value; 50,000,000 shares authorized; 5,588,593 and 4,814,781 issued and outstanding at September 30, 2006 and December 31, 2005, respectively	19	19
Additional paid-in capital	54,526	53,021
Accumulated deficit	(50,967)	(50,320)
Accumulated other comprehensive loss	(367)	(367)

Total stockholders’ equity	3,211	2,353

Total liabilities and stockholders’ equity	$12,339	$12,528

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APPLIED IMAGING CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(unaudited, in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues	$5,091	$4,933	$14,989	$14,735
Cost of revenues (a)	1,867	1,746	5,504	5,785

Gross profit	3,224	3,187	9,485	8,950

Operating expenses
Research and development (a)	641	800	2,142	2,555
Sales and marketing (a)	1,376	1,393	4,282	4,115
General and administrative (a)	1,488	1,065	3,745	3,130

Total operating expenses	3,505	3,258	10,169	9,800

Operating loss	(281)	(71)	(684)	(850)
Other income/(expense), net	6	(128)	37	(296)

Loss before income taxes	(275)	(199)	(647)	(1,146)
Provision for income taxes	—	(163)	—	(163)

Net loss	$(275)	$(362)	$(647)	$(1,309)

Net loss per share - basic and diluted	$(0.05)	$(0.08)	$(0.12)	$(0.27)

Weighted shares used to calculate basic and diluted net loss per share	5,589	4,784	5,377	4,779

(a) SFAS No. 123(R) stock-based compensation expense was allocated as follows:

Cost of Revenues	$8		$30
Research and development	31		108
Sales and marketing	20		61
General and administrative	84		239

Total stock compensation expense	$143		$438

Cost of revenues and operating expense for the three months and nine months ended September 30, 2006 includes share-based compensation expense in accordance with Statement of Financial Accounting Standards No. 123(R), which the Company adopted on January 1, 2006. See Note 5 to the financial statements for additional information.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APPLIED IMAGING CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Nine Months Ended September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(647)	$(1,309)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	340	548
Stock-based compensation	438	20
Changes in operating assets and liabilities:
Trade accounts receivable, net	255	(161)
Inventories	110	821
Prepaid expenses and other current assets	21	150
Other assets	5	(2)
Accounts payable	597	(342)
Accrued expenses	293	(343)
Deferred revenue	(542)	(243)
Deferred rent	(70)	(113)

Net cash provided by (used in) operating activities	800	(974)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(172)	(220)

Net cash used in investing activities	(172)	(220)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from private placement	1,065	(107)
Bank and other loan proceeds	7,875	9,210
Bank and other loan payments	(9,288)	(8,762)
Restricted cash	4	17

Net cash provided by (used in) financing activities	(344)	358

Effect of exchange rate changes	(65)	66

Net increase (decrease) in cash and cash equivalents	219	(770)

Cash and cash equivalents at beginning of year	3,136	3,927

Cash and cash equivalents at end of quarter	$3,355	$3,157

Supplemental disclosure of cash flow information:
Cash paid for interest	$42	$66

Supplemental disclosure of non-cash investing and financing activities:
Inventory transfers to property and equipment	$71	$149

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APPLIED IMAGING CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1– Basis of Presentation

Description of Business and Recent Corporate Development

Applied Imaging Corp (the “Company”) was incorporated in California in July 1986 and subsequently reincorporated in Delaware in October 1996 and develops, manufactures, and markets automated imaging and image analysis systems for use in cytogenetic laboratories for cancer testing, prenatal testing and other genetic testing applications and in pathology laboratories for cancer research and diagnostics. The Company sells products to government and private clinical laboratories, research institutions, universities, and pharmaceutical companies located in North America, Europe and Asia. The Company also markets imaging systems designed for use in plant and animal genetic research programs. The Company currently has under development a system for the detection, quantification and characterization of circulating tumor cells in the blood of cancer patients. This system, when available, may allow physicians to better determine the initial staging of cancer cases, to detect disease recurrence earlier than is currently possible and to characterize cancer cells. The Company is headquartered in San Jose, California, and has additional facilities in the United Kingdom. The Company’s products are sold worldwide through a direct sales force, third-party distributors and independent sales representatives.

On August 31, 2006, the Company entered into an Agreement and Plan of Merger (or the “Merger Agreement”) with Genetix Group plc, or Genetix, a corporation organized under the laws of the United Kingdom and Alpine Merger Corporation, a Delaware corporation and a wholly-owned subsidiary of Genetix. As originally contemplated by the Merger Agreement, each holder of the Company’s common stock would receive $3.06 per share in cash. Consummation of the merger is subject to customary conditions, including approval of the Merger Agreement by the stockholders of the Company. The Merger Agreement contained certain termination rights for both Genetix and the Company, and further provided that, upon termination of the Merger Agreement under specified circumstances, the Company may be required to pay Genetix a termination fee of up to $550,000.

Subsequent to August 31, the Merger Agreement has been amended (See Note 10).

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of Applied Imaging Corp. and subsidiaries (the “Company”, “we”, “us”, “our”) for the three and nine months ended September 30, 2006 and 2005. These financial statements are unaudited and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position, operating results and cash flows for those interim periods presented.

Unless the context otherwise indicates, all share and per share common stock information in this Quarterly Report reflects a 1-for-4 reverse stock split of the common stock effective May 20, 2005.

The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of results to be expected for the fiscal year ending December 31, 2006. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, for the year ended December 31, 2005, contained in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 29, 2006.

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

Stock-based Compensation

During the first quarter of fiscal 2006, the Company adopted the provisions of, and account for stock-based compensation in accordance with, the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards No. 123—revised 2004 (“SFAS 123R”), “Share-Based Payment” which replaced Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a ratable basis over the requisite service period, which is the vesting period. The Company elected the modified-prospective method, under which prior periods are not revised for comparative purposes. The valuation provisions of SFAS 123R apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. Estimated compensation for grants that were outstanding as of the effective date will be recognized over the remaining service period using the compensation cost estimated in the prior SFAS 123 pro forma disclosures.

The adoption of SFAS 123R had a material impact on the Company’s consolidated financial position, results of operations and cash flows. See Note 5 for further information regarding the Company’s stock-based compensation assumptions and expenses, including pro- forma disclosures for prior periods as if the Company had recorded stock-based compensation expense during these periods.

NOTE 2 – Inventories (in thousands)

	September 30, 2006	December 31, 2005
Raw materials	$229	$350
Work in progress	12	1
Finished goods	19	83

Total net inventory	$260	$434

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

NOTE 3 – Commitments and Contingencies

In December 2006, the Company’s Board of Directors approved equity and cash incentives to enhance benefits designed to retain employees of the Company as the Board considers strategic alternatives. The cash component is payable upon the earlier of (i) January 1, 2007, (ii) six months after a change of control of the Company, or (iii) involuntary termination of the employee at any time after October 1, 2006 or the earlier entry into a term sheet for a change of control. The Company presently anticipates this cash incentive to involve payment of $810,000. The Company has accrued an expense of $810,000 as of September 30, 2006.

Contractual Obligations. The following table presents certain payments due under contractual obligations with minimum firm commitments as of September 30, 2006 (in thousands):

	Total	Due in 2006	Due in 2007	Due in 2008	Due in 2009	Due in 2010	Due in 2011 and thereafter
Bank loan(1)	$641	$641	$—	$—	$—	$—	$—
Operating lease commitments(2)	1,708	203	755	561	189	—	—
Vendor commitments(3)	480	480	—	—	—	—	—
Retention incentives(4)	810	—	810	—	—	—	—

Total contractual obligations	$3,639	$1,324	$1,565	$561	$189	$—	$—

(1)	The Company’s loan agreement with SVB terminates on March 29, 2007.
(2)	The Company has various non-cancelable operating leases for equipment, vehicles and facilities expiring through 2009. The facility leases generally contain renewal options for periods ranging from two to five years and require the Company to pay all executory costs such as maintenance, property taxes, and insurance. The Company’s primary lease commitment is for its facility in San Jose, California. The lease is for 24,095 square feet of office space. The lease on the San Jose facility is effective July 1, 2004 through September 30, 2009 with increasing annual rent commencing at $318,000, excluding operating expenses. However, rent expense is recognized on a straight-line basis. The 2005 rent expense was $325,000. Also, the Company leases a 4,422 square foot service office in League, Texas for $7,739 per month until the end of the lease in October 2006. In addition, the Company leases facilities in the United Kingdom, which aggregate approximately $302,445, excluding expenses per year through 2008.
(3)	These commitments are generally for inventory, operating supplies/equipment, investor relations and for financing of D&O and employment practice insurance.
(4)	The Board and Management have approved equity and cash incentives to enhance benefits designed to retain employees of the Company as the Board considers strategic alternatives.

NOTE 4 – Net loss per share

Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share,” requires a dual presentation of basic and diluted earnings per share (“EPS”). Basic EPS excludes dilution and is computed by dividing net income or loss by the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects the potential dilution that would occur if outstanding securities to issue common stock were exercised or converted to common stock. Diluted net loss per share for the three and nine months ended September 30, 2006 and 2005 does not differ from basic net loss per share since potential shares of common stock issuable upon exercise of stock options and warrants are anti-dilutive under the treasury stock method.

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Numerator - Basic and Diluted
Net loss	$(275)	$(362)	$(647)	$(1,309)

Denominator - Basic and Diluted
Weighted average shares outstanding basic	5,589	4,784	5,377	4,779
Dilutive shares - stock options	—	—	—	—
Dilutive shares - warrants	—	—	—	—

Weighted average shares outstanding basic	5,589	4,784	5,377	4,779

Basic and Diluted net loss per share	$(0.05)	$(0.08)	$(0.12)	$(0.27)

Securities excluded from the computation of EPS because their effect on EPS was antidilutive, but could dilute basic EPS in future periods are as follows (in thousands):

	September 30,
	2006	2005
	Shares	Shares
Options	961	888
Warrants	465	369
Total	1,426	1,257

NOTE 5 – Stock Based Compensation

Stock Compensation

Beginning with the Company’s first quarter of fiscal 2006, the Company adopted SFAS 123R. See Note 1 for a description of the Company’s adoption of SFAS 123R. The Company uses the Black-Scholes option pricing model to determine the fair value of stock options. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables. These variables include the Company’s expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends.

Prior to the adoption of SFAS 123R, the Company provided disclosures required under FAS No. 123 for stock-based compensation, amended by SFAS NO. 148, “Accounting for Stock-Based Compensation Transition and Disclosures.” The estimated compensation cost is based on the fair value of the Company’s common stock on the date of grant. The Company will continue to recognize the compensation cost, net of estimated forfeitures, over the vesting term.

Prior to the Adoption of SFAS No. 123(R)

The pro-forma information for the three months and nine months ended September 30, 2005 was as follows (in thousands, except per share data):

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net loss:
As reported	$(362)	$(1,309)
Stock-based employee compensation expense determined under fair-value method	(85)	(242)

Pro forma	$(447)	$(1,551)

Net loss per share:
As reported:
Basic and diluted	$(0.08)	$(0.27)

Pro forma
Basic and diluted	$(0.09)	$(0.32)

Impact of the Adoption of SFAS No. 123(R)

The Company elected to adopt the modified prospective application method as provided by SFA No. 123 (R). The effect of recording stock-based compensation for the three months and nine months ended September 30, 2006 was as follows (in thousands, except per share data):

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Share-based compensation expense impact by type of award:

As reported	$(275)	$(647)
Stock plans	$133	$425
Employee stock purchase plan	$10	$13
Effect on loss from continuing operations	$(143)	$(438)
Effect on loss before income taxes	$(143)	$(438)
Effect on Net loss	$(143)	$(438)
Effect on cash flow from operations	$—	$—
Effect on basic and diluted net loss per share	$(0.03)	$(0.08)

The total compensation cost related to nonvested awards not yet recognized as of September 30, 2006 was approximately $732,000. The weighted-average period over which this compensation cost is expected to be recognized is 3.0 years.

There were no stock option exercises for the three or nine month period ended September 30, 2006. The Company did not receive any cash from option exercises nor pay any cash to settle stock options. In addition, the Company did not realize any tax benefit from stock option exercises for the three or nine months ended September 30, 2006.

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

	Three Months		Nine Months
	2006	2005	2006	2005
Expected life (in years)	5	5	5	5
Volatility	82.15%	84.00%	82.15% - 82.50%	84.00% - 92.00%
Risk free interest rate	4.76%	3.40%	4.68% - 5.02%	3.40% - 3.66%
Dividend yield	—%	—%	— % - —%	— % - —%

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

Equity Incentive Program

As of September 30, 2006, the Company had the following stock plans:

	Reserved for Issuance	Shares Available for Grant	Options Outstanding
1998 Incentive Stock Option Plan	1,186,959	331,037	855,922
1988 Incentive Stock Option Plan	27,608	—	27,608
1994 Director’s Stock Option Plan	27,500	—	27,500
2003 Stand-Alone Option Plan	50,000	—	50,000

Totals	1,292,067	331,037	961,030

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

The Company’s 2003 Stand-Alone Plan was established in November 2003 designed to offer incentive options to a key new employee.

The following table sets forth the summary of option activity under the Company’s stock option program for the nine months ended September 30, 2006:

	Options Available for Grant	Weighted Average Exercise Price	Weighted Average Contractual Life	Aggregate Intrinsic Value
Beginning at December 31, 2005	1,076,903	$4.45

Options granted	41,750	$1.91
Options exercised	—	$—
Options forfeited	(16,184)	$2.89
Options expired	(141,439)	$8.65

Outstanding at September 30, 2006	961,030	$3.75	7.54	$949,973

Vested and expected to vest at September 30, 2006 (1)	876,389	$3.97	0.71	$817,779

Exercisable at September 30, 2006	369,544	$7.15	5.21	$51,805

(1)	The expected to vest options are the result of applying the pre-vesting forfeiture rate assumptions to total outstanding options.

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.21 $1.21	419,000	9.22	$1.21	—	—
$1.65 $2.24	107,593	8.79	$2.06	27,116	$2.14
$2.28 $3.04	106,875	8.42	$2.37	41,732	$2.40
$3.48 $4.88	97,487	5.24	$3.99	86,881	$3.96
$5.44 $9.60	129,726	5.57	$7.19	113,466	$7.40
$9.75 $12.00	52,599	2.38	$10.76	52,599	$10.76
$13.75 $13.75	6,500	3.84	$13.75	6,500	$13.75
$14.50 $14.50	9,750	3.90	$14.50	9,750	$14.50
$16.00 $16.00	24,125	3.61	$16.00	24,125	$16.00
$16.12 $16.12	7,375	4.11	$16.12	7,375	$16.12

$1.21 $16.12	961,030	7.54	$3.75	369,544	$7.15

The aggregate intrinsic value in the table above represents the total intrinsic value (the aggregate difference between the closing stock price of the Company’s common stock on September 30, 2006 and the exercise price of in-the-money options) that would have been received by the option holders if all option had been exercised on September 30, 2006.

The weighted average grant date fair value of options granted during the quarter ended September 30, 2006 was $1.65.

Information regarding the stock options outstanding and exercisable at September 30, 2006 is summarized below:

Employee Stock Purchase Plan

In 2005, the Company’s prior Employee Stock Purchase Plan (“ESPP”) was discontinued. At the Company’s 2006 meeting of stockholders, the stockholders approved, among other things, the adoption of the Company’s 2006 Employee Stock Purchase Plan and a reservation of a total of 175,000 shares of common stock for purchase under the 2006 Purchase Plan.

The 2006 Employee Stock Purchase Plan allowed eligible employees of Applied Imaging to purchase shares of its common stock through a payroll-deduction based employee stock purchase plan designed to qualify under Section 423 of the Internal Revenue Code. The 2006 Employee Stock Purchase Plan consists of two six month offering periods. Employees purchase shares in each purchase period at 85% of the market value of the Company’s common stock at either the beginning of the offering period or the end of the purchase period, whichever price is lower.

The estimated fair value of purchase rights under the Company’s Purchase Plan was determined using the Black-Scholes pricing model with the following assumptions for the period ending September 30, 2006:

Three and Six Months 2006
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

Changes in product warranty obligations are as follows (in thousands):

	September 30, 2006	September 30, 2005
Balances at Beginning of Year	$183	$101
Add: accruals for warranties issued	102	171
Less: cost incurred under warranties issued	(124)	(114)

Balance end of quarter	$161	$158

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

In Q1 2006, as part of the 2006 planning effort, the Company organized itself in a way to give focus to its CTC effort. The Chief Operating Decision Maker now reviews financial results by two segments, namely, the imaging business and CTC. Management’s determination is that CTC moved from a project to a fully functional research and development program with management, initial funding, management focus, internal financial reporting segmentation and formal resource allocation segmentation during Q1 2006.

A reconciliation of the totals reported for the operating segments to the applicable line items in the condensed consolidated financial statements for the nine months periods ended September 30, 2006 and September 30, 2005 follows:

	Imaging Business	CTC	Total Consolidated
Nine Month Period ended September 30, 2006
Revenue	$14,989	$—	$14,989

Operating Expenses	9,032	1,137	10,169

Net Income (Loss)	$490	$(1,137)	$(647)

Nine Month Period ended September 30, 2006
Revenue	$14,735	$—	$14,735

Operating Expenses	8,712	1,088	9,800

Net Loss	$(221)	$(1,088)	$(1,309)

Total operating expenses comprise research and development, sales and marketing and general and administrative except for CTC which does not have general and administrative expenses. For fiscal 2006, operating expense also included stock-based compensation.

A reconciliation of the totals reported for the operating segments to the applicable line items in the condensed consolidated financial statements for the quarters ended September 30, 2006 and December 31, 2005 is as follows in thousands:

The following table presents net revenues by geographic region in thousands:

	Three Months		Percent Change	Nine Months		Percent Change
	2006	2005		2006	2005
North America	3,565	3,373	6%	9,989	9,676	3%
International-Principally Europe	1,526	1,560	-2%	5,000	5,059	-1%

Total revenues	$5,091	$4,933	3%	$14,989	$14,735	2%

NOTE 8 – Goodwill

The carrying value of goodwill was $2.4 million as of September 30, 2006 and December 31, 2005, respectively, and was allocated to Applied Imaging’s imaging business reporting segment pursuant to SFAS No. 142. In accordance with SFAS No. 142, Applied Imaging completed its annual evaluation of the goodwill by reporting unit during the quarter ended March 31, 2006, and concluded that there was no impairment.

Reclassifications

Certain reclassifications related to patent expenses have been made from R&D to G&A to be consistent with prior year presentation.

NOTE 9 — Income Taxes

As of August 31, 2006, the Company’s federal and state net operating loss (“NOL”) carry forwards were $46.8 million and $7.3 million, respectively. The Company’s federal and state tax credits are $723,000 and $617,000 respectively. As a result of cumulative stock ownership changes in April 1993, June 1998 and August 2006, the Company’s net operating losses and tax credits carry forwards are limited in use to approximately $1.6 million per year through fiscal year end 2011 and $924,000 per year through fiscal year end 2026. Approximately, $24.3 million of the Company’s federal NOL and $723,000 of the Company’s federal research and development credits will expire before utilization.

NOTE 10 — Subsequent Events

On October 20, 2006, the Company entered into Amendment No. 1 to the Merger Agreement. The amendment increased the cash consideration payable to our stockholders in the proposed merger transaction with Genetix from $3.06 per share to $3.50 per share. The amendment also increased the maximum amount payable to Genetix upon the termination of the proposed merger transaction due to certain circumstances from $550,000 to $950,000.

On October 27, 2006, the Company entered into Amendment No. 2 to the Merger Agreement. The amendment increased the cash consideration payable to the Company’s stockholders in the proposed merger transaction with Genetix from $3.50 per share to $3.70 per share. The amendment to the Merger Agreement also increased the maximum amount payable to Genetix upon the termination of the proposed merger transaction due to certain circumstances from $950,000 to $1,010,000.

On October 30, 2006, the Board of Directors of the Company authorized the termination of Applied Imaging Corp.’s 2006 Employee Stock Purchase Plan, or ESPP, effective as of November 1, 2006. The ESPP allowed eligible employees of Applied Imaging to purchase shares of its common stock through a payroll-deduction based employee stock purchase plan designed to qualify under Section 423 of the Internal Revenue Code. The Board of Directors terminated the ESPP as required by the Agreement and Plan of Merger by and among Genetix Group plc, Alpine Merger Corporation, and Applied Imaging dated August 31, 2006, as amended to date.

On November 2, 2006, the Company entered into Amendment No. 3 to the Merger Agreement. The amendment increased the cash consideration payable to the Company’s stockholders in the Company’s proposed merger transaction with Genetix from $3.70 per share to $3.80 per share. The amendment also increased the maximum amount payable to Genetix upon the termination of the proposed merger transaction due to certain circumstances from $1,010,000 to $1,040,000.

On November 9, 2006, the Company entered into Amendment No. 4 to the Merger Agreement. The amendment increased the cash consideration payable to the Company’s stockholders in the Company’s proposed merger transaction with Genetix from $3.70 per share to $4.20 per share. The amendment also increased the maximum amount payable to Genetix upon the termination of the proposed merger transaction due to certain circumstances from $1,040,000 to $1,161,000.

A special meeting of the Company’s stockholders will be held on Tuesday, November 21, 2006 at the Company’s principal offices in San Jose, California for the primary purpose to consider and vote upon a proposal to adopt the Agreement and Plan of Merger, dated as of August 31, 2006, as amended on October 20, 2006, October 27, 2006 and November 2, 2006. If the Merger Agreement is adopted by the Company’s stockholders, then upon the terms and subject to the conditions set forth in the Merger Agreement, The Company will become a wholly-owned subsidiary of Genetix.

NOTE 11 – Recently Issued Accounting Prouncements

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (FIN 48), which prescribes accounting for and disclosure of uncertainty in tax positions. This interpretation defines the criteria that must be met for the benefits of a tax position to be recognized. The provisions of FIN 48 are effective as of the beginning of the Company’s 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on its financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 is effective for fiscal years ending on or after November 15, 2006 and addresses how financial statement errors should be considered from a materiality perspective and corrected. The literature provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. Historically there have been two common approaches used to quantify such errors: (i) the “rollover” approach, which quantifies the error as the amount by which the current year income statement is misstated, and (ii) the “iron curtain” approach, which quantifies the error as the cumulative amount by which the current year balance sheet is misstated. The SEC Staff believes that companies should quantify errors using both approaches and evaluate whether either of these approaches results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. The Company is currently evaluating the impact, if any, of adopting the provisions of SAB 108 on our financial position, results of operations and liquidity.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective in fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of adopting SFAS 157 on the consolidated financial condition, results of operations, and cash flows of the Company.

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

Pending Merger

On August 31, 2006, we entered into an Agreement and Plan of Merger, or the Merger Agreement, with Genetix Group plc, or Genetix, a corporation organized under the laws of the United Kingdom and Alpine Merger Corporation, a Delaware corporation and a wholly-owned subsidiary of Genetix. As originally contemplated by the Merger Agreement, each holder of our common stock would receive $3.06 per share in cash. Consummation of the merger is subject to customary conditions, including approval of the Merger Agreement by our stockholders. The Merger Agreement contained certain termination rights for both Genetix and us, and further provided that, upon termination of the Merger Agreement under specified circumstances, we may be required to pay Genetix a termination fee of up to $550,000.

On October 20, 2006, the Company entered into Amendment No. 1 to the Merger Agreement. The amendment increased the cash consideration payable to our stockholders in the proposed merger transaction with Genetix from $3.06 per share to $3.50 per share. The amendment also increased the maximum amount payable to Genetix upon the termination of the proposed merger transaction due to certain circumstances from $550,000 to $950,000.

On October 27, 2006, the Company entered into Amendment No. 2 to the Merger Agreement. The amendment increased the cash consideration payable to the Company’s stockholders in the proposed merger transaction with Genetix from $3.50 per share to $3.70 per share. The amendment to the Merger Agreement also increased the maximum amount payable to Genetix upon the termination of the proposed merger transaction due to certain circumstances from $950,000 to $1,010,000.

On October 30, 2006, the Board of Directors of the Company authorized the termination of Applied Imaging Corp.’s 2006 Employee Stock Purchase Plan, or ESPP, effective as of November 1, 2006. The ESPP allowed eligible employees of Applied Imaging to purchase shares of its common stock through a payroll-deduction based employee stock purchase plan designed to qualify under Section 423 of the Internal Revenue Code. The Board of Directors terminated the ESPP as required by the Agreement and Plan of Merger by and among Genetix Group plc, Alpine Merger Corporation, and Applied Imaging dated August 31, 2006, as amended to date.

On November 2, 2006, the Company entered into Amendment No. 3 to the Merger Agreement. The amendment increased the cash consideration payable to the Company’s stockholders in the Company’s proposed merger transaction with Genetix from $3.70 per share to $3.80 per share. The amendment also increased the maximum amount payable to Genetix upon the termination of the proposed merger transaction due to certain circumstances from $1,010,000 to $1,040,000.

On November 9, 2006, the Company entered into Amendment No. 4 to the Merger Agreement. The amendment increased the cash consideration payable to the Company’s stockholders in the Company’s proposed merger transaction with Genetix from $3.70 per share to $4.20 per share. The amendment also increased the maximum amount payable to Genetix upon the termination of the proposed merger transaction due to certain circumstances from $1,040,000 to $1,161,000.

A special meeting of the Company’s stockholders will be held on Tuesday, November 21, 2006 at the Company’s principal offices in San Jose, California for the primary purpose to consider and vote upon a proposal to adopt the Agreement and Plan of Merger, dated as of August 31, 2006, as amended on October 20, 2006, October 27, 2006 and November 2, 2006. If the Merger Agreement is adopted by the Company’s stockholders, then upon the terms and subject to the conditions set forth in the Merger Agreement, The Company will become a wholly-owned subsidiary of Genetix.

Results of Operations

Revenues

	Three Months		Percent Change	Nine Months		Percent Change
	2006	2005		2006	2005
Product	$3,426	$3,493	-2%	$10,294	$10,446	-1%
Percentage of total revenues	67%	71%		69%	71%
Service and support	1,665	1,440	16%	4,695	4,289	9%
Percentage of total revenues	33%	29%		31%	29%

Total revenues	$5,091	$4,933	3%	$14,989	$14,735	2%

Our revenues are derived primarily from the sale of systems, service contracts, software maintenance and grant revenues.

Overall revenue for the three and nine month periods ending September 30, 2006 were relatively flat as compared to the same period in 2005.

System sales were flat in the three and nine month periods ending September 30, 2006 compared to the same period in 2005.

Service contract and software maintenance revenues increased during the three and nine month periods ending 2006 compared to the same periods in 2005 primarily due to increased consulting revenues.

Cost of revenue

	Three Months		Percent Change	Nine Months		Percent Change
	2006	2005		2006	2005
Product	$1,422	$1,309	9%	$4,138	$4,352	-5%
Percentage of total revenues	76%	75%		75%	75%
Service and support	445	437	2%	1,366	1,433	-5%
Percentage of total revenues	24%	25%		25%	25%

Total cost of revenues	$1,867	$1,746	7%	$5,504	$5,785	-5%

Cost of revenues includes direct material and labor costs, manufacturing overhead, installation costs, warranty-related expenses and service and application support expenses.

Cost of revenues, as a percentage of total revenues, for the three months ended September 30, 2006 compared to the same period in 2005 increased due to product mix. Cost of revenues for the nine month period ending September 30, 2006 compared to the same period in 2005 was lower primarily due to management’s focus on reducing the material costs of systems. Also, high margin consulting revenues were achieved in the nine months ending September 30, 2006.

Research and development expenses

	Three Months		Percent Change	Nine Months		Percent Change
	2006	2005		2006	2005
Research and development	$641	$800	-20%	$2,142	$2,555	-16%
Percentage of total revenues	13%	16%		14%	17%

Research and development (“R&D”) expenses consist primarily of salary and benefit expenses for software developers, contracted development efforts, related facilities costs and expenses associated with computer equipment used in software development.

Research and development expenses decreased for the period ending September 30, 2006 compared to the same period of 2005 primarily due to $133,000 in patent expenses recorded in research and development expense in the first and second quarters of 2006 which was reclassified to general and administrative expenses in the third quarter of 2006.

The decrease in expenses for the nine months ending September 30, 2006 as compared to the same period in 2005 was primarily due to reduced consulting expense of $189,000, reclassification of $133,000 in patent expenses to general and administrative, reduced supplies expenses of $108,000 and, lower personnel expenses of $143,000. These lower expenses were partially off-set by stock-based compensation of $108,000 and retention expenses of $40,000.

Sales and marketing expenses

	Three Months		Percent Change	Nine Months		Percent Change
	2006	2005		2006	2005
Sales and marketing	$1,376	$1,393	-1%	$4,282	$4,115	4%
Percentage of total revenues	27%	28%		29%	28%

Sales and marketing expenses include salary and benefit expenses, sales commissions, travel expenses and related facilities costs for our sales, marketing, and order management personnel. Sales and marketing expenses also include the costs of programs aimed at increasing revenue, such as, trade shows, public relations and other market development programs.

Sales and marketing expenses were relatively flat in the third quarter of 2006 compared to the same period in 2005. Stock-based compensation expense was $20,000 in the quarter ending September 30, 2006.

Expenses for the first nine months ending September 30, 2006 as compared to the same period in 2005 were higher primarily due to stock-based compensation of $61,000 and retention bonus of $193,000.

General and administrative expenses

	Three Months		Percent Change	Nine Months		Percent Change
	2006	2005		2006	2005
General and administrative	$1,488	$1,065	40%	$3,745	$3,130	20%
Percentage of total revenues	29%	22%		25%	21%

General and administrative (“G&A”) expenses consist primarily of compensation and benefit expenses, travel expenses, and related facilities costs for our finance, facilities, human resources, information services and executive personnel. General and administrative expenses also include outside legal and accounting fees, provision for bad debts, expenses associated with computer equipment and software used in the administration of the business, and various forms of insurance.

G&A expenses increased in the third quarter of 2006 compared the same quarter in 2005 primarily due approximately $507,000 in expenses related to the Merger Agreement, Stock-based compensation of $84,000 which pertains to the September 30, 2006 quarter was partially offset by an $88,000 net change in patent expenses previously recorded as R&D and $79,000 in lower consulting expenses.

G&A Expenses for the nine months ended September 30, 2006 were higher as compared to the same period in 2005 due to approximately $557,000 of costs related to the Merger Agreement, stock-based compensation of $239,000 and retention bonus expense of $502,000. These expenses were offset by lower audit expenses of $223,000, lower consulting expenses of $205,000 and reduced patent expenses of $93,000 and lower non-merger and acquisition legal fees of $64,000.

Other income (expense), net

	Three Months		Percent Change	Nine Months		Percent Change
	2006	2005		2006	2005
Non-Operating income(expense), Net	$6	$(128)	-105%	$37	$(296)	-113%
Percentage of total revenues	0%	-3%		0%	-2%

Non-operating income (expense) consists primarily of interest income, interest expense, foreign remeasurement and transaction expense.

Non-operating income was higher in the three months and nine months ending September 30, 2006 as compared to the same periods in 2005 primarily due to the translation and transaction gains associated with our UK operations partially offset by $163,000 income tax expense related to a tax dispute in our UK operations that was settled in the quarter ending September 30, 2005.

Liquidity and Capital Resources

	September 30, 2006	December 31, 2005	Percent Change
Cash and cash equivalents	$3,355	$3,136	7%
Working capital	$443	$(494)	-190%
Stockholders’ equity	$3,211	$2,353	36%

	Nine Months Ended
	September 30, 2006	September 30, 2005
Net cash provided (used in) by operating activities	$800	$(974)
Net cash used in investing activities	$(172)	$(220)
Net cash provided by (used in) financing activities	$(344)	$358

Our primary source of cash is receipts from revenue. The primary uses of cash are payroll (salaries, bonuses, and benefits), general operating expenses (marketing, travel, office rent) and cost of product revenue. Another source of cash is proceeds from private equity financing such as the one which occurred in March 2006.

Working capital

The increase in working capital from December 2005 to September 2006 resulted primarily from the net proceeds of $1.1 million from a March 2006 private placement.

Stockholders’ equity

The increase in stockholders’ equity from December 2005 to September 2006 resulted primarily from the net proceeds of $1.1 million from a March 2006 private placement.

Net cash provided by operating activities

Operating cash flow for the nine months ended September 30, 2006 was $800,000 versus cash used of $974,000 in the comparable period in 2005. Net loss of $647,000 and a reduction of $542,000 of deferred revenue were the main uses of cash while non cash charges of $778,000 and a reduction in accounts receivable of $255,000 were the main sources of cash for the nine months ended September 30, 2006. The reduction in deferred revenue was primarily attributable to the recognition of revenue on a consulting contract as well as reduced deferred revenue for service obligations. The reduction in accounts receivable relates to reduced payment terms and improved collections. Net loss of $1,309,000 was the main use of cash in the nine months ended September 30, 2005.

Net cash used by investing activities

Net cash used by investing increased in the nine months ended September 30, 2006 as a result of purchases of software and computer equipment for internal and sales demonstration use.

Net cash used by financing activities

Net cash used by financing activities in the nine months ended September 30, 2006 was a result of the pay-down of our bank debt of $1.4 million offset by $1.1 million net cash provided in a March 2006 private placement.

We have a loan agreement with Silicon Valley Bank “SVB” which provides for borrowing of up to $3.5 million based on the level of certain of our North American accounts receivable. We were in compliance with the covenant requiring us to maintain $(1,250,000) in minimum tangible net worth as of September 30, 2006. Our tangible net worth was $847,000 at September 30, 2006.

At September 30, 2006, we had used $641,000 of the facility with $1.5 million available but not used. The interest rate on the facility was 10.25% at September 30, 2006, computed as the SVB prime rate plus 2 percent. The loan is collateralized by substantially all of the assets of the U.S. Corporation and requires maintenance of a minimum tangible net worth level. Other loan covenants include the need to maintain insurance on our property, monthly reporting to SVB, the need to obtain SVB approval for any extraordinary action and a limitation on the U.S. corporation’s ability to transfer more than $600,000 to a foreign subsidiary.

We collateralize various credit card and bank guarantees (used for customs clearance purposes) with cash deposits at an international bank in the United Kingdom. This amounted to $168,000 at September 30, 2006.

Recent Accounting Pronouncements

Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate these estimates, including those related to revenue recognition, long-lived assets, and income taxes and stock-based compensation. These estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimate that are reasonably likely to occur, could materially impact the consolidated financial statements. We believe that the following update to our critical accounting policies reflect significant estimates and assumptions used in the preparation of the consolidated financial statements.

Stock-Based Compensation: In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123 (R)”). SFAS No. 123 (R) replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and amends SFAS No. 95, “Statement of Cash Flows.” SFAS No. 123 (R) requires entities to recognize compensation expense for all share-based payments to employees and directors, including grants of employee stock options, based on the grant-date fair value of those share-based payments, adjusted for expected forfeitures.

Subsequent to our fiscal year ending December 31, 2005, we include SFAS 123R as a critical accounting policy. During the first quarter of fiscal 2006, the we adopted the provisions of, and account for stock-based compensation in accordance with, the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards No. 123—revised 2004 (“SFAS 123R”), “Share-Based Payment” which replaced Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a ratable basis over the requisite service period, which is the vesting period. We elected the modified-prospective method, under which prior periods are not revised for comparative purposes. The valuation provisions of SFAS 123R apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. Estimated compensation for grants that were outstanding as of the effective date will be recognized over the remaining service period using the compensation cost estimated in the prior SFAS 123 pro forma disclosures.

The adoption of SFAS 123R had a material impact on our consolidated financial position, results of operations and cash flows. See Note 5 to the financial statements for further information regarding our stock-based compensation assumptions and expenses, including pro- forma disclosures for prior periods as if we had recorded stock-based compensation expense during these periods.

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

Interest Rate Risk

For the nine months ended September 30, 2006, there were no material changes from the disclosures made in our Form 10-K for the year ended December 31, 2005. We maintain our funds as cash or cash equivalents, primarily in money market investments with a maturity of less than 90 days. These funds were invested at an average interest rate of 5.1% during the third quarter of 2006. These investments are not subject to interest rate risk.

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

(b) Changes in internal control over financial reporting. There has been no change in our internal control over financial reporting during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any other material legal proceedings.

Item 1A. Risk Factors

The following represent some of the factors that create risk and uncertainty for our business and us. If any of the following factors actually occur, our business, financial condition or results of operations could be materially adversely affected.

The fact that there is a merger pending could have an adverse effect on our business, revenue and results of operations.

While our proposed merger with Genetix is pending, it creates uncertainty about our future. As a result of this uncertainty, customers and other business partners may decide to delay, defer, or cancel purchases of our products or other business with us pending completion of the merger or termination of the merger agreement.

In addition, while the merger is pending, we are subject to a number of risks, including:

•	the diversion of management and employee attention and the unavoidable disruption to our relationships with customers and other partners may detract from our ability to grow revenues and achieve our corporate objectives;

•	the loss of employees who may depart due to their concern about losing their jobs following the merger;

•	we have and will continue to incur significant expenses related to the merger prior to its closing; and

•	we may be unable to respond effectively to competitive pressures, industry developments and future opportunities.

These risks may adversely affect our business, revenue and results of operations.

We have incurred substantial expenses in connection with the proposed merger with Genetix. If the proposed merger with Genetix is not completed, we will still be required to pay those expenses and we may be required to pay a significant termination fee, both of which may substantially impair our cash balances.

The proposed merger with Genetix is subject to certain closing conditions, including the approval of our stockholders. There are no assurances that we will obtain such approval. In this regard, one of our significant stockholders holding 16.1% of our shares has publicly announced that it will vote against the merger announced on August 31 at $3.06 per share. If the merger were not to be completed, we may be required to pay Genetix a termination fee of up to $1,040,000 and we will be required to pay the substantial expenses that we have incurred in connection with the proposed merger. By way of example, if our stockholders fail to approve the merger, we will be required to pay Genetix $200,000. Alternatively, if this merger were not completed because we receive a proposal from a third party superior to Genetix’s transaction and we change our recommendation to our stockholders, or because we do not hold a stockholders meeting to approve the merger by January 15, 2007, and we enter into a definitive agreement for a transaction superior to Genetix’s by January 14, 2008, we will be required to pay Genetix $1,040,000. To date, we have incurred $350,000 in fees related to the issuance of two fairness opinions and expect to incur approximately $295,000 in legal fees, and approximately $150,000 in proxy related costs. In addition, we have accrued approximately $500,000 in expenses for the retention of employees, these expenses would be borne by us should our shareholders vote against the proposed merger. As of September 30, 2006, we had cash on hand of approximately $3.4 million. The payment of a termination fee and our payment of already incurred expenses without completing the proposed merger may substantially impair our cash balances.

We have a history of operating losses and may never achieve profitability.

We have not been profitable on a fiscal year basis since our inception in 1986. We incurred net losses of $1.0 million and $3.3 million in 2005 and 2004, respectively. As of September 30, 2006, we had an accumulated deficit of $51.0 million. We will continue to incur significant costs as we continue our efforts to develop and market our current systems and related applications. If we do achieve profitability in any period, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

The detection, quantification and characterization of tumor cells in circulating blood involve complex and unproven technologies. Our CTC initiative may never become commercially successful.

We are developing a system for the detection, quantification and characterization of tumor cells in circulating blood. Some of the technologies involved are complex and unproven. The timing of the system’s development may not meet our expectations. It is possible that we may never be successful in developing a system. Successful development of a system will require us to optimize a protocol for the enrichment of tumor cells. Optimizing a protocol for the enrichment of tumor cells is an effort that entails adapting existing research technology for a clinical setting, a challenging effort that neither we nor our competitors have yet succeeded in accomplishing. We may have to partner with one or more parties in our efforts to develop and optimize the system. Such partnerships may not be on terms favorable to us. Even if we were successful in developing a system, we may not have sufficient resources to commercialize the system. We may have to engage one or more commercialization partners and such relationships may not result in returns adequate to justify our investment. The market for a diagnostic test based on circulating tumor cells may never develop. Despite significant investment and a distribution partnership with Veridex, a Johnson and Johnson Inc. subsidiary, the one company that has a commercial product in this market has generated marginal revenue to date.

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

If we fail to maintain effective internal controls and procedures for financial reporting in place, we could be unable to provide timely and accurate financial information, be subject to, civil and criminal sanctions. By way of example, in March 2005, as a result of an internal investigation by our Audit Committee, we restated our consolidated financial statements for the years ended December 31, 2003 and 2002 and for the quarters ended March 31, 2004 and September 30, 2004 to reflect adjustments to our previously reported financial information. Also, as a result of the investigation, we were unable to timely file the Form 10-Q for the quarter ended September 30, 2004 or to announce our financial results for that period.

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

We have significant international operations based in the United Kingdom. As of September 30, 2006, 27 employees, constituting approximately 42% of the total number of our employees, were based outside the United States. We generate a substantial portion of our revenues from outside of the United States. In 2005 and 2004, we derived approximately 35% and 45% of our total revenues, respectively, from our customers and distributors outside of North America. We expect that international sales will continue to account for a significant portion of our revenues.

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

Five of our stockholders who are institutions beneficially own over 56.5% of our outstanding common stock. Officers and directors as a group beneficially own 5.1% of our stock as of October 15, 2006. These stockholders will, to the extent they act together, have the ability to exert significant influence and control over matters requiring the approval of our stockholders. Their interests may be different from yours. Matters that typically require stockholder approval include: (i) election of directors; (ii) approval of a merger or consolidation; and (iii) approval of a sale of all or substantially all of our assets. Accordingly, you may not be able to influence any action we take or consider taking, even if it requires a stockholder vote.

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

According to Forms 4, 13D and 13G filed by our stockholders, approximately 3.1 million shares of our common stock, stock options and warrants (representing approximately 66.8% of the total shares outstanding) are held by affiliates. Should anyone of our affiliates sell any or all of their holdings in our common stock, it may have the effect of depressing the trading price of our common stock. In addition, such sales could lower our value and make it more difficult for us to raise capital.

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

In particular, the FASB recently issued SFAS 123R which requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our consolidated statements of income. The accounting provisions of SFAS 123R are effective for annual periods beginning after June 15, 2005. We adopted SFAS 123R in the first quarter of fiscal year 2006. We believe that the adoption of SFAS 123R will have a significant adverse effect on our reported financial results and may impact the way in which we conduct our business. Please refer to the section titled “Stock-based Compensation” in the notes to the financial statements.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

ITEM 5. Other Information

None.

Item 6. Exhibits.

(a) Exhibits.

Exhibit No.	Description
2.1(1)	Agreement and Plan of Merger dated August 31, 2006 by and among Genetix Group plc, Alpine Merger Corporation and Applied Imaging Corp.

2.2(2)	Amendment No. 1 to August 31, 2006 Merger Agreement dated October 20, 2006

2.3(3)	Amendment No. 2 to August 31, 2006 Merger Agreement dated October 27, 2006

2.4(4)	Amendment No. 3 to August 31, 2006 Merger Agreement dated November 2, 2006

2.5(5)	Amendment No. 4 to August 31, 2006 Merger Agreement dated November 9, 2006

31.1	Chief Executive Officer’s Certification Pursuant to 15 U.S.C. Section 7241

31.2	Chief Financial Officer’s Certification Pursuant to 15 U.S.C. Section 7241

32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed as Exhibit 2.1 to Applied Imaging Corp.’s Form 8-K dated September 1, 2006 and incorporated by reference herein.
(2)	Filed as Exhibit 2.1 to Applied Imaging Corp.’s Form 8-K dated October 24, 2006 and incorporated by reference herein.
(3)	Filed as Exhibit 2.1 to Applied Imaging Corp.’s Form 8-K dated October 31, 2006 and incorporated by reference herein.
(4)	Filed as Exhibit 2.1 to Applied Imaging Corp.’s Form 8-K dated November 3, 2006 and incorporated by reference herein.
(5)	Filed as Exhibit 2.1 to Applied Imaging Corp.’s Form 8-K dated November 13, 2006 and incorporated by reference herein.

APPLIED IMAGING CORP.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

APPLIED IMAGING CORP. (Registrant)

Date: November 13, 2006	By:	/S/ ROBIN STRACEY
Robin Stracey
Chief Executive Officer